Form 10-Q
period 2018-06-30
CF Industries Holdings, Inc.
filed 2018-08-02
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,468,663 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at July 31, 2018.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net sales	$1,300	$1,124	$2,257	$2,161
Cost of sales	988	951	1,755	1,881
Gross margin	312	173	502	280
Selling, general and administrative expenses	53	49	110	95
Other operating—net	3	10	(18)	16
Total other operating costs and expenses	56	59	92	111
Equity in earnings (losses) of operating affiliates	18	(6)	25	(3)
Operating earnings	274	108	435	166
Interest expense	61	80	121	160
Interest income	(2)	(2)	(5)	(3)
Other non-operating—net	(3)	1	(4)	2
Earnings before income taxes	218	29	323	7
Income tax provision (benefit)	44	5	61	(8)
Net earnings	174	24	262	15
Less: Net earnings attributable to noncontrolling interests	26	21	51	35
Net earnings (loss) attributable to common stockholders	$148	$3	$211	$(20)
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.63	$0.01	$0.90	$(0.09)
Diluted	$0.63	$0.01	$0.90	$(0.09)
Weighted-average common shares outstanding:
Basic	234.0	233.5	233.9	233.2
Diluted	234.9	233.7	234.8	233.2
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Net earnings	$174	$24	$262	$15
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(67)	52	(50)	72
Unrealized loss on securities—net of taxes	(1)	—	(1)	—
Defined benefit plans—net of taxes	7	1	6	1
	(61)	53	(45)	73
Comprehensive income	113	77	217	88
Less: Comprehensive income attributable to noncontrolling interests	26	21	51	35
Comprehensive income attributable to common stockholders	$87	$56	$166	$53
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$728	$835
Accounts receivable—net	338	307
Inventories	257	275
Prepaid income taxes	1	33
Other current assets	24	15
Total current assets	1,348	1,465
Property, plant and equipment—net	8,841	9,175
Investment in affiliate	94	108
Goodwill	2,364	2,371
Other assets	340	344
Total assets	$12,987	$13,463
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$429	$472
Income taxes payable	23	2
Customer advances	21	89
Other current liabilities	9	17
Total current liabilities	482	580
Long-term debt	4,695	4,692
Deferred income taxes	1,051	1,047
Other liabilities	437	460
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2018—233,466,300 shares issued and 2017—233,287,799 shares issued	2	2
Paid-in capital	1,349	1,397
Retained earnings	2,514	2,443
Treasury stock—at cost, 2018—187 shares and 2017—710 shares	—	—
Accumulated other comprehensive loss	(309)	(263)
Total stockholders’ equity	3,556	3,579
Noncontrolling interests	2,766	3,105
Total equity	6,322	6,684
Total liabilities and equity	$12,987	$13,463
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net (loss) earnings	—	—	—	(20)	—	(20)	35	15
Other comprehensive income	—	—	—	—	73	73	—	73
Issuance of $0.01 par value common stock under employee stock plans	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	9	—	9
Cash dividends ($0.60 per share)	—	—	—	(140)	—	(140)	—	(140)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Balance as of June 30, 2017	$2	$—	$1,388	$2,205	$(325)	$3,270	$3,120	$6,390

Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2014-09	—	—	—	(1)	—	(1)	—	(1)
Adoption of ASU No. 2016-01	—	—	—	1	(1)	—	—	—
Net earnings	—	—	—	211	—	211	51	262
Other comprehensive loss	—	—	—	—	(45)	(45)	—	(45)
Acquisition of treasury stock under employee stock plans	—	—	(1)	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	4	—	—	4	—	4
Stock-based compensation expense	—	—	11	—	—	11	—	11
Cash dividends ($0.60 per share)	—	—	—	(140)	—	(140)	—	(140)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)	—	—	(62)	(331)	(393)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Balance as of June 30, 2018	$2	$—	$1,349	$2,514	$(309)	$3,556	$2,766	$6,322
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2018	2017
	(in millions)
Operating Activities:
Net earnings	$262	$15
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	434	422
Deferred income taxes	2	(8)
Stock-based compensation expense	11	8
Unrealized net (gain) loss on natural gas derivatives	(8)	71
Unrealized loss on embedded derivative	1	3
Loss on disposal of property, plant and equipment	—	1
Undistributed (earnings) losses of affiliates—net of taxes	(3)	6
Changes in:
Accounts receivable—net	(34)	(35)
Inventories	21	10
Accrued and prepaid income taxes	52	806
Accounts payable and accrued expenses	(46)	(12)
Customer advances	(68)	(37)
Other—net	(26)	(63)
Net cash provided by operating activities	598	1,187
Investing Activities:
Additions to property, plant and equipment	(145)	(185)
Proceeds from sale of property, plant and equipment	16	12
Distributions received from unconsolidated affiliates	10	6
Proceeds from sale of auction rate securities	—	9
Other—net	1	—
Net cash used in investing activities	(118)	(158)
Financing Activities:
Financing fees	1	—
Dividends paid on common stock	(140)	(140)
Acquisition of noncontrolling interests in TNCLP	(388)	—
Distributions to noncontrolling interests	(59)	(59)
Issuances of common stock under employee stock plans	4	—
Shares withheld for taxes	(1)	—
Net cash used in financing activities	(583)	(199)
Effect of exchange rate changes on cash and cash equivalents	(4)	6
(Decrease) increase in cash, cash equivalents and restricted cash	(107)	836
Cash, cash equivalents and restricted cash at beginning of period	835	1,169
Cash, cash equivalents and restricted cash at end of period	$728	$2,005
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility, and our Billingham and Ince facilities in the United Kingdom, and from a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
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
During the first quarter of 2018, we adopted Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. As a result, in our consolidated statements of cash flows for the six months ended June 30, 2017, we have reclassified $1 million of withdrawals from restricted cash funds, previously classified as cash flows provided by investing activities, to be included in the reconciliation of the beginning and ending balances of cash, cash equivalents and restricted cash. See Note 2—New Accounting Standards for additional information.
During the first quarter of 2018, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, we reclassified certain amounts in our consolidated statements of operations for the three and six months ended June 30, 2017. See Note 2—New Accounting Standards for additional information.

CF INDUSTRIES HOLDINGS, INC.

2.   New Accounting Standards
Recently Adopted Pronouncements
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. In 2016, the Financial Accounting Standards Board (FASB) issued additional ASUs that enhanced the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarified that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhanced the guidance around the treatment of shipping costs incurred to fulfill performance obligations. Our adoption of this ASU, utilizing the modified retrospective approach on contracts that were not completed as of January 1, 2018, resulted in a reduction to opening retained earnings of $1 million related to the cumulative difference between ASC Topic 605 and ASC Topic 606. See Note 3—Revenue Recognition for additional information.
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
On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which requires that the statement of cash flows include amounts described as restricted cash and restricted cash equivalents as part of cash and cash equivalents when reconciling the beginning and ending period total amounts. Upon adoption of this ASU, $1 million of withdrawals from restricted cash funds previously reflected as cash provided by investing activities for the six months ended June 30, 2017, and our restricted cash of $5 million and $4 million as of December 31, 2016 and June 30, 2017, respectively, were reclassified to be included within the reconciliation of beginning and ending cash, cash equivalents and restricted cash balances on our consolidated statement of cash flows.
On January 1, 2018, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Only service cost can be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost must be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. Our adoption of this ASU was applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance, which resulted in $1 million and $2 million of net benefit cost previously recognized in cost of sales for the three and six months ended June 30, 2017, respectively, to be reclassified to other non-operating on our consolidated statements of operations.
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Our adoption of this ASU had no impact on our consolidated financial statements.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and required the modified retrospective method of adoption. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While we are continuing to evaluate the

CF INDUSTRIES HOLDINGS, INC.

impact of the adoption of these ASUs on our consolidated financial statements, we currently believe the most significant change relates to the recognition of the right-of-use assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including transportation equipment utilized for the distribution of our products.
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
3.   Revenue Recognition
Prior to the adoption of ASC 606, under ASC 605, the basic criteria necessary for revenue recognition were: (1) evidence that a sales arrangement existed, (2) delivery of goods had occurred, (3) the seller's price to the buyer was fixed or determinable, and (4) collectability was reasonably assured. We recognized revenue when these criteria had been met, and when title and risk of loss transferred to the customer, which could be at the plant gate, a distribution facility, a supplier location or a customer destination.
We adopted ASC 606 on January 1, 2018. The revenue that we recognize, both prior to and after the adoption of ASC 606, arises from contracts we have with our customers. Our performance obligations under a contract correspond to each shipment of product that we make to our customer under the contract; as a result, each contract may have more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of our products transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to our product or when the customer assumes risk of loss of our product. The transfer of control generally occurs at a point in time upon loading of our product onto transportation equipment or upon delivery to the customer’s intended destination. Once this occurs, we have satisfied our performance obligation and we recognize revenue.
When we enter into a contract with a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, consistent with our treatment of this income prior to the adoption of ASC 606, since this activity fulfills our obligation to transfer the product to the customer. For the three and six months ended June 30, 2018, the total amount of freight recognized as revenue was not material.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For the three and six months ended June 30, 2018, the amount of revenue for these types of transactions was $16 million and $41 million, respectively.
From time to time, we will enter the marketplace to purchase the needed product in order to meet our customer contracts. When we purchase product to meet customer contracts, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investments, we have transactions in the normal course of business with Point Lisas Nitrogen Limited (PLNL), reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. During the six months ended June 30, 2018, other than products purchased from PLNL, we did not purchase any products in the marketplace in order to meet our customer contracts.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance

CF INDUSTRIES HOLDINGS, INC.

obligation. Returns of our product by our customers are permitted only when the product is not to specification, and were not material for the three and six months ended June 30, 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. Customer incentives are reported as a reduction in net sales. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at June 30, 2018, and December 31, 2017 were not material.
If we had continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2018, our revenues, gross margin, and net income attributable to common shareholders would not have been materially different. See Note 2—New Accounting Standards for the impact of our adoption of ASU No. 2014-09.
Revenue Disaggregation
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN, and Other.
The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2018
North America	$349	$345	$290	$49	$64	$1,097
Europe and other	25	15	49	75	39	203
Total revenue	$374	$360	$339	$124	$103	$1,300

Six months ended June 30, 2018
North America	$517	$609	$536	$94	$123	$1,879
Europe and other	69	15	86	130	78	378
Total revenue	$586	$624	$622	$224	$201	$2,257
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For the three and six months ended June 30, 2018, the amount of customer bad debt expense recognized was immaterial.
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
As of June 30, 2018 and December 31, 2017, we had $21 million and $89 million, respectively, in customer advances on our consolidated balance sheets. The decrease in the balance of customer advances was primarily caused by customers taking delivery of fertilizer during the spring application season. During the six months ended June 30, 2018, all of our customer advances that were recorded as of December 31, 2017 were recognized as revenue.

CF INDUSTRIES HOLDINGS, INC.

We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of June 30, 2018, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.4 billion. We expect to recognize approximately 9% of these performance obligations as revenue during the remainder of 2018, approximately 36% as revenue during 2019 and 2020, approximately 30% as revenue during 2021 and 2022, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts is approximately $260 million as of June 30, 2018. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2017 will be satisfied in 2018.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also expensed any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during the six months ended June 30, 2018.
4.   Net Earnings (Loss) Per Share
Net earnings (loss) per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$148	$3	$211	$(20)
Basic earnings per common share:
Weighted-average common shares outstanding	234.0	233.5	233.9	233.2
Net earnings (loss) attributable to common stockholders	$0.63	$0.01	$0.90	$(0.09)
Diluted earnings per common share:
Weighted-average common shares outstanding	234.0	233.5	233.9	233.2
Dilutive common shares—stock options	0.9	0.2	0.9	—
Diluted weighted-average shares outstanding	234.9	233.7	234.8	233.2
Net earnings (loss) attributable to common stockholders	$0.63	$0.01	$0.90	$(0.09)
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 2.0 million in each of the three and six months ended June 30, 2018, and 6.0 million and 6.6 million for the three and six months ended June 30, 2017, respectively.
5.   Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Finished goods	$217	$233
Raw materials, spare parts and supplies	40	42
Total inventories	$257	$275

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Land	$70	$71
Machinery and equipment	12,064	12,070
Buildings and improvements	884	882
Construction in progress	257	223
Property, plant and equipment(1)	13,275	13,246
Less: Accumulated depreciation and amortization	4,434	4,071
Property, plant and equipment—net	$8,841	$9,175
_______________________________________________________________________________

(1)
As of June 30, 2018 and December 31, 2017, we had property, plant and equipment that was accrued but unpaid of approximately $49 million and $46 million, respectively. As of June 30, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of $205 million and $225 million, respectively.

Depreciation and amortization related to property, plant and equipment was $236 million and $421 million for the three and six months ended June 30, 2018, respectively, and $208 million and $405 million for the three and six months ended June 30, 2017, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2018	2017
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$208	$206
Additions	41	73
Depreciation	(56)	(56)
Effect of exchange rate changes	(2)	3
Ending balance	$191	$226
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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2018 and December 31, 2017:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2017	$587	$829	$576	$306	$73	$2,371
Effect of exchange rate changes	—	(1)	—	(5)	(1)	(7)
Balance as of June 30, 2018	$587	$828	$576	$301	$72	$2,364
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$130	$(35)	$95	$132	$(31)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	31	(5)	26	32	(4)	28
Total intangible assets	$171	$(50)	$121	$174	$(45)	$129
Amortization expense of our identifiable intangible assets was $3 million and $5 million for the three and six months ended June 30, 2018 and 2017, respectively. Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Total estimated amortization expense for the remainder of 2018 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2018	$4
2019	9
2020	9
2021	9
2022	9
2023	9
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
As of June 30, 2018, the total carrying value of our equity method investment in PLNL was $94 million, $50 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 15 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $9 million and $38 million

CF INDUSTRIES HOLDINGS, INC.

for the three and six months ended June 30, 2018, respectively, and $24 million and $44 million for the three and six months ended June 30, 2017, respectively.
The Trinidadian tax authority (the Board of Inland Revenue) previously issued a tax assessment against PLNL related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidadian Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual in the second quarter of 2017, which reduced our equity in earnings of PLNL for the three and six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest. In early 2018, PLNL settled this matter with the Board of Inland Revenue for the amounts accrued.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas from NGC, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to the natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statements of operations for the three and six months ended June 30, 2018 was an increase in our equity in earnings of operating affiliates of approximately $19 million.
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$56	$—	$—	$56
Cash equivalents:
U.S. and Canadian government obligations	667	—	—	667
Other debt securities	5	—	—	5
Total cash and cash equivalents	$728	$—	$—	$728
Nonqualified employee benefit trusts	18	2	—	20

	December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$120	$—	$—	$120
Cash equivalents:
U.S. and Canadian government obligations	710	—	—	710
Other debt securities	5	—	—	5
Total cash and cash equivalents	$835	$—	$—	$835
Nonqualified employee benefit trusts	17	2	—	19
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2018 and December 31, 2017 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$672	$672	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative liabilities	(4)	—	(4)	—
Embedded derivative liability	(26)	—	(26)	—

	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$715	$715	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(25)	—	(25)	—
Cash Equivalents
As of June 30, 2018 and December 31, 2017, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The fair values of the trust assets are based on daily quoted prices in an active market, which represent the net asset values of the shares held in the trusts, and are included on our consolidated balance sheets in other assets. Debt securities are accounted for as available-for-sale securities. In 2018, as a result of our adoption of ASU 2016-01 on January 1, 2018, changes in the fair value of equity securities in the trust assets are recognized through earnings. See Note 2—New Accounting Standards for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016 and 2017, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of June 30, 2018 and December 31, 2017, the embedded derivative liability of $26 million and $25 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. For the six months ended June 30, 2018 and 2017, we recognized charges of $1 million and $3 million, respectively, related to the embedded derivative, which are included in other operating—net in our consolidated statement of operations.
See Note 14—Noncontrolling Interests for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,695	$4,474	$4,692	$4,800
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.
10.   Income Taxes
For the three months ended June 30, 2018, we recorded an income tax provision of $44 million on pre-tax income of $218 million, or an effective tax rate of 20.2%, compared to an income tax provision of $5 million on pre-tax income of $29 million, or an effective tax rate of 17.7%, for the three months ended June 30, 2017.
Our effective tax rate in the first six months of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the first six months of 2017.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and in the second quarter of 2017 by earnings attributable to the noncontrolling interests in Terra Nitrogen Company, L.P. (TNCLP), as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable

CF INDUSTRIES HOLDINGS, INC.

to the noncontrolling interests. Our effective tax rate for the three months ended June 30, 2018 and 2017, exclusive of the earnings attributable to the noncontrolling interests of $26 million and $21 million, respectively, would be 23.0% and 63.3%, respectively. See Note 14—Noncontrolling Interests for additional information.
On April 2, 2018, we purchased all of the outstanding publicly traded common units of TNCLP. Our effective tax rate in the second quarter of 2018 is impacted by a $20 million reduction to our deferred tax liability due to the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition. See Note 14—Noncontrolling Interests for additional information.
The effective tax rate for the three months ended June 30, 2017 was also impacted by the tax contingency accrual recorded by PLNL, which reduced our earnings before income taxes by $7 million but did not change our income tax provision as the adjustment was not tax effected. See Note 8—Equity Method Investments for additional information.
During the second quarter of 2017, the valuation allowance for the net operating losses of a subsidiary of the Company that we recorded in prior periods was reduced by $12 million as the result of a statutory income tax rate change.
On July 6, 2017, the State of Illinois enacted an income tax rate increase and the impact of approximately $5 million on future tax assets and liabilities was recorded in the period of enactment.
During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of CAD $174 million (or approximately $133 million), including provincial taxes but excluding any interest or penalties, is the result of an audit that was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. The reassessment has been appealed and a letter of credit in the amount of CAD $87 million (or approximately $66 million) has been posted. We believe that it is more likely than not that the patronage allocation deduction will ultimately be sustained. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid. This issue is currently under review by the competent authorities of Canada and the United States.
During the fourth quarter of 2017, we recorded the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, including a provisional amount for the impact of the transition tax liability based on amounts reasonably estimable. We have not recorded measurement period adjustments to this provisional amount in the six months ended June 30, 2018.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest on borrowings(1)	$57	$76	$114	$152
Fees on financing agreements(1)	4	4	7	8
Interest on tax liabilities	—	—	1	1
Interest capitalized	—	—	(1)	(1)
Total interest expense	$61	$80	$121	$160
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

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
As of June 30, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $745 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2018 or December 31, 2017, or during the six months ended June 30, 2018.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of June 30, 2018, approximately $119 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2018 and December 31, 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	June 30, 2018		December 31, 2017
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$497	$500	$496
3.450% due June 2023	3.562%	750	746	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	494	500	493
4.500% due December 2026	4.759%	750	736	750	736
Total long-term debt		$4,750	$4,695	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million and $12 million as of June 30, 2018 and December 31, 2017, respectively, and total deferred debt issuance costs were $44 million and $46 million as of June 30, 2018 and December 31, 2017, respectively.

CF INDUSTRIES HOLDINGS, INC.

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
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). CF Holdings and the subsidiary guarantors of the Public Senior Notes are also guarantors of the Senior Secured Notes. Interest on the Senior Secured Notes is payable semiannually on December 1 and June 1 beginning on June 1, 2017, and the Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
13.   Derivative Financial Instruments
We use derivative financial instruments primarily to reduce our exposure to changes in commodity prices.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2018, we had natural gas NYMEX fixed price swaps covering periods through December 2018 and natural gas basis swaps covering certain periods through March 2019.
As of June 30, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 19.6 million MMBtus (millions of British thermal units) and 35.9 million MMBtus, respectively. For the six months ended June 30, 2018, we used natural gas NYMEX fixed price swaps to cover approximately 9% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location	2018	2017	2018	2017
		(in millions)
Natural gas derivatives
Unrealized net gains (losses) recognized in income	Cost of sales	$5	$(18)	$8	$(71)
Realized net losses	Cost of sales	(3)	(3)	(4)	(2)
Net derivative gains (losses)		$2	$(21)	$4	$(73)
The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2018 and December 31, 2017, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$—	$1	Other current liabilities	$(4)	$(12)

CF INDUSTRIES HOLDINGS, INC.

Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of June 30, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $4 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2018 and December 31, 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2018 and December 31, 2017:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2018
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(4)	—	—	(4)
Net derivative liabilities	$(4)	$—	$—	$(4)
December 31, 2017
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(12)	(1)	—	(11)
Net derivative liabilities	$(11)	$—	$—	$(11)
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

	Six months ended June 30,
	2018			2017
	CFN	TNCLP	Total	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,772	$333	$3,105	$2,806	$338	$3,144
Earnings attributable to noncontrolling interests	43	8	51	23	12	35
Declaration of distributions payable	(49)	(10)	(59)	(48)	(11)	(59)
Purchase of the Public Units	—	(331)	(331)	—	—	—
Ending balance	$2,766	$—	$2,766	$2,781	$339	$3,120
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	49	10	59	48	11	59
Distributions to noncontrolling interests	(49)	(10)	(59)	(48)	(11)	(59)
Ending balance	$—	$—	$—	$—	$—	$—
CF Industries Nitrogen, LLC (CFN)
We have a strategic venture with CHS under which they own an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interest of CFN. We own the remaining membership interest. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.
In the third quarter of 2018, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2018 in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN, as amended. On July 31, 2018, CFN distributed $79 million to CHS for the distribution period ended June 30, 2018.
Terra Nitrogen Company, L.P. (TNCLP)
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the Public Units). TNGP completed its purchase of the Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million, which was recognized as a reduction in paid-in capital of $62 million; a deferred tax liability of $5 million; and the removal of the TNCLP noncontrolling interests, as shown in the table above. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.

CF INDUSTRIES HOLDINGS, INC.

Prior to April 2, 2018, TNCLP was a master limited partnership that owned a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. We owned approximately 75.3% of TNCLP through general and limited partnership interests and outside investors owned the remaining approximately 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership were consolidated into our financial statements. The outside investors’ limited partnership interests in the partnership were recorded in noncontrolling interests in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders’ interest (prior to the Purchase) in the earnings and equity of TNCLP. Affiliates of CF Industries were required to purchase all of TNCLP’s fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
In both the first and second quarters of 2017, the minimum quarterly distributions under the TNCLP Agreement of Limited Partnership were satisfied, which entitled TNGP to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP assigned its right to receive such incentive distributions to an affiliate of TNGP that was also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2017 was $14 million.
15.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2016	$(272)	$1	$5	$(132)	$(398)
Gain arising during the period	—	—	—	7	7
Effect of exchange rate changes and deferred taxes	72	—	—	(6)	66
Balance as of June 30, 2017	$(200)	$1	$5	$(131)	$(325)

Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU No. 2016-01(1)	—	(1)	—	—	(1)
Unrealized loss	—	(1)	—	—	(1)
Gain arising during the period	—	—	—	5	5
Reclassification to earnings	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	(50)	—	—	—	(50)
Balance as of June 30, 2018	$(195)	$(1)	$4	$(117)	$(309)
____________________________________________________________________________

(1)	See Note 2—New Accounting Standards for additional information.
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2018 and 2017 were not material.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. There is no trial date currently set; however, we anticipate that the Court will schedule a trial sometime in the beginning of 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2018 and 2017 are presented in the tables below.

	Ammonia	Granular Urea(1)(2)	UAN(1)(2)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2018
Net sales	$374	$360	$339	$124	$103	$1,300
Cost of sales	272	255	258	117	86	988
Gross margin	$102	$105	$81	$7	$17	312
Total other operating costs and expenses						56
Equity in earnings of operating affiliates						18
Operating earnings						$274
Three months ended June 30, 2017
Net sales	$389	$259	$286	$112	$78	$1,124
Cost of sales	302	234	248	102	65	951
Gross margin	$87	$25	$38	$10	$13	173
Total other operating costs and expenses						59
Equity in losses of operating affiliates						(6)
Operating earnings						$108

	Ammonia	Granular Urea(1)(2)	UAN(1)(2)	AN(1)	Other(1)	Consolidated
	(in millions)
Six months ended June 30, 2018
Net sales	$586	$624	$622	$224	$201	$2,257
Cost of sales	460	444	488	191	172	1,755
Gross margin	$126	$180	$134	$33	$29	502
Total other operating costs and expenses						92
Equity in earnings of operating affiliates						25
Operating earnings						$435
Six months ended June 30, 2017
Net sales	$671	$497	$603	$237	$153	$2,161
Cost of sales	567	447	529	208	130	1,881
Gross margin	$104	$50	$74	$29	$23	280
Total other operating costs and expenses						111
Equity in losses of operating affiliates						(3)
Operating earnings						$166
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)
As a result of our adoption of ASU No. 2017-07 on January 1, 2018, cost of sales and gross margin were updated for the three and six months ended June 30, 2017. See Note 2—New Accounting Standards for additional information.

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
Presented below are condensed consolidating statements of operations for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three and six months ended June 30, 2018 and 2017, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the six months ended June 30, 2018 and 2017, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of June 30, 2018 and December 31, 2017. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of June 30, 2018, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the non-guarantor column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the subsidiary guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$85	$1,063	$918	$(766)	$1,300
Cost of sales	—	69	922	761	(764)	988
Gross margin	—	16	141	157	(2)	312
Selling, general and administrative expenses	—	2	33	20	(2)	53
Other operating—net	—	5	1	(3)	—	3
Total other operating costs and expenses	—	7	34	17	(2)	56
Equity in (losses) earnings of operating affiliates	—	(1)	—	19	—	18
Operating earnings	—	8	107	159	—	274
Interest expense	—	61	6	2	(8)	61
Interest income	—	(1)	(2)	(7)	8	(2)
Net earnings of wholly owned subsidiaries	(148)	(188)	(139)	—	475	—
Other non-operating—net	—	—	—	(3)	—	(3)
Earnings before income taxes	148	136	242	167	(475)	218
Income tax (benefit) provision	—	(12)	56	—	—	44
Net earnings	148	148	186	167	(475)	174
Less: Net earnings attributable to noncontrolling interests	—	—	—	26	—	26
Net earnings attributable to common stockholders	$148	$148	$186	$141	$(475)	$148

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$148	$148	$186	$167	$(475)	$174
Other comprehensive loss	(61)	(61)	(35)	(62)	158	(61)
Comprehensive income	87	87	151	105	(317)	113
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	26	—	26
Comprehensive income attributable to common stockholders	$87	$87	$151	$79	$(317)	$87

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$190	$1,775	$1,803	$(1,511)	$2,257
Cost of sales	—	159	1,638	1,461	(1,503)	1,755
Gross margin	—	31	137	342	(8)	502
Selling, general and administrative expenses	1	3	72	42	(8)	110
Other operating—net	—	(8)	(2)	(8)	—	(18)
Total other operating costs and expenses	1	(5)	70	34	(8)	92
Equity in earnings of operating affiliates	—	2	—	23	—	25
Operating (loss) earnings	(1)	38	67	331	—	435
Interest expense	—	123	10	3	(15)	121
Interest income	(1)	(3)	(5)	(11)	15	(5)
Net earnings of wholly owned subsidiaries	(211)	(275)	(274)	—	760	—
Other non-operating—net	—	—	—	(4)	—	(4)
Earnings before income taxes	211	193	336	343	(760)	323
Income tax (benefit) provision	—	(18)	73	6	—	61
Net earnings	211	211	263	337	(760)	262
Less: Net earnings attributable to noncontrolling interests	—	—	—	51	—	51
Net earnings attributable to common stockholders	$211	$211	$263	$286	$(760)	$211

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$211	$211	$263	$337	$(760)	$262
Other comprehensive loss	(46)	(46)	(34)	(47)	128	(45)
Comprehensive income	165	165	229	290	(632)	217
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	51	—	51
Comprehensive income attributable to common stockholders	$165	$165	$229	$239	$(632)	$166

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$111	$903	$833	$(723)	$1,124
Cost of sales	—	71	869	734	(723)	951
Gross margin	—	40	34	99	—	173
Selling, general and administrative expenses	2	3	27	17	—	49
Other operating—net	—	(1)	1	10	—	10
Total other operating costs and expenses	2	2	28	27	—	59
Equity in losses of operating affiliates	—	—	—	(6)	—	(6)
Operating (loss) earnings	(2)	38	6	66	—	108
Interest expense	—	80	9	2	(11)	80
Interest income	—	(8)	(1)	(4)	11	(2)
Net earnings of wholly owned subsidiaries	(4)	(27)	(42)	—	73	—
Other non-operating—net	—	—	1	—	—	1
Earnings (loss) before income taxes	2	(7)	39	68	(73)	29
Income tax (benefit) provision	(1)	(11)	15	2	—	5
Net earnings	3	4	24	66	(73)	24
Less: Net earnings attributable to noncontrolling interests	—	—	—	21	—	21
Net earnings attributable to common stockholders	$3	$4	$24	$45	$(73)	$3

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$3	$4	$24	$66	$(73)	$24
Other comprehensive income	53	53	37	50	(140)	53
Comprehensive income	56	57	61	116	(213)	77
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	21	—	21
Comprehensive income attributable to common stockholders	$56	$57	$61	$95	$(213)	$56

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$201	$1,725	$1,729	$(1,494)	$2,161
Cost of sales	—	122	1,761	1,492	(1,494)	1,881
Gross margin	—	79	(36)	237	—	280
Selling, general and administrative expenses	2	5	55	33	—	95
Other operating—net	—	(2)	2	16	—	16
Total other operating costs and expenses	2	3	57	49	—	111
Equity in losses of operating affiliates	—	—	—	(3)	—	(3)
Operating (loss) earnings	(2)	76	(93)	185	—	166
Interest expense	—	161	20	3	(24)	160
Interest income	—	(19)	(2)	(6)	24	(3)
Net loss (earnings) of wholly owned subsidiaries	19	(24)	(140)	—	145	—
Other non-operating—net	—	—	2	—	—	2
(Loss) earnings before income taxes	(21)	(42)	27	188	(145)	7
Income tax (benefit) provision	(1)	(23)	10	6	—	(8)
Net (loss) earnings	(20)	(19)	17	182	(145)	15
Less: Net earnings attributable to noncontrolling interests	—	—	—	35	—	35
Net (loss) earnings attributable to common stockholders	$(20)	$(19)	$17	$147	$(145)	$(20)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(20)	$(19)	$17	$182	$(145)	$15
Other comprehensive income	73	73	49	68	(190)	73
Comprehensive income	53	54	66	250	(335)	88
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	35	—	35
Comprehensive income attributable to common stockholders	$53	$54	$66	$215	$(335)	$53

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$3	$129	$596	$—	$728
Accounts and notes receivable—net	227	471	1,261	753	(2,374)	338
Inventories	—	—	100	157	—	257
Prepaid income taxes	—	—	—	1	—	1
Other current assets	—	—	16	8	—	24
Total current assets	227	474	1,506	1,515	(2,374)	1,348
Property, plant and equipment—net	—	—	119	8,722	—	8,841
Deferred income taxes	—	4	—	—	(4)	—
Investments in affiliates	4,166	8,617	7,182	95	(19,966)	94
Goodwill	—	—	2,064	300	—	2,364
Other assets	—	84	60	658	(462)	340
Total assets	$4,393	$9,179	$10,931	$11,290	$(22,806)	$12,987
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$837	$303	$1,305	$358	$(2,374)	$429
Income taxes payable	—	—	18	5	—	23
Customer advances	—	—	21	—	—	21
Other current liabilities	—	—	9	—	—	9
Total current liabilities	837	303	1,353	363	(2,374)	482
Long-term debt	—	4,695	383	79	(462)	4,695
Deferred income taxes	—	—	892	163	(4)	1,051
Other liabilities	—	15	242	180	—	437
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,463	(5,463)	2
Paid-in capital	1,349	1,799	9,450	1,566	(12,815)	1,349
Retained earnings	2,514	2,676	(1,167)	970	(2,479)	2,514
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(309)	(309)	(214)	(268)	791	(309)
Total stockholders’ equity	3,556	4,166	8,069	7,731	(19,966)	3,556
Noncontrolling interests	—	—	(8)	2,774	—	2,766
Total equity	3,556	4,166	8,061	10,505	(19,966)	6,322
Total liabilities and equity	$4,393	$9,179	$10,931	$11,290	$(22,806)	$12,987

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$15	$388	$432	$—	$835
Accounts and notes receivable—net	743	1,553	2,670	768	(5,427)	307
Inventories	—	4	104	167	—	275
Prepaid income taxes	—	—	33	—	—	33
Other current assets	—	—	10	5	—	15
Total current assets	743	1,572	3,205	1,372	(5,427)	1,465
Property, plant and equipment—net	—	—	123	9,052	—	9,175
Deferred income taxes	—	8	—	—	(8)	—
Investments in affiliates	4,055	8,411	6,490	108	(18,956)	108
Goodwill	—	—	2,063	308	—	2,371
Other assets	—	85	82	453	(276)	344
Total assets	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,219	$1,314	$2,658	$708	$(5,427)	$472
Income taxes payable	—	—	—	2	—	2
Customer advances	—	—	89	—	—	89
Other current liabilities	—	—	14	3	—	17
Total current liabilities	1,219	1,314	2,761	713	(5,427)	580
Long-term debt	—	4,692	198	78	(276)	4,692
Deferred income taxes	—	—	876	179	(8)	1,047
Other liabilities	—	16	243	201	—	460
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,738	(4,738)	2
Paid-in capital	1,397	1,854	9,505	1,783	(13,142)	1,397
Retained earnings	2,443	2,463	(1,432)	709	(1,740)	2,443
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(263)	(263)	(180)	(221)	664	(263)
Total stockholders’ equity	3,579	4,054	7,893	7,009	(18,956)	3,579
Noncontrolling interests	—	—	(8)	3,113	—	3,105
Total equity	3,579	4,054	7,885	10,122	(18,956)	6,684
Total liabilities and equity	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$211	$211	$263	$337	$(760)	$262
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	4	11	419	—	434
Deferred income taxes	—	—	12	(10)	—	2
Stock-based compensation expense	11	—	—	—	—	11
Unrealized net gain on natural gas derivatives	—	—	(5)	(3)	—	(8)
Unrealized loss on embedded derivative	—	—	1	—	—	1
Undistributed earnings of affiliates—net	(211)	(275)	(274)	(3)	760	(3)
Changes in:
Intercompany accounts receivable/accounts payable—net	(15)	(84)	124	(25)	—	—
Accounts receivable—net	—	(16)	(20)	2	—	(34)
Inventories	—	4	4	13	—	21
Accrued and prepaid income taxes	—	(18)	69	1	—	52
Accounts and notes payable and accrued expenses	—	(9)	(1)	(36)	—	(46)
Customer advances	—	—	(68)	—	—	(68)
Other—net	—	(1)	4	(29)	—	(26)
Net cash (used in) provided by operating activities	(4)	(184)	120	666	—	598
Investing Activities:
Additions to property, plant and equipment	—	—	(4)	(141)	—	(145)
Proceeds from sale of property, plant and equipment	—	—	—	16	—	16
Distributions received from unconsolidated affiliates	—	—	184	(174)	—	10
Investments in consolidated subsidiaries - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash (used in) provided by investing activities	—	(31)	(235)	148	—	(118)
Financing Activities:
Long-term debt—net	—	—	178	(178)	—	—
Short-term debt—net	141	202	(371)	28	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(140)	—	—	(49)	49	(140)
Dividends to/from affiliates	—	—	49	—	(49)	—
Acquisition of noncontrolling interests in TNCLP	—	—	—	(388)	—	(388)
Distributions to noncontrolling interests	—	—	—	(59)	—	(59)
Issuances of common stock under employee stock plans	4	—	—	—	—	4
Shares withheld for taxes	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	4	203	(144)	(646)	—	(583)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
(Decrease) increase in cash and cash equivalents	—	(12)	(259)	164	—	(107)
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$—	$3	$129	$596	$—	$728

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(20)	$(19)	$17	$182	$(145)	$15
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6	11	405	—	422
Deferred income taxes	—	—	(9)	1	—	(8)
Stock-based compensation expense	8	—	—	—	—	8
Unrealized net loss on natural gas derivatives	—	—	60	11	—	71
Unrealized loss on embedded derivative	—	—	3	—	—	3
Loss on disposal of property, plant and equipment	—	—	—	1	—	1
Undistributed losses (earnings) of affiliates—net	19	(23)	(141)	6	145	6
Changes in:
Intercompany accounts receivable/accounts payable—net	(7)	(56)	119	(56)	—	—
Accounts receivable—net	—	(9)	(19)	(7)	—	(35)
Inventories	—	—	15	(5)	—	10
Accrued and prepaid income taxes	—	(23)	840	(11)	—	806
Accounts and notes payable and accrued expenses	—	12	2	(26)	—	(12)
Customer advances	—	—	(37)	—	—	(37)
Other—net	—	(3)	(46)	(14)	—	(63)
Net cash (used in) provided by operating activities	—	(115)	815	487	—	1,187
Investing Activities:
Additions to property, plant and equipment	—	—	(5)	(180)	—	(185)
Proceeds from sale of property, plant and equipment	—	—	—	12	—	12
Distributions received from unconsolidated affiliates	—	—	—	6	—	6
Proceeds from sale of auction rate securities	—	9	—	—	—	9
Net cash provided by (used in) investing activities	—	9	(5)	(162)	—	(158)
Financing Activities:
Long-term debt—net	—	(126)	129	(3)	—	—
Short-term debt—net	140	227	(449)	82	—	—
Dividends paid on common stock	(140)	—	—	(38)	38	(140)
Dividends to/from affiliates	—	—	38	—	(38)	—
Distributions to noncontrolling interests	—	—	—	(59)	—	(59)
Net cash provided by (used in) financing activities	—	101	(282)	(18)	—	(199)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
(Decrease) increase in cash, cash equivalents and restricted cash	—	(5)	528	313	—	836
Cash, cash equivalents and restricted cash at beginning of period	—	36	878	255	—	1,169
Cash, cash equivalents and restricted cash at end of period	$—	$31	$1,406	$568	$—	$2,005

CF INDUSTRIES HOLDINGS, INC.

19.   Subsequent Event
On August 1, 2018, our board of directors authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018, as well as Item 1. Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Second Quarter of 2018 Compared to Second Quarter of 2017

•	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
Overview of CF Holdings
Our Company
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility, and our Billingham and Ince facilities in the United Kingdom, and from a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
Our principal assets as of June 30, 2018 include:

•
five U.S. nitrogen fertilizer manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 14—Noncontrolling Interests for additional information on our strategic venture with CHS;

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
Our nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma, is operated by Terra Nitrogen, Limited Partnership (TNLP). Prior to April 2, 2018, TNLP was a subsidiary of Terra Nitrogen Company, L.P. (TNCLP), which was a publicly traded limited partnership of which we were the sole general partner and the majority limited partner, and in which we owned an approximate 75.3% interest.
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
Items Affecting Comparability of Results
Sales Volume
Unfavorable weather conditions impacted sales volume in the first quarter of 2018. Drought conditions in the Southern Plains along with wet and cold temperatures throughout much of the Midwestern United States and the United Kingdom delayed the spring application season. This delay in the spring application season resulted in high inventory levels both entering and through much of the second quarter as volume typically shipped in the first quarter was instead shipped in the second quarter of 2018.
Sales volume for our products for the three months ended June 30, 2018 was 5.5 million product tons compared to 5.0 million product tons for the three months ended June 30, 2017, an increase of 10% resulting in an increase in net sales and gross margin of approximately $98 million and $37 million, respectively. Sales volume for our products for the six months ended June 30, 2018 was relatively unchanged compared to the six months ended June 30, 2017.
Selling Prices
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to the combination of new global nitrogen production capacity that came on line in 2016, continued imports from various exporting regions and decreased North American buyer interest as a result of the greater global nitrogen supply availability. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. In 2017, the significant price fluctuations we experienced continued and were symptoms of a market in transition as new production capacity came on line and global trade flows began to adjust.
During the first half of 2018, the nitrogen supply and demand balance tightened due to higher global nitrogen input costs for energy, feedstock and freight. This caused the idling of certain plants and significant reductions in nitrogen production operating rates primarily in high cost production regions, and especially in China, which was further impacted by enforcement of environmental regulations.
The average selling price for our products for the three months ended June 30, 2018 was $235 per ton compared to $223 per ton for the three months ended June 30, 2017, an increase of 5% resulting in an increase in both net sales and gross margin of approximately $78 million. The average selling price for our products for the six months ended June 30, 2018 was $229 per ton compared to $221 per ton for the six months ended June 30, 2017, an increase of 4% resulting in an increase in both net sales and gross margin of approximately $127 million.
Other Items Affecting Comparability
In addition to the impact of market conditions on nitrogen fertilizer selling prices and sales volume, certain significant items impacted our financial results during the three and six months ended June 30, 2018 and 2017. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. During the three months ended June 30, 2018 and 2017, we reported net earnings attributable to common stockholders of $148 million and $3 million, respectively. During the six months ended June 30, 2018 and 2017, we reported net earnings (loss) attributable to common stockholders of $211 million and $(20) million, respectively.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(5)	$(4)	$18	$11	$(8)	$(6)	$71	$44
Loss (gain) on foreign currency transactions, including intercompany loans(2)	2	2	1	1	(3)	(2)	1	1
Costs related to the acquisition of TNCLP public units(3)	—	—	—	—	2	1	—	—
Earnings attributable to noncontrolling interests - TNCLP(4)	—	—	6	6	8	8	12	12
PLNL settlement income(5)	(19)	(19)	—	—	(19)	(19)	—	—
Equity method investment tax contingency accrual(5)	—	—	7	7	—	—	7	7
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in selling, general and administrative expenses in our consolidated statements of operations.

(4)	Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

(5)	Included in equity in earnings (losses) of operating affiliates in our consolidated statements of operations.

The following describes the significant items, identified in the table above, that impacted the comparability of our financial results for the three and six months ended June 30, 2018 and 2017. Descriptions of items below that refer to amounts in the table above refer to the pre-tax amounts.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2018 and 2017, we recognized unrealized net mark-to-market (gain) loss of $(5) million and $18 million, respectively. In the six months ended June 30, 2018 and 2017, we recognized unrealized net mark-to-market (gain) loss of $(8) million and $71 million, respectively.
Loss (gain) on foreign currency transactions, including intercompany loans
In the three and six months ended June 30, 2018, we recognized a loss (gain) of $2 million and $(3) million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Acquisition of the TNCLP public units
In the six months ended June 30, 2018, we incurred $2 million of costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP. These costs are reflected in selling, general and administrative expenses in our consolidated statements of operations.
Beginning in the second quarter of 2018, as a result of the April 2, 2018 acquisition of the TNCLP public units, there are no longer earnings attributable to noncontrolling interests in TNCLP. In the six months ended June 30, 2018, earnings attributable to noncontrolling interests in TNCLP was $8 million. In the three and six months ended June 30, 2017, earnings attributable to noncontrolling interests in TNCLP were $6 million and $12 million, respectively.
PLNL settlement income
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of

CF INDUSTRIES HOLDINGS, INC.

natural gas, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to the natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statements of operations for the three and six months ended June 30, 2018 was an increase in our equity in earnings of operating affiliates of approximately $19 million.
Equity method investment tax contingency accrual
The Trinidadian tax authority (the Board of Inland Revenue) previously issued a tax assessment against our equity method investment in the Republic of Trinidad and Tobago, PLNL, related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidadian Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. PLNL was appealing the assessment. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual in the second quarter of 2017, which reduced our equity in earnings of PLNL for both the three and six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest. The amount recognized reflected our 50% ownership interest. In early 2018, PLNL settled this matter with the Board of Inland Revenue for the amounts accrued.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $148 million for the three months ended June 30, 2018 compared to net earnings of $3 million for the three months ended June 30, 2017. Diluted net earnings per share attributable to common stockholders was $0.63 in the second quarter of 2018 compared to $0.01 in the second quarter of 2017.
During the second quarter of 2018, net earnings attributable to common stockholders was higher compared to the second quarter of 2017 due primarily to an increase in gross margin driven primarily by higher average selling prices for all nitrogen products resulting from the impact of a tighter global nitrogen supply and demand balance, higher sales volumes, lower realized natural gas costs and higher unrealized net mark-to-market gains on natural gas derivatives.
In addition, net interest expense decreased to $59 million in the three months ended June 30, 2018 from $78 million in the three months ended June 30, 2017, due to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 and our purchase in December 2017 of approximately $300 million of the $800 million outstanding aggregate principal amount of the 7.125% senior notes due 2020.
Our total gross margin increased by $139 million to $312 million in the second quarter of 2018 from $173 million in the second quarter of 2017. The increase in gross margin was due primarily to:

•
an increase in average selling prices of 5%, which increased gross margin by $78 million, primarily driven by an increase in average selling prices for granular urea and UAN of 18% and 6%, respectively,

•
an increase in sales volume of 10%, which increased gross margin by $37 million, primarily driven by an increase in sales volume in the UAN, Granular Urea and Other segments of 12%, 17% and 24%, respectively,

•
a decrease in physical natural gas costs in the second quarter of 2018, partially offset by the impact of natural gas derivatives that settled in the period, which increased gross margin by $35 million as compared to the second quarter of 2017,

•	the impact of a $5 million unrealized net mark-to-market gain in the second quarter of 2018 compared to a $18 million loss in the second quarter of 2017, which increased gross margin by $23 million,

•	partially offset by higher costs in the second quarter of 2018 due to plant turnarounds and disruptions.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(in millions, except as noted)
Net sales	$1,300	$1,124	$176	16%	$2,257	$2,161	$96	4%
Cost of sales	988	951	37	4%	1,755	1,881	(126)	(7)%
Gross margin	312	173	139	80%	502	280	222	79%
Gross margin percentage	24.0%	15.4%	8.6%		22.2%	13.0%	9.2%
Selling, general and administrative expenses	53	49	4	8%	110	95	15	16%
Other operating—net	3	10	(7)	(70)%	(18)	16	(34)	N/M
Total other operating costs and expenses	56	59	(3)	(5)%	92	111	(19)	(17)%
Equity in earnings (losses) of operating affiliates	18	(6)	24	N/M	25	(3)	28	N/M
Operating earnings	274	108	166	154%	435	166	269	162%
Interest expense—net	59	78	(19)	(24)%	116	157	(41)	(26)%
Other non-operating—net	(3)	1	(4)	N/M	(4)	2	(6)	N/M
Earnings before income taxes	218	29	189	N/M	323	7	316	N/M
Income tax provision (benefit)	44	5	39	N/M	61	(8)	69	N/M
Net earnings	174	24	150	N/M	262	15	247	N/M
Less: Net earnings attributable to noncontrolling interests	26	21	5	24%	51	35	16	46%
Net earnings (loss) attributable to common stockholders	$148	$3	$145	N/M	$211	$(20)	$231	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$0.63	$0.01	$0.62	N/M	$0.90	$(0.09)	$0.99	N/M
Diluted weighted-average common shares outstanding	234.9	233.7	1.2	1%	234.8	233.2	1.6	1%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.60	$0.60	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.92	$3.35	$(0.43)	(13)%	$3.08	$3.50	$(0.42)	(12)%
Realized derivatives loss in cost of sales(2)	0.03	0.04	(0.01)	(25)%	0.03	0.01	0.02	N/M
Cost of natural gas in cost of sales	$2.95	$3.39	$(0.44)	(13)%	$3.11	$3.51	$(0.40)	(11)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.82	$3.05	$(0.23)	(8)%	$2.92	$3.02	$(0.10)	(3)%
Average daily market price of natural gas National Balancing Point (UK)	$7.34	$4.85	$2.49	51%	$7.77	$5.43	$2.34	43%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(5)	$18	$(23)	N/M	$(8)	$71	$(79)	N/M
Depreciation and amortization	$241	$217	$24	11%	$434	$422	$12	3%
Capital expenditures	$77	$91	$(14)	(15)%	$145	$185	$(40)	(22)%
Sales volume by product tons (000s)	5,538	5,046	492	10%	9,841	9,791	50	1%
Production volume by product tons (000s):
Ammonia(3)	2,460	2,656	(196)	(7)%	4,968	5,164	(196)	(4)%
Granular urea	1,228	1,236	(8)	(1)%	2,379	2,238	141	6%
UAN (32%)	1,557	1,722	(165)	(10)%	3,362	3,539	(177)	(5)%
AN	423	459	(36)	(8)%	881	1,001	(120)	(12)%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2018 Compared to Second Quarter of 2017
Net Sales
Our total net sales increased $176 million, or 16%, to $1,300 million in the second quarter of 2018 compared to $1,124 million in the second quarter of 2017 due to a 10% increase in sales volume, which increased net sales by $98 million and a 5% increase in average selling prices, which increased net sales by $78 million.
Our 10% sales volume increase was driven by the delay in the spring application season due to cold and wet conditions in the first quarter of 2018. This delay resulted in high inventory levels both entering and through much of the second quarter of 2018 as certain volume typically shipped in the first quarter was instead shipped in the second quarter of 2018.
Average selling prices were $235 per ton in the second quarter of 2018 compared to $223 per ton in the second quarter of 2017 due to higher selling prices across all segments in 2018, driven by the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales
Our total cost of sales increased $37 million, or 4%, from the second quarter of 2017 to the second quarter of 2018. The increase in our cost of sales was primarily due to higher sales volume and higher costs related to plant turnarounds and disruptions during the second quarter of 2018, partially offset by the impact of lower natural gas costs. Cost of sales per ton averaged $178 in the second quarter of 2018, a 6% decrease from $189 per ton in the same quarter of 2017. The second quarter of 2018 included a $5 million unrealized net mark-to-market gain compared to a $18 million unrealized net mark-to-market loss in the second quarter of 2017. Additionally, realized natural gas costs, including the impact of realized derivatives, decreased 13% from $3.39 per MMBtu in 2017 to $2.95 in 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4 million to $53 million in the second quarter of 2018 as compared to $49 million in the comparable period of 2017, due primarily to certain corporate initiatives and higher employee costs.
Other Operating—Net
Other operating—net was $3 million of expense in the second quarter of 2018 compared to $10 million of expense in the comparable period of 2017. The expense in the second quarter of 2018 was due to the combination of unrealized foreign currency losses pertaining to British pound denominated intercompany loans that have not been permanently invested and an unrealized loss on an embedded derivative liability related to our strategic venture with CHS.
Equity in Earnings (Loss) of Operating Affiliates
Equity in earnings of operating affiliates was $18 million in the second quarter of 2018 compared to a loss of $6 million in the second quarter of 2017. Earnings in the second quarter of 2018 includes approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See above under “Items Affecting Comparability of Results—PLNL settlement income” for additional information.
During the second quarter of 2017, PLNL recorded a tax contingency accrual related to a tax assessment against PLNL, which reduced our equity in earnings of PLNL for the six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest. See above under “Items Affecting Comparability of Results—Equity method investment tax contingency accrual” for additional information.
Interest Expense—Net
Net interest expense was $59 million in the second quarter of 2018 compared to $78 million in the second quarter of 2017. The $19 million decrease is due primarily to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) and our December 2017 purchase of approximately $300 million of the $800 million outstanding aggregate principal amount of the 7.125% senior notes due 2020 (the 2020 Notes).

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the three months ended June 30, 2018, we recorded an income tax provision of $44 million on pre-tax income of $218 million, or an effective tax rate of 20.2%, compared to an income tax provision of $5 million on pre-tax income of $29 million, or an effective tax rate of 17.7%, for the three months ended June 30, 2017. Our effective tax rate in the second quarter of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the second quarter of 2017.
Our effective tax rate in both periods is impacted by earnings attributable to the noncontrolling interests in CFN and in the second quarter of 2017 by earnings attributable to the noncontrolling interests in TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended June 30, 2018 and 2017, exclusive of the earnings attributable to the noncontrolling interests of $26 million and $21 million, respectively, would be 23.0% and 63.3%, respectively.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in the second quarter of 2018 is impacted by a $20 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition.
The effective tax rate for the three months ended June 30, 2017 was also impacted by the tax contingency accrual of $7 million recorded by PLNL, which reduced our earnings before income taxes but did not change our income tax provision as the adjustment was not tax effected.
See Note 8—Equity Method Investments, Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $5 million in the second quarter of 2018 compared to the second quarter of 2017 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower natural gas prices, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.62 to $0.63 per share in the second quarter of 2018 from $0.01 per share in the second quarter of 2017. This increase is due to higher gross margin primarily driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance and higher sales volume due to the impact of the delay in the spring application season as volume typically shipped in the first quarter was instead shipped in the second quarter. The increase is also due to the impact of lower realized natural gas costs, including the impact of realized derivatives, and higher unrealized net mark-to-market gains on natural gas derivatives.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales
Our total net sales increased $96 million, or 4%, to $2,257 million in the first six months of 2018 compared to $2,161 million in the first six months of 2017 due to a 4% increase in average selling prices, which increased net sales by $127 million, and a change in product mix, which decreased net sales by $31 million.
Average selling prices were $229 per ton in the first six months of 2018, or 4% higher, as compared to $221 per ton in the first six months of 2017 due to higher selling prices across all segments. During the first half of 2018, the nitrogen supply and demand balance tightened due to higher global nitrogen input costs for energy, feedstock and freight. This caused the idling of certain plants and significant reductions in nitrogen production operating rates primarily in high cost production regions, and especially in China, which was further impacted by the enforcement of environmental regulations.
Our total sales volume was similar, increasing 1% from the first six months of 2017 to the first six months of 2018, due primarily to higher sales volume in our granular urea and Other segments, partially offset by lower ammonia and AN sales volumes.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales
Our total cost of sales decreased $126 million, or 7%, from the first six months of 2017 to the first six months of 2018. The decrease in our cost of sales was primarily due to an unrealized net mark-to-market gain on natural gas derivatives in the first six months of 2018 compared to a loss in the same period of 2017 and the impact of lower realized natural gas costs, including the impact of realized derivatives. These decreases were partially offset by higher costs related to plant turnarounds and disruptions. The cost of sales per ton averaged $178 in the first six months of 2018, a 7% decrease from $192 per ton in the same period of 2017. The first six months of 2018 included an $8 million unrealized net mark-to-market gain compared to a $71 million unrealized net mark-to-market loss in the first six months of 2017. Additionally, realized natural gas costs, including the impact of realized derivatives, decreased 11% from $3.51 per MMBtu in the first six months of 2017 to $3.11 in the first six months of 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15 million to $110 million in the first six months of 2018 as compared to $95 million in the comparable period of 2017. The increase was due primarily to certain corporate initiatives, costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP and higher employee costs.
Other Operating—Net
Other operating—net was $18 million of income in the first six months of 2018 compared to $16 million of expense in the comparable period of 2017. The income in the first six months of 2018 was due to the combination of changes in legal reserves, unrealized foreign currency gains pertaining to British pound denominated intercompany loans that have not been permanently invested, and a gain due to the recovery of certain precious metals used in the manufacturing process.
Equity in Earnings (Loss) of Operating Affiliates
Equity in earnings of operating affiliates was $25 million in the first six months of 2018 compared to a loss of $3 million in the first six months of 2017. Earnings in the first six months of 2018 includes approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See above under “Items Affecting Comparability of Results—PLNL settlement income” for additional information.
During the second quarter of 2017, PLNL recorded a tax contingency accrual related to a tax assessment against PLNL, which reduced our equity in earnings of PLNL for the six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest. See above under “Items Affecting Comparability of Results—Equity method investment tax contingency accrual” for additional information.
Interest Expense—Net
Net interest expense was $116 million in the first six months of 2018 compared to $157 million in the first six months of 2017. The $41 million decrease is due primarily to our redemption in December 2017 of all of the 2018 Notes and our December 2017 purchase of approximately $300 million aggregate principal amount of the 2020 Notes.
Income Taxes
For the six months ended June 30, 2018, we recorded an income tax provision of $61 million on pre-tax income of $323 million, or an effective tax rate of 18.8%, compared to an income tax benefit of $8 million on pre-tax income of $7 million, or an effective tax rate of (119.1%), for the six months ended June 30, 2017. Our effective tax rate in the first six months of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the first six months of 2017.
Our effective tax rate in both periods is impacted by earnings attributable to the noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the six months ended June 30, 2018 and 2017, exclusive of the earnings attributable to the noncontrolling interests of $51 million and $35 million, respectively, would be 22.4% and 28.1%, respectively.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in the second quarter of 2018 is impacted by a $20 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition.

CF INDUSTRIES HOLDINGS, INC.

The effective tax rate for the six months ended June 30, 2017 was also impacted by the tax contingency accrual of $7 million recorded by PLNL, which reduced our earnings before income taxes but did not change our income tax provision as the adjustment was not tax effected.
See Note 8—Equity Method Investments, Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $16 million in the first six months of 2018 compared to the first six months of 2017 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower natural gas prices, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP.
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders increased $0.99 to $0.90 per share in the first six months of 2018 from $(0.09) per share in the first six months of 2017. This increase is due to higher gross margin primarily driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance, the impact of higher unrealized net mark-to-market gains on natural gas derivatives, and lower realized natural gas costs, including the impact of realized derivatives.
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

	Ammonia	Granular Urea(1)(2)	UAN(1)(2)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended June 30, 2018
Net sales	$374	$360	$339	$124	$103	$1,300
Cost of sales	272	255	258	117	86	988
Gross margin	$102	$105	$81	$7	$17	$312
Gross margin percentage	27.3%	29.2%	23.9%	5.6%	16.5%	24.0%
Three months ended June 30, 2017
Net sales	$389	$259	$286	$112	$78	$1,124
Cost of sales	302	234	248	102	65	951
Gross margin	$87	$25	$38	$10	$13	$173
Gross margin percentage	22.4%	9.7%	13.3%	8.9%	16.7%	15.4%
Six months ended June 30, 2018
Net sales	$586	$624	$622	$224	$201	$2,257
Cost of sales	460	444	488	191	172	1,755
Gross margin	$126	$180	$134	$33	$29	$502
Gross margin percentage	21.5%	28.8%	21.5%	14.7%	14.4%	22.2%
Six months ended June 30, 2017
Net sales	$671	$497	$603	$237	$153	$2,161
Cost of sales	567	447	529	208	130	1,881
Gross margin	$104	$50	$74	$29	$23	$280
Gross margin percentage	15.5%	10.1%	12.3%	12.2%	15.0%	13.0%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

CF INDUSTRIES HOLDINGS, INC.

(2)
Cost of sales for granular urea segment for the three months ended June 30, 2017 was adjusted to reflect the reclassification of $1 million of defined benefit plan costs to other operating—net. Cost of sales for our granular urea and UAN segments for the six months ended June 30, 2017 was adjusted to reflect the reclassification of $2 million of defined benefit plan costs to other operating—net. These adjustments were a result of our adoption of ASU No. 2017-07 on January 1, 2018. See Note 2—New Accounting Standards for additional information.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$374	$389	$(15)	(4)%	$586	$671	$(85)	(13)%
Cost of sales	272	302	(30)	(10)%	460	567	(107)	(19)%
Gross margin	$102	$87	$15	17%	$126	$104	$22	21%
Gross margin percentage	27.3%	22.4%	4.9%		21.5%	15.5%	6.0%
Sales volume by product tons (000s)	1,094	1,152	(58)	(5)%	1,758	2,072	(314)	(15)%
Sales volume by nutrient tons (000s)(1)	898	945	(47)	(5)%	1,442	1,699	(257)	(15)%
Average selling price per product ton	$342	$338	$4	1%	$333	$324	$9	3%
Average selling price per nutrient ton(1)	$416	$412	$4	1%	$406	$395	$11	3%
Gross margin per product ton	$93	$76	$17	22%	$72	$50	$22	44%
Gross margin per nutrient ton(1)	$114	$92	$22	24%	$87	$61	$26	43%
Depreciation and amortization	$52	$49	$3	6%	$77	$93	$(16)	(17)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$6	$(7)	N/M	$(2)	$23	$(25)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2018 Compared to Second Quarter of 2017
Net Sales.    Total net sales in the ammonia segment decreased by $15 million, or 4%, in the second quarter of 2018 from the second quarter of 2017 due primarily to a 5% decrease in sales volume partially offset by a 1% increase in average selling prices. Sales volume in the second quarter was impacted by lower supply availability.
Cost of Sales.    Cost of sales in our ammonia segment averaged $249 per ton in the second quarter of 2018, a 5% decrease from $262 per ton in the same quarter of 2017. The decrease was due primarily to lower realized natural gas costs and an unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2018 compared to a loss in the comparable period of 2017. These decreases were partially offset by higher costs associated with plant turnarounds and disruptions during the second quarter of 2018.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales.    Total net sales in the ammonia segment decreased by $85 million, or 13%, in the six months ended June 30, 2018 from the six months ended June 30, 2017 due primarily to a 15% decrease in sales volume partially offset by a 3% increase in average selling prices. Sales volume was lower as strong ammonia movement in the fourth quarter of 2017, which resulted in 2018 beginning inventory being lower than at the beginning of 2017, coupled with lower production volume in 2018, caused less ammonia available for sale. The increase in selling prices was due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our ammonia segment averaged $261 per ton in the six months ended June 30, 2018, a 5% decrease from $274 per ton in the six months ended June 30, 2017. The decrease was due primarily to a combination of factors, including lower realized natural gas costs, and an unrealized net mark-to-market gain on natural gas derivatives in the

CF INDUSTRIES HOLDINGS, INC.

six months ended June 30, 2018 compared to a loss in the comparable period of 2017. These decreases were partially offset by higher costs associated with plant turnarounds and disruptions during 2018, including disruptions at our Donaldsonville and Yazoo City plants due to unseasonably cold weather early in the first quarter of 2018.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$360	$259	$101	39%	$624	$497	$127	26%
Cost of sales	255	234	21	9%	444	447	(3)	(1)%
Gross margin	$105	$25	$80	N/M	$180	$50	$130	N/M
Gross margin percentage	29.2%	9.7%	19.5%		28.8%	10.1%	18.7%
Sales volume by product tons (000s)	1,434	1,221	213	17%	2,416	2,179	237	11%
Sales volume by nutrient tons (000s)(1)	659	561	98	17%	1,111	1,002	109	11%
Average selling price per product ton	$251	$212	$39	18%	$258	$228	$30	13%
Average selling price per nutrient ton(1)	$546	$462	$84	18%	$562	$496	$66	13%
Gross margin per product ton	$73	$20	$53	N/M	$75	$23	$52	N/M
Gross margin per nutrient ton(1)	$159	$45	$114	N/M	$162	$50	$112	N/M
Depreciation and amortization	$81	$67	$14	21%	$140	$120	$20	17%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$5	$(6)	N/M	$(2)	$19	$(21)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2018 Compared to Second Quarter of 2017
Net Sales.    Net sales in the granular urea segment increased $101 million, or 39%, in the second quarter of 2018 from the second quarter of 2017 due primarily to an 18% increase in average selling prices and a 17% increase in sales volume. Average selling prices increased to $251 per ton in the second quarter of 2018 compared to $212 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was higher due to the delay in the spring application season that resulted in high inventory levels entering the second quarter as volume typically shipped in the first quarter was instead shipped in the second quarter of 2018.
Cost of Sales.    Cost of sales in our granular urea segment averaged $178 per ton in the second quarter of 2018, a 7% decrease from $192 per ton in the comparable period of 2017. The decrease was due primarily to lower realized natural gas costs and the impact of an unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2018 compared to a loss in the comparable period of 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales.    Net sales in the granular urea segment increased $127 million, or 26%, in the six months ended June 30, 2018 from the six months ended June 30, 2017 due primarily to a 13% increase in average selling prices and an 11% increase in sales volume. Average selling prices increased to $258 per ton in the second quarter of 2018 compared to $228 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was higher due to higher supply availability from increased production at our Port Neal facility and higher inventories entering the year.
Cost of Sales.    Cost of sales in our granular urea segment averaged $183 per ton in the six months ended June 30, 2018, an 11% decrease from $205 per ton in the comparable period of 2017. The decrease was due primarily to the impact of an

CF INDUSTRIES HOLDINGS, INC.

unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2018 compared to a loss in the comparable period of 2017 and lower realized natural gas costs.
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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$339	$286	$53	19%	$622	$603	$19	3%
Cost of sales	258	248	10	4%	488	529	(41)	(8)%
Gross margin	$81	$38	$43	113%	$134	$74	$60	81%
Gross margin percentage	23.9%	13.3%	10.6%		21.5%	12.3%	9.2%
Sales volume by product tons (000s)	1,820	1,631	189	12%	3,489	3,480	9	—%
Sales volume by nutrient tons (000s)(1)	575	516	59	11%	1,102	1,100	2	—%
Average selling price per product ton	$186	$175	$11	6%	$178	$173	$5	3%
Average selling price per nutrient ton(1)	$590	$554	$36	6%	$564	$548	$16	3%
Gross margin per product ton	$45	$23	$22	96%	$38	$21	$17	81%
Gross margin per nutrient ton(1)	$141	$74	$67	91%	$122	$67	$55	82%
Depreciation and amortization	$72	$56	$16	29%	$135	$121	$14	12%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$5	$(7)	N/M	$(3)	$21	$(24)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2018 Compared to Second Quarter of 2017
Net Sales.    Net sales in the UAN segment increased $53 million, or 19%, in the second quarter of 2018 from the second quarter of 2017 due primarily to a 12% increase in sales volume and a 6% increase in average selling prices. Our sales volume was higher due to the delay in the spring application season that resulted in high inventory levels entering the second quarter as volume typically shipped in the first quarter was instead shipped in the second quarter of 2018. Average selling prices increased to $186 per ton in the second quarter of 2018 compared to $175 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our UAN segment averaged $141 per ton in the second quarter of 2018, a 7% decrease from $152 per ton in the comparable period of 2017. The decrease was due primarily to lower realized natural gas costs and the impact of an unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2018 compared to a loss in the comparable period of 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales.    Net sales in the UAN segment increased $19 million, or 3%, in the six months ended June 30, 2018 from the six months ended June 30, 2017 due primarily to a 3% increase in average selling prices. Average selling prices increased to $178 per ton in the six months ended June 30, 2018, compared to $173 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our UAN segment averaged $140 per ton in the six months ended June 30, 2018, an 8% decrease from $152 per ton in the comparable period of 2017. The decrease was due primarily to lower realized natural gas costs and the impact of an unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2018 compared to a loss in the comparable period of 2017.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$124	$112	$12	11%	$224	$237	$(13)	(5)%
Cost of sales	117	102	15	15%	191	208	(17)	(8)%
Gross margin	$7	$10	$(3)	(30)%	$33	$29	$4	14%
Gross margin percentage	5.6%	8.9%	(3.3)%		14.7%	12.2%	2.5%
Sales volume by product tons (000s)	568	539	29	5%	985	1,107	(122)	(11)%
Sales volume by nutrient tons (000s)(1)	193	183	10	5%	333	374	(41)	(11)%
Average selling price per product ton	$218	$208	$10	5%	$227	$214	$13	6%
Average selling price per nutrient ton(1)	$642	$612	$30	5%	$673	$634	$39	6%
Gross margin per product ton	$12	$19	$(7)	(37)%	$34	$26	$8	31%
Gross margin per nutrient ton(1)	$36	$55	$(19)	(35)%	$99	$78	$21	27%
Depreciation and amortization	$14	$21	$(7)	(33)%	$32	$40	$(8)	(20)%
Unrealized net mark-to-market loss on natural gas derivatives	$—	$1	$(1)	(100)%	$—	$3	$(3)	(100)%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2018 Compared to Second Quarter of 2017
Net Sales.    Total net sales in our AN segment increased $12 million, or 11%, in the second quarter of 2018 from the second quarter of 2017 due primarily to a 5% increase in sales volume and an increase in average selling prices of 5%. Sales volume was higher primarily due to strong international demand. Average selling prices increased due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.     Total cost of sales in our AN segment averaged $206 per ton in the second quarter of 2018, a 9% increase from $189 per ton in the comparable period of 2017. The increase was due primarily to higher realized natural gas costs in the United Kingdom, higher maintenance and utility costs, and the impact of foreign exchange rate changes between the U.S. dollar and the British pound.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales.    Total net sales in our AN segment decreased $13 million, or 5%, in the six months ended June 30, 2018 from the six months ended June 30, 2017 due primarily to an 11% decrease in sales volume, due primarily to lower supply availability. This decrease was partially offset by an increase in average selling prices of 6% due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.     Total cost of sales in our AN segment averaged $193 per ton in the six months ended June 30, 2018, a 3% increase from $188 per ton in the comparable period of 2017. The increase was due primarily to the foreign exchange rate changes between the U.S. dollar and the British pound and higher realized natural gas costs in the United Kingdom, partially offset by a lower unrealized net mark-to-market loss on natural gas derivatives in the six months ended June 30, 2017.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$103	$78	$25	32%	$201	$153	$48	31%
Cost of sales	86	65	21	32%	172	130	42	32%
Gross margin	$17	$13	$4	31%	$29	$23	$6	26%
Gross margin percentage	16.5%	16.7%	(0.2)%		14.4%	15.0%	(0.6)%
Sales volume by product tons (000s)	622	503	119	24%	1,193	953	240	25%
Sales volume by nutrient tons (000s)(1)	122	100	22	22%	233	188	45	24%
Average selling price per product ton	$166	$155	$11	7%	$168	$161	$7	4%
Average selling price per nutrient ton(1)	$844	$780	$64	8%	$863	$814	$49	6%
Gross margin per product ton	$27	$26	$1	4%	$24	$24	$—	—%
Gross margin per nutrient ton(1)	$139	$130	$9	7%	$124	$122	$2	2%
Depreciation and amortization	$14	$13	$1	8%	$31	$25	$6	24%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$1	$(2)	N/M	$(1)	$5	$(6)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2018 Compared to Second Quarter of 2017
Net Sales.    Total net sales in our Other segment increased by $25 million, or 32%, in the second quarter of 2018 from the second quarter of 2017 due to a 24% increase in sales volume and a 7% increase in average selling prices. The increase in sales volume was due primarily to an increase in nitric acid and DEF sales volume. Demand for DEF in North America continues to grow, which is supported by the increase in DEF production as a result of our new DEF unit at our Donaldsonville facility that came on line in the second quarter of 2017. The increase in average selling prices is due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our Other segment averaged $139 per ton in the second quarter of 2018, an 8% increase from $129 per ton in the second quarter of 2017 due primarily to the mix of products sold and higher U.K. natural gas costs, partially offset by the impact of an unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2018 compared to a loss in the comparable period of 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales.    Total net sales in our Other segment increased by $48 million, or 31%, in the six months ended June 30, 2018 from the six months ended June 30, 2017 due to a 25% increase in sales volume and a 4% increase in average selling prices. The increase in sales volume was due primarily to an increase in DEF and nitric acid sales volume. The increase in average selling prices is due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our Other segment averaged $144 per ton in the six months ended June 30, 2018, a 5% increase from $137 per ton in the six months ended June 30, 2017 due primarily to the mix of products sold, foreign exchange rate changes between the U.S. dollar and the British pound, and higher U.K. natural gas costs, partially offset by the impact of an unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2018 compared to a loss in the comparable period of 2017.

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
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 2018 Notes in accordance with the optional redemption provisions provided in the indenture. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased approximately $300 million of the $800 million outstanding aggregate principal amount of the 2020 Notes at a total purchase price of approximately $331 million.
On April 2, 2018, we purchased all of the 4,612,562 publicly traded common units of TNCLP (the Public Units) for $388 million. See discussion under “Purchase of Publicly Traded Common Units of TNCLP,” below, for further information.
At June 30, 2018, we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2018 or December 31, 2017, or during the six months ended June 30, 2018. See discussion under “Debt,” below, for further information.
Our cash and cash equivalents balance was $728 million and $835 million as of June 30, 2018 and December 31, 2017, respectively.
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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $145 million in the first six months of 2018 compared to $185 million in the first six months of 2017.
Full year capital expenditures for new activity in 2018 are estimated to be in the range of $400 to $450 million. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
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
As of June 30, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $745 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2018 or December 31, 2017, or during the six months ended June 30, 2018.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of June 30, 2018, approximately $119 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2018 and December 31, 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	June 30, 2018		December 31, 2017
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$497	$500	$496
3.450% due June 2023	3.562%	750	746	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	494	500	493
4.500% due December 2026	4.759%	750	736	750	736
Total long-term debt		$4,750	$4,695	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million and $12 million as of June 30, 2018 and December 31, 2017, respectively, and total deferred debt issuance costs were $44 million and $46 million as of June 30, 2018 and December 31, 2017, respectively.

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
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). CF Holdings and the subsidiary guarantors of the Public Senior Notes are also guarantors of the Senior Secured Notes.
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
Customer advances, which typically represent a portion of the contract’s sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of June 30, 2018 and December 31, 2017, we had $21 million and $89 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In the three and six months ended June 30, 2018, we recognized unrealized net mark-to-market gains on derivative financial instruments of $5 million and $8 million, respectively. In the three and six months ended June 30, 2017, we recognized unrealized net mark-to-market losses on derivative financial instruments of $18 million and $71 million, respectively. These amounts are reflected in cost of sales in our consolidated statements of operations.
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

CF INDUSTRIES HOLDINGS, INC.

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
As of June 30, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $4 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 19.6 million MMBtus and 35.9 million MMBtus, respectively. As of June 30, 2018 and December 31, 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Defined Benefit Pension Plans
We contributed $17 million to our pension plans during the six months ended June 30, 2018. Over the remainder of 2018, we expect to contribute an additional $24 million to our pension plans, or a total of approximately $41 million for the full year 2018.
Distribution on Noncontrolling Interest in CFN
In the third quarter of 2018, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2018 in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN, as amended. On July 31, 2018, CFN distributed $79 million to CHS for the distribution period ended June 30, 2018.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2018 was $598 million as compared to $1,187 million in the first six months of 2017. The decrease of $589 million was due primarily to unfavorable working capital changes partially offset by higher net earnings during the first six months of 2018. Unfavorable working capital changes included the receipt in 2017 of our $815 million income tax refund as a result of the claim to carry back the 2016 federal tax loss to prior income tax years.
Investing Activities
Net cash used in investing activities was $118 million in the first six months of 2018 as compared to $158 million in the first six months of 2017. The $40 million decrease is due primarily to lower capital expenditures. During the first six months of 2018, capital expenditures totaled $145 million compared to $185 million in the first six months of 2017.
Financing Activities
Net cash used in financing activities was $583 million in the first six months of 2018 compared to $199 million in the same period of 2017. Dividends paid on common stock in each of the six-month periods ended June 30, 2018 and 2017 were $140 million. Net cash used in financing activities in the first six months of 2018 included $388 million related to our acquisition of all of the outstanding publicly traded common units of TNCLP.
Contractual Obligations
As of June 30, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2017 Annual Report on Form 10-K filed with the SEC on February 22, 2018.

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
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first six months of 2018.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards for a discussion of recent accounting pronouncements.
Subsequent Event
On August 1, 2018, our board of directors authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2018, we had natural gas NYMEX fixed price swaps covering periods through December 2018 and natural gas basis swaps covering certain periods through March 2019.
As of June 30, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 19.6 million MMBtus and 35.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2018 would result in a favorable change in the fair value of these derivative positions of $17 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $17 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of June 30, 2018, we had seven series of senior notes totaling $4.75 billion of principal outstanding with maturity dates of May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2018, the carrying value and fair value of our senior notes was approximately $4.70 billion and $4.47 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2018 or December 31, 2017, or during the six months ended June 30, 2018.
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
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. There is no trial date currently set; however, we anticipate that the Court will schedule a trial sometime in the beginning of 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	187	39.50	—	—
June 1, 2018 - June 30, 2018	—	—	—	—
Total	187	$39.50	—
_______________________________________________________________________________
(1) Represents shares withheld to pay for employee tax obligations upon vesting of restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 58 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, dated as of July 11, 2018
10.2	Form of Non-Qualified Stock Option Award Amendment Letter Agreement, dated as of July 19, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 2, 2018	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 2, 2018	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)