Form 10-Q
period 2018-09-30
CF Industries Holdings, Inc.
filed 2018-11-01
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
230,791,461 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at October 30, 2018.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net sales	$1,040	$870	$3,297	$3,031
Cost of sales	867	859	2,622	2,740
Gross margin	173	11	675	291
Selling, general and administrative expenses	53	45	163	140
Other operating—net	(11)	(2)	(29)	14
Total other operating costs and expenses	42	43	134	154
Equity in earnings (loss) of operating affiliates	5	(5)	30	(8)
Operating earnings (loss)	136	(37)	571	129
Interest expense	59	81	180	241
Interest income	(4)	(5)	(9)	(8)
Other non-operating—net	(2)	2	(6)	4
Earnings (loss) before income taxes	83	(115)	406	(108)
Income tax provision (benefit)	12	(47)	73	(55)
Net earnings (loss)	71	(68)	333	(53)
Less: Net earnings attributable to noncontrolling interests	41	19	92	54
Net earnings (loss) attributable to common stockholders	$30	$(87)	$241	$(107)
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.37)	$1.03	$(0.46)
Diluted	$0.13	$(0.37)	$1.03	$(0.46)
Weighted-average common shares outstanding:
Basic	233.5	233.2	233.8	233.2
Diluted	235.2	233.2	234.9	233.2
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Net earnings (loss)	$71	$(68)	$333	$(53)
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	—	52	(50)	124
Unrealized loss on securities—net of taxes	—	—	(1)	—
Defined benefit plans—net of taxes	1	(2)	7	(1)
	1	50	(44)	123
Comprehensive income (loss)	72	(18)	289	70
Less: Comprehensive income attributable to noncontrolling interests	41	19	92	54
Comprehensive income (loss) attributable to common stockholders	$31	$(37)	$197	$16
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,022	$835
Accounts receivable—net	273	307
Inventories	264	275
Prepaid income taxes	17	33
Other current assets	21	15
Total current assets	1,597	1,465
Property, plant and equipment—net	8,772	9,175
Investment in affiliate	96	108
Goodwill	2,361	2,371
Other assets	330	344
Total assets	$13,156	$13,463
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$467	$472
Income taxes payable	—	2
Customer advances	313	89
Other current liabilities	8	17
Total current liabilities	788	580
Long-term debt	4,697	4,692
Deferred income taxes	1,087	1,047
Other liabilities	421	460
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2018—233,666,809 shares issued and 2017—233,287,799 shares issued	2	2
Paid-in capital	1,360	1,397
Retained earnings	2,474	2,443
Treasury stock—at cost, 2018—1,824,835 shares and 2017—710 shares	(92)	—
Accumulated other comprehensive loss	(308)	(263)
Total stockholders’ equity	3,436	3,579
Noncontrolling interests	2,727	3,105
Total equity	6,163	6,684
Total liabilities and equity	$13,156	$13,463
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2016-01	—	—	—	1	(1)	—	—	—
Adoption of ASU No. 2014-09	—	—	—	(1)	—	(1)	—	(1)
Net earnings	—	—	—	63	—	63	25	88
Other comprehensive income	—	—	—	—	16	16	—	16
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	2	—	—	2	—	2
Stock-based compensation expense	—	—	6	—	—	6	—	6
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Balance as of March 31, 2018	$2	$(1)	$1,405	$2,436	$(248)	$3,594	$3,071	$6,665
Net earnings	—	—	—	148	—	148	26	174
Other comprehensive loss	—	—	—	—	(61)	(61)	—	(61)
Acquisition of treasury stock under employee stock plans	—	1	(1)	—	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	—	2	—	—	2	—	2
Stock-based compensation expense	—	—	5	—	—	5	—	5
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)	—	—	(62)	(331)	(393)
Balance as of June 30, 2018	$2	$—	$1,349	$2,514	$(309)	$3,556	$2,766	$6,322
Net earnings	—	—	—	30	—	30	41	71
Other comprehensive income	—	—	—	—	1	1	—	1
Purchases of treasury stock	—	(91)	—	—	—	(91)	—	(91)
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	6	—	—	6	—	6
Stock-based compensation expense	—	—	5	—	—	5	—	5
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Balance as of September 30, 2018	$2	$(92)	$1,360	$2,474	$(308)	$3,436	$2,727	$6,163
(Continued)

CONSOLIDATED STATEMENTS OF EQUITY
(Continued) (Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net (loss) earnings	—	—	—	(23)	—	(23)	14	(9)
Other comprehensive income	—	—	—	—	20	20	—	20
Stock-based compensation expense	—	—	4	—	—	4	—	4
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Balance as of March 31, 2017	$2	$(1)	$1,384	$2,272	$(378)	$3,279	$3,104	$6,383
Net earnings	—	—	—	3	—	3	21	24
Other comprehensive income	—	—	—	—	53	53	—	53
Issuance of $0.01 par value common stock under employee stock plans	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	5	—	—	5	—	5
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2017	$2	$—	$1,388	$2,205	$(325)	$3,270	$3,120	$6,390
Net (loss) earnings	—	—	—	(87)	—	(87)	19	(68)
Other comprehensive income	—	—	—	—	50	50	—	50
Stock-based compensation expense	—	—	4	—	—	4	—	4
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Balance as of September 30, 2017	$2	$—	$1,392	$2,048	$(275)	$3,167	$3,073	$6,240
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017
	(in millions)
Operating Activities:
Net earnings (loss)	$333	$(53)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	667	648
Deferred income taxes	37	(54)
Stock-based compensation expense	17	13
Unrealized net (gain) loss on natural gas derivatives	(11)	64
Unrealized loss on embedded derivative	2	4
(Gain) loss on disposal of property, plant and equipment	(1)	3
Undistributed (earnings) losses of affiliates—net of taxes	(5)	7
Changes in:
Accounts receivable—net	31	(29)
Inventories	(3)	12
Accrued and prepaid income taxes	13	804
Accounts payable and accrued expenses	(26)	5
Customer advances	224	51
Other—net	(35)	(74)
Net cash provided by operating activities	1,243	1,401
Investing Activities:
Additions to property, plant and equipment	(278)	(290)
Proceeds from sale of property, plant and equipment	19	13
Distributions received from unconsolidated affiliates	10	12
Insurance proceeds	10	—
Proceeds from sale of auction rate securities	—	9
Other—net	1	—
Net cash used in investing activities	(238)	(256)
Financing Activities:
Financing fees	1	(1)
Dividends paid on common stock	(210)	(210)
Acquisition of noncontrolling interests in TNCLP	(388)	—
Distributions to noncontrolling interests	(139)	(125)
Purchases of treasury stock	(87)	—
Issuances of common stock under employee stock plans	10	1
Shares withheld for taxes	(1)	—
Net cash used in financing activities	(814)	(335)
Effect of exchange rate changes on cash and cash equivalents	(4)	13
Increase in cash, cash equivalents and restricted cash	187	823
Cash, cash equivalents and restricted cash at beginning of period	835	1,169
Cash, cash equivalents and restricted cash at end of period	$1,022	$1,992
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
During the first quarter of 2018, we adopted Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. As a result, in our consolidated statements of cash flows for the nine months ended September 30, 2017, we have reclassified $5 million of withdrawals from restricted cash funds, previously classified as cash flows provided by investing activities, to be included in the reconciliation of the beginning and ending balances of cash, cash equivalents and restricted cash. See Note 2—New Accounting Standards for additional information.
During the first quarter of 2018, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, we reclassified certain amounts in our consolidated statements of operations for the three and nine months ended September 30, 2017. See Note 2—New Accounting Standards for additional information.

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
On January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or unrealized losses of equity instruments measured at fair value to be recognized in net income. Our adoption of this ASU resulted in an increase to opening retained earnings of $1 million representing the cumulative effect of unrealized gains from equity securities from accumulated other comprehensive income (loss).
On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which requires that the statement of cash flows include amounts described as restricted cash and restricted cash equivalents as part of cash and cash equivalents when reconciling the beginning and ending period balances. Upon adoption of this ASU, $5 million of withdrawals from restricted cash funds previously reflected as cash provided by investing activities for the nine months ended September 30, 2017, and our restricted cash of $5 million as of December 31, 2016 were reclassified to be included within the reconciliation of beginning and ending cash, cash equivalents and restricted cash balances on our consolidated statement of cash flows for the nine months ended September 30, 2017.
On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Only service cost can be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost must be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. Our adoption of this ASU was applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance, which resulted in $2 million and $4 million of net benefit cost previously recognized in cost of sales for the three and nine months ended September 30, 2017, respectively, to be reclassified to other non-operating on our consolidated statements of operations.
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Our adoption of this ASU had no impact on our consolidated financial statements.
In the third quarter of 2018, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Step 2 required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. Under Step 2, the carrying value in excess of the implied fair value would be recognized as goodwill impairment. Under this new ASU, goodwill impairment is recognized as the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. Our adoption of this ASU had no impact on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to initially apply ASU No. 2016-02 at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, instead of applying the new guidance retrospectively for each prior reporting period presented. While we are continuing to evaluate the impact of the adoption of these ASUs on our consolidated financial statements, we currently believe the most significant change relates to the recognition of the right-of-use assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including transportation equipment utilized for the distribution of our products. We estimate that the right-of-use asset and lease liability that we will recognize on our consolidated balance sheet upon adoption will be approximately $300 million to $350 million, based on our current lease portfolio. However, the ultimate impact of adopting these ASUs will depend on our lease portfolio as of the adoption date, January 1, 2019.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of this ASU is permitted. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
In August 2018, in conjunction with its disclosure framework project, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for annual and interim periods beginning after January 1, 2020 and must be applied retrospectively. We expect that our adoption of this ASU will have a minimal impact on our financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently evaluating the impact that our adoption of this ASU will have on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

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
When we enter into a contract with a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, consistent with our treatment of this income prior to the adoption of ASC 606, since this activity fulfills our obligation to transfer the product to the customer. For the three and nine months ended September 30, 2018, the total amount of freight recognized as revenue was not material.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For the three and nine months ended September 30, 2018, the amount of revenue for these types of transactions was $23 million and $64 million, respectively.
From time to time, we will enter the marketplace to purchase product in order to meet our customer contracts. When we purchase product to meet customer contracts, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investments, we have transactions in the normal course of business with Point Lisas Nitrogen Limited (PLNL), reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. During the nine months ended September 30, 2018, other than products purchased from PLNL, we did not purchase any products in the marketplace in order to meet our customer contracts.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification, and were not material for the three and nine months ended September 30, 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. Customer incentives are reported as a reduction in net sales. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at September 30, 2018, and December 31, 2017 were not material.
If we had continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2018, our revenues, gross margin, and net income attributable to common shareholders would not have been materially different. See Note 2—New Accounting Standards for the impact of our adoption of ASU No. 2014-09.

CF INDUSTRIES HOLDINGS, INC.

Revenue Disaggregation
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other.
The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and nine months ended September 30, 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2018
North America	$148	$292	$214	$45	$61	$760
Europe and other	44	61	56	94	25	280
Total revenue	$192	$353	$270	$139	$86	$1,040

Nine months ended September 30, 2018
North America	$665	$901	$750	$139	$184	$2,639
Europe and other	113	76	142	224	103	658
Total revenue	$778	$977	$892	$363	$287	$3,297
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For the three and nine months ended September 30, 2018, the amount of customer bad debt expense recognized was immaterial.
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
As of September 30, 2018 and December 31, 2017, we had $313 million and $89 million, respectively, in customer advances on our consolidated balance sheets. The increase in the balance of customer advances primarily resulted from customer forward purchases under our fill programs in the third quarter of 2018. During the nine months ended September 30, 2018, all of our customer advances that were recorded as of December 31, 2017 were recognized as revenue.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of September 30, 2018, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.4 billion. We expect to recognize approximately 5% of these performance obligations as revenue during the remainder of 2018, approximately 41% as revenue during 2019 and 2020, approximately 30% as revenue during 2021 and 2022, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts is approximately $285 million as of September 30, 2018. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2017 will be satisfied in 2018.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also expensed any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during the nine months ended September 30, 2018.

CF INDUSTRIES HOLDINGS, INC.

4.   Net Earnings (Loss) Per Share
Net earnings (loss) per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$30	$(87)	$241	$(107)
Basic earnings per common share:
Weighted-average common shares outstanding	233.5	233.2	233.8	233.2
Net earnings (loss) attributable to common stockholders	$0.13	$(0.37)	$1.03	$(0.46)
Diluted earnings per common share:
Weighted-average common shares outstanding	233.5	233.2	233.8	233.2
Dilutive common shares—stock options	1.7	—	1.1	—
Diluted weighted-average shares outstanding	235.2	233.2	234.9	233.2
Net earnings (loss) attributable to common stockholders	$0.13	$(0.37)	$1.03	$(0.46)
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 1.5 million and 1.8 million for the three and nine months ended September 30, 2018, respectively, and 6.5 million in each of the three and nine months ended September 30, 2017.
5.   Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Finished goods	$226	$233
Raw materials, spare parts and supplies	38	42
Total inventories	$264	$275

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Land	$70	$71
Machinery and equipment	12,172	12,070
Buildings and improvements	886	882
Construction in progress	225	223
Property, plant and equipment(1)	13,353	13,246
Less: Accumulated depreciation and amortization	4,581	4,071
Property, plant and equipment—net	$8,772	$9,175
_______________________________________________________________________________

(1)
As of September 30, 2018 and December 31, 2017, we had property, plant and equipment that was accrued but unpaid of approximately $66 million and $46 million, respectively. As of September 30, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of $204 million and $225 million, respectively.

Depreciation and amortization related to property, plant and equipment was $227 million and $648 million for the three and nine months ended September 30, 2018, respectively, and $217 million and $622 million for the three and nine months ended September 30, 2017, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2018	2017
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$208	$206
Additions	95	83
Depreciation	(83)	(75)
Effect of exchange rate changes	1	5
Ending balance	$221	$219
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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2018 and December 31, 2017:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2017	$587	$829	$576	$306	$73	$2,371
Effect of exchange rate changes	—	(1)	—	(8)	(1)	(10)
Balance as of September 30, 2018	$587	$828	$576	$298	$72	$2,361
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$129	$(36)	$93	$132	$(31)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	31	(5)	26	32	(4)	28
Total intangible assets	$170	$(51)	$119	$174	$(45)	$129
Amortization expense of our identifiable intangible assets was $1 million and $6 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2017, respectively. Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Total estimated amortization expense for the remainder of 2018 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2018	$2
2019	9
2020	9
2021	9
2022	9
2023	9

CF INDUSTRIES HOLDINGS, INC.

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
As of September 30, 2018, the total carrying value of our equity method investment in PLNL was $96 million, $50 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 15 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $21 million and $59 million for the three and nine months ended September 30, 2018, respectively, and $9 million and $53 million for the three and nine months ended September 30, 2017, respectively.
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
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas from NGC, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statements of operations for the nine months ended September 30, 2018 was an increase in our equity in earnings of operating affiliates of approximately $19 million.
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$54	$—	$—	$54
Cash equivalents:
U.S. and Canadian government obligations	963	—	—	963
Other debt securities	5	—	—	5
Total cash and cash equivalents	$1,022	$—	$—	$1,022
Nonqualified employee benefit trusts	18	2	—	20

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$120	$—	$—	$120
Cash equivalents:
U.S. and Canadian government obligations	710	—	—	710
Other debt securities	5	—	—	5
Total cash and cash equivalents	$835	$—	$—	$835
Nonqualified employee benefit trusts	17	2	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2018 and December 31, 2017 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$968	$968	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(1)	—	(1)	—
Embedded derivative liability	(27)	—	(27)	—

	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$715	$715	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(25)	—	(25)	—
Cash Equivalents
As of September 30, 2018 and December 31, 2017, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016 and 2017, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of September 30, 2018 and December 31, 2017, the embedded derivative liability of $27 million and $25 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. For the nine months ended September 30, 2018 and 2017, we recognized charges of $2 million and $4 million, respectively, related to the embedded derivative, which are included in other operating—net in our consolidated statements of operations.
See Note 14—Noncontrolling Interests for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,697	$4,570	$4,692	$4,800
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
10.   Income Taxes
For the three months ended September 30, 2018, we recorded an income tax provision of $12 million on pre-tax income of $83 million, or an effective tax rate of 15.3%, compared to an income tax benefit of $47 million on pre-tax loss of $115 million, or an effective tax rate of 40.9%, for the three months ended September 30, 2017.
Our effective tax rate in 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in 2017.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and in the third quarter of 2017 by earnings attributable to the noncontrolling interests in Terra Nitrogen Company, L.P. (TNCLP), as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended September 30, 2018 of 15.3%, which is based on pre-tax income of $83 million, would be 29.4% exclusive of the earnings attributable to the noncontrolling interests of $41 million. Our effective tax rate for the three months ended September 30, 2017 of 40.9%, which is based on pre-tax loss of $115 million, would be 35.2% exclusive of the earnings attributable to the noncontrolling interests of $19 million. See Note 14—Noncontrolling Interests for additional information.
During the fourth quarter of 2017, we recorded the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, including a provisional amount for the impact of the transition tax liability based on amounts reasonably estimable. A $12 million increase to the transition tax liability was recorded in the third quarter of 2018 to reflect changes in the computation of the allowable foreign tax credit against the transition tax liability, as well as the allocation of certain gains and losses among various foreign tax credit baskets. The adjustment to the provisional amount represents an approximate 15% increase to our effective tax rate for the period. Our effective tax rate for the period was also impacted by a decrease in the annualized effective tax rate. The provisional amount may be adjusted as more information becomes available prior to the end of the one-year measurement period in December 2018.
The income tax benefit of $47 million in the third quarter of 2017 was impacted by a $5 million increase to our deferred tax liability resulting from the enactment of a tax rate increase by the State of Illinois.
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

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest on borrowings(1)	$57	$76	$171	$228
Fees on financing agreements(1)	3	5	10	13
Interest on tax liabilities	(1)	1	—	2
Interest capitalized	—	(1)	(1)	(2)
Total interest expense	$59	$81	$180	$241
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.
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
As of September 30, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $745 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2018 or December 31, 2017, or during the nine months ended September 30, 2018.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of September 30, 2018, approximately $120 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2018 and December 31, 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	September 30, 2018		December 31, 2017
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$497	$500	$496
3.450% due June 2023	3.562%	750	746	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	494	500	493
4.500% due December 2026	4.759%	750	737	750	736
Total long-term debt		$4,750	$4,697	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million and $12 million as of September 30, 2018 and December 31, 2017, respectively, and total deferred debt issuance costs were $42 million and $46 million as of September 30, 2018 and December 31, 2017, respectively.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2018, we had natural gas NYMEX fixed price swaps covering periods through December 2018 and natural gas basis swaps covering certain periods through March 2019.

CF INDUSTRIES HOLDINGS, INC.

As of September 30, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 16.0 million MMBtus (millions of British thermal units) and 35.9 million MMBtus, respectively. For the nine months ended September 30, 2018, we used natural gas NYMEX fixed price swaps to cover approximately 9% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location	2018	2017	2018	2017
		(in millions)
Natural gas derivatives
Unrealized net gains (losses)	Cost of sales	$3	$7	$11	$(64)
Realized net losses	Cost of sales	(3)	(11)	(7)	(13)
Net derivative (losses) gains		$—	$(4)	$4	$(77)
The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2018 and December 31, 2017, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$1	$1	Other current liabilities	$(1)	$(12)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of September 30, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $1 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2018 and December 31, 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

CF INDUSTRIES HOLDINGS, INC.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2018 and December 31, 2017:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2018
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(1)	(1)	—	—
Net derivative liabilities	$—	$—	$—	$—
December 31, 2017
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(12)	(1)	—	(11)
Net derivative liabilities	$(11)	$—	$—	$(11)
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

	Nine months ended September 30,
	2018			2017
	CFN	TNCLP	Total	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,772	$333	$3,105	$2,806	$338	$3,144
Earnings attributable to noncontrolling interests	84	8	92	40	14	54
Declaration of distributions payable	(129)	(10)	(139)	(107)	(18)	(125)
Purchase of the Public Units	—	(331)	(331)	—	—	—
Ending balance	$2,727	$—	$2,727	$2,739	$334	$3,073
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	129	10	139	107	18	125
Distributions to noncontrolling interests	(129)	(10)	(139)	(107)	(18)	(125)
Ending balance	$—	$—	$—	$—	$—	$—
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
In each of the first, second and third quarters of 2017, the minimum quarterly distributions under the TNCLP Agreement of Limited Partnership were satisfied, which entitled TNGP to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP assigned its right to receive such incentive distributions to an affiliate of TNGP that was also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2017 was $19 million.

CF INDUSTRIES HOLDINGS, INC.

15.   Stockholders’ Equity
Treasury Stock
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

In the third quarter of 2018, we repurchased 1.8 million shares for $91 million, of which $4 million was accrued but unpaid at September 30, 2018. At September 30, 2018, we held 1,824,835 shares of treasury stock.
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2016	$(272)	$1	$5	$(132)	$(398)
Gain arising during the period	—	—	—	7	7
Reclassification to earnings	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	124	—	—	(9)	115
Balance as of September 30, 2017	$(148)	$1	$5	$(133)	$(275)

Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU No. 2016-01(1)	—	(1)	—	—	(1)
Unrealized loss	—	(1)	—	—	(1)
Gain arising during the period	—	—	—	5	5
Reclassification to earnings	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	(50)	—	—	1	(49)
Balance as of September 30, 2018	$(195)	$(1)	$4	$(116)	$(308)
____________________________________________________________________________

(1)	See Note 2—New Accounting Standards for additional information.
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Defined Benefit Plans
Amortization of prior service (benefit) cost(1)	$(1)	$(1)	$(1)	$(1)
Amortization of net loss(1)	1	2	2	2
Total before tax	—	1	1	1
Tax effect	—	—	—	—
Net of tax	$—	$1	$1	$1
Total reclassifications for the period	$—	$1	$1	$1
____________________________________________________________________________

(1)	These components are included in the computation of net periodic benefit cost and were reclassified from accumulated other comprehensive income (loss) into other non-operating costs.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. There is no trial date currently set; however, we anticipate that the Court will schedule a trial sometime in mid-2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2018 and 2017 are presented in the tables below.

	Ammonia(2)	Granular Urea(1)	UAN(1)(2)	AN(1)	Other(1)	Consolidated(2)
	(in millions)
Three months ended September 30, 2018
Net sales	$192	$353	$270	$139	$86	$1,040
Cost of sales	181	238	243	129	76	867
Gross margin	$11	$115	$27	$10	$10	173
Total other operating costs and expenses						42
Equity in earnings of operating affiliates						5
Operating earnings						$136
Three months ended September 30, 2017
Net sales	$194	$228	$243	$135	$70	$870
Cost of sales	203	220	252	123	61	859
Gross margin	$(9)	$8	$(9)	$12	$9	11
Total other operating costs and expenses						43
Equity in losses of operating affiliates						(5)
Operating loss						$(37)

	Ammonia(2)	Granular Urea(1)(2)	UAN(1)(2)	AN(1)	Other(1)	Consolidated(2)
	.
Nine months ended September 30, 2018
Net sales	$778	$977	$892	$363	$287	$3,297
Cost of sales	641	682	731	320	248	2,622
Gross margin	$137	$295	$161	$43	$39	675
Total other operating costs and expenses						134
Equity in earnings of operating affiliates						30
Operating earnings						$571
Nine months ended September 30, 2017
Net sales	$865	$725	$846	$372	$223	$3,031
Cost of sales	770	667	781	331	191	2,740
Gross margin	$95	$58	$65	$41	$32	291
Total other operating costs and expenses						154
Equity in losses of operating affiliates						(8)
Operating earnings						$129
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)
As a result of our adoption of ASU No. 2017-07 on January 1, 2018, cost of sales and gross margin were updated for the three and nine months ended September 30, 2017. See Note 2—New Accounting Standards for additional information.

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
Presented below are condensed consolidating statements of operations for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three and nine months ended September 30, 2018 and 2017, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the nine months ended September 30, 2018 and 2017, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of September 30, 2018 and December 31, 2017. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of September 30, 2018, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the Non-Guarantors column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the Subsidiary Guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$69	$788	$885	$(702)	$1,040
Cost of sales	—	56	763	750	(702)	867
Gross margin	—	13	25	135	—	173
Selling, general and administrative expenses	2	(2)	37	16	—	53
Other operating—net	—	(4)	2	(9)	—	(11)
Total other operating costs and expenses	2	(6)	39	7	—	42
Equity in earnings of operating affiliates	—	—	—	5	—	5
Operating (loss) earnings	(2)	19	(14)	133	—	136
Interest expense	—	60	3	1	(5)	59
Interest income	(1)	(1)	(2)	(5)	5	(4)
Net earnings of wholly owned subsidiaries	(31)	(63)	(99)	—	193	—
Other non-operating—net	—	—	(1)	(1)	—	(2)
Earnings before income taxes	30	23	85	138	(193)	83
Income tax (benefit) provision	—	(8)	20	—	—	12
Net earnings	30	31	65	138	(193)	71
Less: Net earnings attributable to noncontrolling interests	—	—	—	41	—	41
Net earnings attributable to common stockholders	$30	$31	$65	$97	$(193)	$30

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$30	$31	$65	$138	$(193)	$71
Other comprehensive income (loss)	1	1	4	(1)	(4)	1
Comprehensive income	31	32	69	137	(197)	72
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	41	—	41
Comprehensive income attributable to common stockholders	$31	$32	$69	$96	$(197)	$31

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$259	$2,563	$2,688	$(2,213)	$3,297
Cost of sales	—	215	2,401	2,211	(2,205)	2,622
Gross margin	—	44	162	477	(8)	675
Selling, general and administrative expenses	3	1	109	58	(8)	163
Other operating—net	—	(12)	—	(17)	—	(29)
Total other operating costs and expenses	3	(11)	109	41	(8)	134
Equity in earnings of operating affiliates	—	2	—	28	—	30
Operating (loss) earnings	(3)	57	53	464	—	571
Interest expense	—	183	13	4	(20)	180
Interest income	(2)	(4)	(7)	(16)	20	(9)
Net earnings of wholly owned subsidiaries	(242)	(338)	(373)	—	953	—
Other non-operating—net	—	—	(1)	(5)	—	(6)
Earnings before income taxes	241	216	421	481	(953)	406
Income tax (benefit) provision	—	(26)	93	6	—	73
Net earnings	241	242	328	475	(953)	333
Less: Net earnings attributable to noncontrolling interests	—	—	—	92	—	92
Net earnings attributable to common stockholders	$241	$242	$328	$383	$(953)	$241

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$241	$242	$328	$475	$(953)	$333
Other comprehensive loss	(45)	(45)	(30)	(48)	124	(44)
Comprehensive income	196	197	298	427	(829)	289
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	92	—	92
Comprehensive income attributable to common stockholders	$196	$197	$298	$335	$(829)	$197

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$105	$661	$770	$(666)	$870
Cost of sales	—	62	723	740	(666)	859
Gross margin	—	43	(62)	30	—	11
Selling, general and administrative expenses	1	(2)	28	18	—	45
Other operating—net	—	(6)	3	1	—	(2)
Total other operating costs and expenses	1	(8)	31	19	—	43
Equity in losses of operating affiliates	—	—	—	(5)	—	(5)
Operating (loss) earnings	(1)	51	(93)	6	—	(37)
Interest expense	—	80	11	1	(11)	81
Interest income	—	(8)	(5)	(3)	11	(5)
Net loss of wholly owned subsidiaries	86	73	13	—	(172)	—
Other non-operating—net	—	—	2	—	—	2
(Loss) earnings before income taxes	(87)	(94)	(114)	8	172	(115)
Income tax (benefit) provision	—	(8)	(44)	5	—	(47)
Net (loss) earnings	(87)	(86)	(70)	3	172	(68)
Less: Net earnings attributable to noncontrolling interests	—	—	—	19	—	19
Net loss attributable to common stockholders	$(87)	$(86)	$(70)	$(16)	$172	$(87)

Condensed Consolidating Statement of Comprehensive (Loss) Income

	Three months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(87)	$(86)	$(70)	$3	$172	$(68)
Other comprehensive income	50	49	36	49	(134)	50
Comprehensive (loss) income	(37)	(37)	(34)	52	38	(18)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	19	—	19
Comprehensive (loss) income attributable to common stockholders	$(37)	$(37)	$(34)	$33	$38	$(37)

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$306	$2,386	$2,499	$(2,160)	$3,031
Cost of sales	—	184	2,484	2,232	(2,160)	2,740
Gross margin	—	122	(98)	267	—	291
Selling, general and administrative expenses	3	3	83	51	—	140
Other operating—net	—	(8)	5	17	—	14
Total other operating costs and expenses	3	(5)	88	68	—	154
Equity in losses of operating affiliates	—	—	—	(8)	—	(8)
Operating (loss) earnings	(3)	127	(186)	191	—	129
Interest expense	—	241	31	4	(35)	241
Interest income	—	(27)	(7)	(9)	35	(8)
Net loss (earnings) of wholly owned subsidiaries	105	49	(127)	—	(27)	—
Other non-operating—net	—	—	4	—	—	4
(Loss) earnings before income taxes	(108)	(136)	(87)	196	27	(108)
Income tax (benefit) provision	(1)	(31)	(34)	11	—	(55)
Net (loss) earnings	(107)	(105)	(53)	185	27	(53)
Less: Net earnings attributable to noncontrolling interests	—	—	—	54	—	54
Net (loss) earnings attributable to common stockholders	$(107)	$(105)	$(53)	$131	$27	$(107)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(107)	$(105)	$(53)	$185	$27	$(53)
Other comprehensive income	123	122	85	117	(324)	123
Comprehensive income	16	17	32	302	(297)	70
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	54	—	54
Comprehensive income attributable to common stockholders	$16	$17	$32	$248	$(297)	$16

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$53	$42	$459	$468	$—	$1,022
Accounts and notes receivable—net	136	478	1,158	726	(2,225)	273
Inventories	—	—	119	145	—	264
Prepaid income taxes	—	—	13	4	—	17
Other current assets	—	—	13	8	—	21
Total current assets	189	520	1,762	1,351	(2,225)	1,597
Property, plant and equipment—net	—	—	120	8,652	—	8,772
Deferred income taxes	—	1	—	—	(1)	—
Investments in affiliates	4,087	8,480	6,681	96	(19,248)	96
Goodwill	—	—	2,064	297	—	2,361
Other assets	—	83	45	322	(120)	330
Total assets	$4,276	$9,084	$10,672	$10,718	$(21,594)	$13,156
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$840	$285	$1,227	$340	$(2,225)	$467
Customer advances	—	—	313	—	—	313
Other current liabilities	—	—	8	—	—	8
Total current liabilities	840	285	1,548	340	(2,225)	788
Long-term debt	—	4,697	42	78	(120)	4,697
Deferred income taxes	—	—	918	170	(1)	1,087
Other liabilities	—	15	236	170	—	421
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,248	(5,248)	2
Paid-in capital	1,360	1,799	9,250	1,268	(12,317)	1,360
Retained earnings	2,474	2,596	(1,104)	978	(2,470)	2,474
Treasury stock	(92)	—	—	—	—	(92)
Accumulated other comprehensive loss	(308)	(308)	(210)	(269)	787	(308)
Total stockholders’ equity	3,436	4,087	7,936	7,225	(19,248)	3,436
Noncontrolling interests	—	—	(8)	2,735	—	2,727
Total equity	3,436	4,087	7,928	9,960	(19,248)	6,163
Total liabilities and equity	$4,276	$9,084	$10,672	$10,718	$(21,594)	$13,156

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$15	$388	$432	$—	$835
Accounts and notes receivable—net	743	1,553	2,670	768	(5,427)	307
Inventories	—	4	104	167	—	275
Prepaid income taxes	—	—	33	—	—	33
Other current assets	—	—	10	5	—	15
Total current assets	743	1,572	3,205	1,372	(5,427)	1,465
Property, plant and equipment—net	—	—	123	9,052	—	9,175
Deferred income taxes	—	8	—	—	(8)	—
Investments in affiliates	4,055	8,411	6,490	108	(18,956)	108
Goodwill	—	—	2,063	308	—	2,371
Other assets	—	85	82	453	(276)	344
Total assets	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,219	$1,314	$2,658	$708	$(5,427)	$472
Income taxes payable	—	—	—	2	—	2
Customer advances	—	—	89	—	—	89
Other current liabilities	—	—	14	3	—	17
Total current liabilities	1,219	1,314	2,761	713	(5,427)	580
Long-term debt	—	4,692	198	78	(276)	4,692
Deferred income taxes	—	—	876	179	(8)	1,047
Other liabilities	—	16	243	201	—	460
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,738	(4,738)	2
Paid-in capital	1,397	1,854	9,505	1,783	(13,142)	1,397
Retained earnings	2,443	2,463	(1,432)	709	(1,740)	2,443
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(263)	(263)	(180)	(221)	664	(263)
Total stockholders’ equity	3,579	4,054	7,893	7,009	(18,956)	3,579
Noncontrolling interests	—	—	(8)	3,113	—	3,105
Total equity	3,579	4,054	7,885	10,122	(18,956)	6,684
Total liabilities and equity	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$241	$242	$328	$475	$(953)	$333
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6	17	644	—	667
Deferred income taxes	—	—	41	(4)	—	37
Stock-based compensation expense	16	—	—	1	—	17
Unrealized net gain on natural gas derivatives	—	—	(7)	(4)	—	(11)
Unrealized loss on embedded derivative	—	—	2	—	—	2
Gain on disposal of property, plant and equipment	—	—	—	(1)	—	(1)
Undistributed earnings of affiliates—net	(242)	(338)	(373)	(5)	953	(5)
Changes in:
Intercompany accounts receivable/accounts payable—net	(17)	(89)	97	9	—	—
Accounts receivable—net	—	(6)	48	(11)	—	31
Inventories	—	4	(14)	7	—	(3)
Accrued and prepaid income taxes	—	(26)	47	(8)	—	13
Accounts and notes payable and accrued expenses	—	(1)	(7)	(18)	—	(26)
Customer advances	—	—	224	—	—	224
Other—net	—	—	(1)	(34)	—	(35)
Net cash (used in) provided by operating activities	(2)	(208)	402	1,051	—	1,243
Investing Activities:
Additions to property, plant and equipment	—	—	(11)	(267)	—	(278)
Proceeds from sale of property, plant and equipment	—	—	—	19	—	19
Distributions received from unconsolidated affiliates	—	200	306	(496)	—	10
Insurance proceeds	—	—	—	10	—	10
Investments in consolidated subsidiaries - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash provided by (used in) investing activities	—	169	(120)	(287)	—	(238)
Financing Activities:
Long-term debt—net	—	—	178	(178)	—	—
Short-term debt—net	233	175	(438)	30	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(210)	(110)	—	(49)	159	(210)
Dividends to/from affiliates	110	—	49	—	(159)	—
Acquisition of noncontrolling interests in TNCLP	—	—	—	(388)	—	(388)
Distributions to noncontrolling interests	—	—	—	(139)	—	(139)
Purchases of treasury stock	(87)	—	—	—	—	(87)
Issuances of common stock under employee stock plans	10	—	—	—	—	10
Shares withheld for taxes	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	55	66	(211)	(724)	—	(814)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Increase in cash and cash equivalents	53	27	71	36	—	187
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$53	$42	$459	$468	$—	$1,022

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(107)	$(105)	$(53)	$185	$27	$(53)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	10	16	622	—	648
Deferred income taxes	—	—	(44)	(10)	—	(54)
Stock-based compensation expense	13	—	—	—	—	13
Unrealized net loss on natural gas derivatives	—	—	54	10	—	64
Unrealized loss on embedded derivative	—	—	4	—	—	4
Loss on disposal of property, plant and equipment	—	—	—	3	—	3
Undistributed losses (earnings) of affiliates—net	105	48	(126)	7	(27)	7
Changes in:
Intercompany accounts receivable/accounts payable—net	(10)	(91)	92	9	—	—
Accounts receivable—net	—	(8)	(23)	2	—	(29)
Inventories	—	—	1	11	—	12
Accrued and prepaid income taxes	(1)	(30)	832	3	—	804
Accounts and notes payable and accrued expenses	—	37	(4)	(28)	—	5
Customer advances	—	—	51	—	—	51
Other—net	—	(5)	(46)	(23)	—	(74)
Net cash (used in) provided by operating activities	—	(144)	754	791	—	1,401
Investing Activities:
Additions to property, plant and equipment	—	—	(7)	(283)	—	(290)
Proceeds from sale of property, plant and equipment	—	—	—	13	—	13
Distributions received from unconsolidated affiliates	—	—	179	(167)	—	12
Proceeds from sale of auction rate securities	—	9	—	—	—	9
Net cash provided by (used in) investing activities	—	9	172	(437)	—	(256)
Financing Activities:
Long-term debt—net	—	(126)	215	(89)	—	—
Short-term debt—net	209	258	(473)	6	—	—
Financing fees	—	(1)	—	—	—	(1)
Dividends paid on common stock	(210)	—	—	(73)	73	(210)
Dividends to/from affiliates	—	—	73	—	(73)	—
Distributions to noncontrolling interests	—	—	—	(125)	—	(125)
Issuances of common stock under employee stock plans	1	—	—	—	—	1
Net cash provided by (used in) financing activities	—	131	(185)	(281)	—	(335)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
(Decrease) increase in cash, cash equivalents and restricted cash	—	(4)	741	86	—	823
Cash, cash equivalents and restricted cash at beginning of period	—	36	878	255	—	1,169
Cash, cash equivalents and restricted cash at end of period	$—	$32	$1,619	$341	$—	$1,992

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018, as well as Item 1. Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Third Quarter of 2018 Compared to Third Quarter of 2017

•	Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Our principal assets as of September 30, 2018 include:

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
Items Affecting Comparability of Results
Sales Volume
In the first quarter of 2018, drought conditions in the Southern Plains along with wet and cold temperatures throughout much of the Midwestern United States and the United Kingdom delayed the spring application season and impacted sales volume. This delay in the spring application season resulted in high inventory levels both entering and through much of the second quarter as volume typically shipped in the first quarter was instead shipped in the second quarter of 2018. Through the first half of 2018, sales volume for our products was up approximately 1% compared to the first half of 2017.
For the three months ended September 30, 2018, sales volume for our products was 4.8 million product tons, a decrease of 2% compared to sales volume of 4.9 million product tons for the three months ended September 30, 2017, resulting in a decrease in net sales of approximately $25 million. Our total sales volume decreased due primarily to lower ammonia supply availability driven by a lower level of beginning inventory and lower AN production as a result of plant turnaround and maintenance activity. These decreases were partially offset by higher granular urea sales supported by increased production. For the nine months ended September 30, 2018, sales volume for our products was essentially unchanged compared to the nine months ended September 30, 2017.
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
In 2018, higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower nitrogen production in these regions. In addition, outages impacted the nitrogen supply and demand balance, which collectively drove global nitrogen prices higher.
The average selling price for our products for the three months ended September 30, 2018 was $218 per ton compared to $178 per ton for the three months ended September 30, 2017, an increase of 22% resulting in an increase in both net sales and gross margin of approximately $195 million. The average selling price for our products for the nine months ended September 30, 2018 was $226 per ton compared to $207 per ton for the nine months ended September 30, 2017, an increase of 9% resulting in an increase in both net sales and gross margin of approximately $322 million.
Other Items Affecting Comparability
In addition to the impact of market conditions on nitrogen fertilizer selling prices and sales volume, certain significant items impacted our financial results during the three and nine months ended September 30, 2018 and 2017. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. During the three months ended September 30, 2018 and 2017, we reported net earnings (loss) attributable to

CF INDUSTRIES HOLDINGS, INC.

common stockholders of $30 million and $(87) million, respectively. During the nine months ended September 30, 2018 and 2017, we reported net earnings (loss) attributable to common stockholders of $241 million and $(107) million, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(3)	$(2)	$(7)	$(4)	$(11)	$(8)	$64	$40
Loss on foreign currency transactions, including intercompany loans(2)	4	3	1	1	1	1	2	2
Insurance proceeds(2)	(10)	(8)	—	—	(10)	(8)	—	—
Costs related to the acquisition of TNCLP public units(3)	—	—	—	—	2	1	—	—
Earnings attributable to noncontrolling interests - TNCLP(4)	—	—	2	2	8	8	14	14
PLNL settlement income(5)	—	—	—	—	(19)	(19)	—	—
Equity method investment tax contingency accrual(5)	—	—	—	—	—	—	7	7
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in selling, general and administrative expenses in our consolidated statements of operations.

(4)	Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

(5)	Included in equity in earnings (loss) of operating affiliates in our consolidated statements of operations.

The following describes the significant items, identified in the table above, that impacted the comparability of our financial results for the three and nine months ended September 30, 2018 and 2017. Descriptions of items below that refer to amounts in the table above refer to the pre-tax amounts.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2018 and 2017, we recognized unrealized net mark-to-market gains of $3 million and $7 million, respectively. In the nine months ended September 30, 2018, we recognized an unrealized net mark-to-market gain of $11 million compared to an unrealized net mark-to-market loss of $64 million in the nine months ended September 30, 2017.
Loss on foreign currency transactions, including intercompany loans
In the three and nine months ended September 30, 2018, we recognized a loss of $4 million and $1 million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Insurance proceeds
In the three and nine months ended September 30, 2018, we recognized income of $10 million related to a property insurance claim at one of our nitrogen complexes. These proceeds are reflected in other operating—net in our consolidated statements of operations.
Acquisition of the TNCLP public units
In the nine months ended September 30, 2018, we incurred $2 million of costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP. These costs are reflected in selling, general and administrative expenses in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

Beginning in the second quarter of 2018, as a result of the April 2, 2018 acquisition of the TNCLP public units, there are no longer earnings attributable to noncontrolling interests in TNCLP. In the nine months ended September 30, 2018, earnings attributable to noncontrolling interests in TNCLP was $8 million. In the three and nine months ended September 30, 2017, earnings attributable to noncontrolling interests in TNCLP were $2 million and $14 million, respectively.
PLNL settlement income
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statements of operations for the nine months ended September 30, 2018 was an increase in our equity in earnings of operating affiliates of approximately $19 million.
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
Financial Executive Summary
We reported net earnings attributable to common stockholders of $30 million for the three months ended September 30, 2018 compared to a net loss of $87 million for the three months ended September 30, 2017, or an increase in net earnings of $117 million between the periods. Diluted net earnings (loss) per share attributable to common stockholders increased $0.50 per share to $0.13 in the third quarter of 2018 compared to $(0.37) in the third quarter of 2017. The increase in net earnings of $117 million was due primarily to the following:

•
Net sales were $1,040 million in the third quarter of 2018, an increase of $170 million, or 20%, from $870 million in the third quarter of 2017, reflecting an increase in average selling prices of 22% partially offset by a 2% decline in sales volume.

•
Gross margin increased by $162 million in the third quarter of 2018 to $173 million as compared to $11 million in the third quarter of 2017. The increase in gross margin was driven by higher average selling prices, which increased gross margin by $195 million and were driven by the tightening supply and demand conditions in the global nitrogen market, which are more fully described in the section above titled “Items Affecting Comparability of Results”. This increase in net sales was partially offset by higher costs associated with plant turnaround and maintenance activity in the third quarter of 2018.

•
Net interest expense declined by $21 million to $55 million in the third quarter of 2018 compared to $76 million in the third quarter of 2017. The decline is due to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) and our December 2017 purchase of approximately $300 million of the $800 million outstanding aggregate principal amount of the 7.125% senior notes due 2020 (the 2020 Notes).

•
Income tax provision increased by $59 million in the third quarter of 2018 compared to the third quarter of 2017, as we recorded an income tax provision of $12 million on pre-tax income of $83 million in the third quarter of 2018, compared to an income tax benefit of $47 million on a pre-tax loss of $115 million in the third quarter of 2017.

In August 2018, our Board of Directors authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors. In the third quarter of 2018, we repurchased 1.8 million shares for $91 million.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(in millions, except as noted)
Net sales	$1,040	$870	$170	20%	$3,297	$3,031	$266	9%
Cost of sales	867	859	8	1%	2,622	2,740	(118)	(4)%
Gross margin	173	11	162	N/M	675	291	384	132%
Gross margin percentage	16.6%	1.3%	15.3%		20.5%	9.6%	10.9%
Selling, general and administrative expenses	53	45	8	18%	163	140	23	16%
Other operating—net	(11)	(2)	(9)	N/M	(29)	14	(43)	N/M
Total other operating costs and expenses	42	43	(1)	(2)%	134	154	(20)	(13)%
Equity in earnings (loss) of operating affiliates	5	(5)	10	N/M	30	(8)	38	N/M
Operating earnings (loss)	136	(37)	173	N/M	571	129	442	N/M
Interest expense—net	55	76	(21)	(28)%	171	233	(62)	(27)%
Other non-operating—net	(2)	2	(4)	N/M	(6)	4	(10)	N/M
Earnings (loss) before income taxes	83	(115)	198	N/M	406	(108)	514	N/M
Income tax provision (benefit)	12	(47)	59	N/M	73	(55)	128	N/M
Net earnings (loss)	71	(68)	139	N/M	333	(53)	386	N/M
Less: Net earnings attributable to noncontrolling interests	41	19	22	116%	92	54	38	70%
Net earnings (loss) attributable to common stockholders	$30	$(87)	$117	N/M	$241	$(107)	$348	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$0.13	$(0.37)	$0.50	N/M	$1.03	$(0.46)	$1.49	N/M
Diluted weighted-average common shares outstanding	235.2	233.2	2.0	1%	234.9	233.2	1.7	1%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.90	$0.90	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.16	$3.22	$(0.06)	(2)%	$3.11	$3.41	$(0.30)	(9)%
Realized derivatives loss in cost of sales(2)	0.03	0.13	(0.10)	(77)%	0.03	0.05	(0.02)	(40)%
Cost of natural gas in cost of sales	$3.19	$3.35	$(0.16)	(5)%	$3.14	$3.46	$(0.32)	(9)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.90	$2.93	$(0.03)	(1)%	$2.91	$2.99	$(0.08)	(3)%
Average daily market price of natural gas National Balancing Point (UK)	$8.40	$5.46	$2.94	54%	$7.98	$5.43	$2.55	47%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(3)	$(7)	$4	57%	$(11)	$64	$(75)	N/M
Depreciation and amortization	$233	$226	$7	3%	$667	$648	$19	3%
Capital expenditures	$133	$105	$28	27%	$278	$290	$(12)	(4)%
Sales volume by product tons (000s)	4,765	4,877	(112)	(2)%	14,606	14,668	(62)	—%
Production volume by product tons (000s):
Ammonia(3)	2,456	2,489	(33)	(1)%	7,424	7,653	(229)	(3)%
Granular urea	1,296	1,091	205	19%	3,675	3,329	346	10%
UAN (32%)	1,595	1,483	112	8%	4,957	5,022	(65)	(1)%
AN	474	571	(97)	(17)%	1,355	1,572	(217)	(14)%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2018 Compared to Third Quarter of 2017
Net Sales
Our total net sales increased $170 million, or 20%, to $1,040 million in the third quarter of 2018 compared to $870 million in the third quarter of 2017 due to a 22% increase in average selling prices, which increased net sales by $195 million, partially offset by lower sales volumes, which decreased net sales by $25 million.
Average selling prices were $218 per ton in the third quarter of 2018 compared to $178 per ton in the third quarter of 2017 due to higher selling prices across all segments, driven by the impact of a tighter global nitrogen supply and demand balance resulting from outages and curtailments as global energy prices continue to rise impacting operating rates, primarily in high cost production regions.
Our total sales volume decreased 2% from the third quarter of 2017 to the third quarter of 2018, due primarily to lower ammonia supply availability driven by a lower level of beginning inventory and lower AN production as a result of plant turnaround and maintenance activity. These decreases were partially offset by higher granular urea sales supported by increased production.
Cost of Sales
Our total cost of sales increased $8 million, or 1%, from the third quarter of 2017 to the third quarter of 2018. The increase in our cost of sales was due primarily to higher maintenance and turnaround costs at certain plants, partially offset by lower realized natural gas costs. The cost of sales per ton averaged $182 in the third quarter of 2018, a 3% increase from $176 per ton in the same quarter of 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8 million to $53 million in the third quarter of 2018 as compared to $45 million in the comparable period of 2017, due primarily to higher incentive compensation as a result of improved operating results and certain corporate initiatives.
Other Operating—Net
Other operating—net was $11 million of income in the third quarter of 2018 compared to $2 million of income in the comparable period of 2017. The increase was due primarily to the recognition of insurance proceeds of $10 million in the third quarter of 2018 related to a property insurance claim at one of our nitrogen complexes.
Equity in Earnings (Loss) of Operating Affiliates
Equity in earnings of operating affiliates was $5 million in the third quarter of 2018 compared to a loss of $5 million in the third quarter of 2017. The increase was due to improved operating results for PLNL primarily driven by higher ammonia selling prices due to a tighter global supply and demand balance and increased production.
Interest Expense—Net
Net interest expense was $55 million in the third quarter of 2018 compared to $76 million in the third quarter of 2017. The $21 million decrease is due primarily to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 2018 Notes and our December 2017 purchase of approximately $300 million of the $800 million outstanding aggregate principal amount of the 2020 Notes.
Income Taxes
For the three months ended September 30, 2018, we recorded an income tax provision of $12 million on pre-tax income of $83 million, or an effective tax rate of 15.3%, compared to an income tax benefit of $47 million on a pre-tax loss of $115 million, or an effective tax rate of 40.9%, for the three months ended September 30, 2017. Our effective tax rate in the third quarter of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the third quarter of 2017.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests in CFN and in the third quarter of 2017 by earnings attributable to the noncontrolling interests in TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended September 30, 2018 of 15.3%, which is based on pre-tax income of $83 million, would be 29.4% exclusive of the earnings attributable to the noncontrolling interests of $41 million. Our effective tax rate for the three months ended

CF INDUSTRIES HOLDINGS, INC.

September 30, 2017 of 40.9%, which is based on pre-tax loss of $115 million, would be 35.2% exclusive of the earnings attributable to the noncontrolling interests of $19 million.
During the fourth quarter of 2017, we recorded the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, including a provisional amount for the impact of the transition tax liability based on amounts reasonably estimable. A $12 million increase to the transition tax liability was recorded in the third quarter of 2018 to reflect changes in the computation of the allowable foreign tax credit against the transition tax liability, as well as the allocation of certain gains and losses among various foreign tax credit baskets. The adjustment to the provisional amount represents an approximate 15% increase to our effective tax rate for the period. Our effective tax rate for the period was also impacted by a decrease in the annualized effective tax rate. The provisional amount may be adjusted as more information becomes available prior to the end of the one-year measurement period in December 2018.
The income tax benefit of $47 million in the third quarter of 2017 was impacted by a $5 million increase to our deferred tax liability resulting from the enactment of a tax rate increase by the State of Illinois.
See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $22 million in the third quarter of 2018 compared to the third quarter of 2017 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower natural gas prices, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP.
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders increased $0.50 to $0.13 per share in the third quarter of 2018 from $(0.37) per share in the third quarter of 2017. This increase is primarily driven by higher gross margin driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance resulting from outages and curtailments as global energy prices continued to rise.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales
Our total net sales increased $266 million, or 9%, to $3,297 million in the first nine months of 2018 compared to $3,031 million in the first nine months of 2017 due to a 9% increase in average selling prices, which increased net sales by $322 million, partially offset by a change in product mix, which decreased net sales by $56 million.
Average selling prices were $226 per ton in the first nine months of 2018, or 9% higher, as compared to $207 per ton in the first nine months of 2017 due to higher selling prices across all segments. During 2018, higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower nitrogen production in these regions. In addition, outages impacted the nitrogen supply and demand balance, which collectively drove global nitrogen prices higher.
Our total sales volume was essentially unchanged from the first nine months of 2017 to the first nine months of 2018, due primarily to higher sales volume in our granular urea and Other segments, offset by lower ammonia, AN and UAN sales volumes.
Cost of Sales
Our total cost of sales decreased $118 million, or 4%, from the first nine months of 2017 to the first nine months of 2018. The decrease in our cost of sales was due primarily to an unrealized net mark-to-market gain on natural gas derivatives in the first nine months of 2018 compared to a loss in the same period of 2017 and the impact of lower realized natural gas costs, partially offset by higher costs related to plant turnaround and maintenance activity. The first nine months of 2018 included an $11 million unrealized net mark-to-market gain compared to a $64 million unrealized net mark-to-market loss in the first nine months of 2017. Additionally, realized natural gas costs, including the impact of realized derivatives, decreased 9% from $3.46 per MMBtu in the first nine months of 2017 to $3.14 in the first nine months of 2018. The cost of sales per ton averaged $180 in the first nine months of 2018, a 4% decrease from $187 per ton in the same period of 2017.

CF INDUSTRIES HOLDINGS, INC.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $23 million to $163 million in the first nine months of 2018 as compared to $140 million in the comparable period of 2017. The increase was due primarily to higher employee costs, including increased incentive compensation as a result of improved operating results, certain corporate initiatives, and costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP.
Other Operating—Net
Other operating—net was $29 million of income in the first nine months of 2018 compared to $14 million of expense in the comparable period of 2017. The income in the first nine months of 2018 was primarily due to the combination of changes in legal reserves, insurance proceeds of $10 million and a gain of $5 million due to the recovery of certain precious metals used in the manufacturing process.
Equity in Earnings (Loss) of Operating Affiliates
Equity in earnings of operating affiliates was $30 million in the first nine months of 2018 compared to a loss of $8 million in the first nine months of 2017. Earnings in the first nine months of 2018 includes approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See above under “Items Affecting Comparability of Results—PLNL settlement income” for additional information.
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
Interest Expense—Net
Net interest expense was $171 million in the first nine months of 2018 compared to $233 million in the first nine months of 2017. The $62 million decrease is due primarily to our redemption in December 2017 of all of the 2018 Notes and our December 2017 purchase of approximately $300 million aggregate principal amount of the 2020 Notes.
Income Taxes
For the nine months ended September 30, 2018, we recorded an income tax provision of $73 million on pre-tax income of $406 million, or an effective tax rate of 18.1%, compared to an income tax benefit of $55 million on pre-tax loss of $108 million, or an effective tax rate of 50.8%, for the nine months ended September 30, 2017. Our effective tax rate in the first nine months of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the first nine months of 2017.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2018 and 2017, exclusive of the earnings attributable to the noncontrolling interests of $92 million and $54 million, respectively, would be 23.3% and 34.0%, respectively.
During the fourth quarter of 2017, we recorded the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, including a provisional amount for the impact of the transition tax liability based on amounts reasonably estimable. Our effective tax rate for the nine months ended September 30, 2018 was impacted by a $12 million increase to the provisional amount that was recorded to reflect the transition tax liability.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in the first nine months of 2018 is impacted by a $20 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition.
The effective tax rate for the nine months ended September 30, 2017 was also impacted by the tax contingency accrual of $7 million recorded by PLNL, which reduced our earnings before income taxes but did not change our income tax provision as the charge was not tax deductible.
The income tax benefit of $55 million for the nine months ended September 30, 2017 was impacted by a $5 million increase to our deferred tax liability resulting from the enactment of a tax rate increase by the State of Illinois.

CF INDUSTRIES HOLDINGS, INC.

See Note 8—Equity Method Investments, Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $38 million in the first nine months of 2018 compared to the first nine months of 2017 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower natural gas prices, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP.
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders increased $1.49 to $1.03 per share in the first nine months of 2018 from $(0.46) per share in the first nine months of 2017. This increase is due to higher gross margin primarily driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance, the impact of higher unrealized net mark-to-market gains on natural gas derivatives, and lower realized natural gas costs.
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

	Ammonia(2)	Granular Urea(1)(2)	UAN(1)(2)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended September 30, 2018
Net sales	$192	$353	$270	$139	$86	$1,040
Cost of sales	181	238	243	129	76	867
Gross margin	$11	$115	$27	$10	$10	$173
Gross margin percentage	5.7%	32.6%	10.0%	7.2%	11.6%	16.6%
Three months ended September 30, 2017
Net sales	$194	$228	$243	$135	$70	$870
Cost of sales	203	220	252	123	61	859
Gross margin	$(9)	$8	$(9)	$12	$9	$11
Gross margin percentage	(4.6)%	3.5%	(3.7)%	8.9%	12.9%	1.3%
Nine months ended September 30, 2018
Net sales	$778	$977	$892	$363	$287	$3,297
Cost of sales	641	682	731	320	248	2,622
Gross margin	$137	$295	$161	$43	$39	$675
Gross margin percentage	17.6%	30.2%	18.0%	11.8%	13.6%	20.5%
Nine months ended September 30, 2017
Net sales	$865	$725	$846	$372	$223	$3,031
Cost of sales	770	667	781	331	191	2,740
Gross margin	$95	$58	$65	$41	$32	$291
Gross margin percentage	11.0%	8.0%	7.7%	11.0%	14.3%	9.6%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)
Cost of sales for the ammonia and UAN segments for the three months ended September 30, 2017 was adjusted to reflect the reclassification of $2 million of defined benefit plan costs to other operating—net. Cost of sales for our ammonia, granular urea and UAN segments for the nine months ended September 30, 2017 was adjusted to reflect the reclassification of $4 million of defined benefit plan costs to other operating—net. These adjustments were a result of our adoption of ASU No. 2017-07 on January 1, 2018. See Note 2—New Accounting Standards for additional information.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$192	$194	$(2)	(1)%	$778	$865	$(87)	(10)%
Cost of sales	181	203	(22)	(11)%	641	770	(129)	(17)%
Gross margin	$11	$(9)	$20	N/M	$137	$95	$42	44%
Gross margin percentage	5.7%	(4.6)%	10.3%		17.6%	11.0%	6.6%
Sales volume by product tons (000s)	657	826	(169)	(20)%	2,415	2,898	(483)	(17)%
Sales volume by nutrient tons (000s)(1)	539	677	(138)	(20)%	1,981	2,376	(395)	(17)%
Average selling price per product ton	$292	$235	$57	24%	$322	$298	$24	8%
Average selling price per nutrient ton(1)	$356	$287	$69	24%	$393	$364	$29	8%
Gross margin per product ton	$17	$(11)	$28	N/M	$57	$33	$24	73%
Gross margin per nutrient ton(1)	$20	$(13)	$33	N/M	$69	$40	$29	73%
Depreciation and amortization	$33	$37	$(4)	(11)%	$110	$130	$(20)	(15)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$(3)	$2	67%	$(3)	$20	$(23)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2018 Compared to Third Quarter of 2017
Net Sales.    Net sales in the ammonia segment decreased by $2 million, or 1%, in the third quarter of 2018 from the third quarter of 2017 due primarily to a 20% decrease in sales volume partially offset by a 24% increase in average selling prices. Sales volume in the third quarter was impacted by reduced supply availability resulting from a lower level of beginning inventory. Average selling prices increased to $292 per ton in the third quarter of 2018 compared to $235 in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our ammonia segment averaged $275 per ton in the third quarter of 2018, a 12% increase from the $246 per ton in the same quarter of 2017. The increase was due to higher costs associated with plant turnaround and maintenance activity, partially offset by lower realized natural gas costs.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales.    Net sales in the ammonia segment decreased by $87 million, or 10%, in the nine months ended September 30, 2018 from the nine months ended September 30, 2017 due primarily to a 17% decrease in sales volume partially offset by an 8% increase in average selling prices. Sales volume was lower due to strong ammonia movement in the fourth quarter of 2017 resulting in 2018 beginning inventory being lower than at the beginning of 2017, and lower production volume in 2018 as a result of plant turnaround and maintenance activity. The increase in selling prices was due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our ammonia segment averaged $265 per ton in the nine months ended September 30, 2018, unchanged from the comparable period of 2017, reflecting the net impact of a combination of factors. These factors include higher costs associated with plant turnaround and maintenance activity, offset by lower natural gas costs and the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2018 compared to a $20 million loss in the comparable period of 2017.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$353	$228	$125	55%	$977	$725	$252	35%
Cost of sales	238	220	18	8%	682	667	15	2%
Gross margin	$115	$8	$107	N/M	$295	$58	$237	N/M
Gross margin percentage	32.6%	3.5%	29.1%		30.2%	8.0%	22.2%
Sales volume by product tons (000s)	1,363	1,170	193	16%	3,779	3,349	430	13%
Sales volume by nutrient tons (000s)(1)	627	539	88	16%	1,738	1,541	197	13%
Average selling price per product ton	$259	$195	$64	33%	$259	$216	$43	20%
Average selling price per nutrient ton(1)	$563	$423	$140	33%	$562	$470	$92	20%
Gross margin per product ton	$84	$7	$77	N/M	$78	$17	$61	N/M
Gross margin per nutrient ton(1)	$183	$15	$168	N/M	$170	$38	$132	N/M
Depreciation and amortization	$74	$67	$7	10%	$214	$187	$27	14%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$(2)	$1	50%	$(3)	$17	$(20)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2018 Compared to Third Quarter of 2017
Net Sales.    Net sales in the granular urea segment increased $125 million, or 55%, in the third quarter of 2018 from the third quarter of 2017 due primarily to a 33% increase in average selling prices and a 16% increase in sales volume. Average selling prices increased to $259 per ton in the third quarter of 2018 compared to $195 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was higher due to increased production in the third quarter of 2018 compared to the comparable period of 2017 as a result of higher demand.
Cost of Sales.    Cost of sales in our granular urea segment averaged $175 per ton in the third quarter of 2018, a 7% decrease from $188 per ton in the comparable period of 2017. The decrease was due primarily to lower realized natural gas costs in the third quarter of 2018 compared to the comparable period of 2017 and the impact of a 19% increase in production.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales.    Net sales in the granular urea segment increased $252 million, or 35%, in the nine months ended September 30, 2018 from the nine months ended September 30, 2017 due primarily to a 20% increase in average selling prices and a 13% increase in sales volume. Average selling prices increased to $259 per ton in the nine months ended September 30, 2018 compared to $216 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was higher due primarily to higher supply availability from increased production at our Port Neal facility as a result of higher demand, and higher inventories entering the year.
Cost of Sales.    Cost of sales in our granular urea segment averaged $181 per ton in the nine months ended September 30, 2018, a 9% decrease from $199 per ton in the comparable period of 2017. The decrease was due primarily to lower realized natural gas costs and an unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2018 compared to a loss in the comparable period of 2017 and the impact of a 10% increase in production.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$270	$243	$27	11%	$892	$846	$46	5%
Cost of sales	243	252	(9)	(4)%	731	781	(50)	(6)%
Gross margin	$27	$(9)	$36	N/M	$161	$65	$96	148%
Gross margin percentage	10.0%	(3.7)%	13.7%		18.0%	7.7%	10.3%
Sales volume by product tons (000s)	1,620	1,693	(73)	(4)%	5,109	5,173	(64)	(1)%
Sales volume by nutrient tons (000s)(1)	513	536	(23)	(4)%	1,615	1,636	(21)	(1)%
Average selling price per product ton	$167	$144	$23	16%	$175	$164	$11	7%
Average selling price per nutrient ton(1)	$526	$453	$73	16%	$552	$517	$35	7%
Gross margin per product ton	$17	$(5)	$22	N/M	$32	$13	$19	146%
Gross margin per nutrient ton(1)	$53	$(17)	$70	N/M	$100	$40	$60	150%
Depreciation and amortization	$65	$71	$(6)	(8)%	$200	$192	$8	4%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$(2)	$1	50%	$(4)	$19	$(23)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2018 Compared to Third Quarter of 2017
Net Sales.    Net sales in the UAN segment increased $27 million, or 11%, in the third quarter of 2018 from the third quarter of 2017 due primarily to a 16% increase in average selling prices partially offset by a 4% decrease in sales volume. Average selling prices increased to $167 per ton in the third quarter of 2018 compared to $144 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume declined due to lower supply availability from beginning inventory following strong sales in the second quarter of 2018.
Cost of Sales.    Cost of sales in our UAN segment averaged $150 per ton in the third quarter of 2018, a 1% increase from $149 per ton in the comparable period of 2017 as the impact of costs associated with plant turnaround and maintenance activity were offset by the impact of lower realized natural gas costs and an 8% increase in production.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales.    Net sales in the UAN segment increased $46 million, or 5%, in the nine months ended September 30, 2018 from the nine months ended September 30, 2017 due primarily to a 7% increase in average selling prices, partially offset by a 1% decline in sales volume. Average selling prices increased to $175 per ton in the nine months ended September 30, 2018, compared to $164 per ton in the comparable period of 2017, due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our UAN segment averaged $143 per ton in the nine months ended September 30, 2018, a 5% decrease from $151 per ton in the comparable period of 2017. The decrease was due primarily to lower realized natural gas costs and the impact of an unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2018 compared to a loss in the comparable period of 2017, partially offset by costs associated with plant turnaround and maintenance activity.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$139	$135	$4	3%	$363	$372	$(9)	(2)%
Cost of sales	129	123	6	5%	320	331	(11)	(3)%
Gross margin	$10	$12	$(2)	(17)%	$43	$41	$2	5%
Gross margin percentage	7.2%	8.9%	(1.7)%		11.8%	11.0%	0.8%
Sales volume by product tons (000s)	601	670	(69)	(10)%	1,586	1,777	(191)	(11)%
Sales volume by nutrient tons (000s)(1)	202	225	(23)	(10)%	535	599	(64)	(11)%
Average selling price per product ton	$231	$201	$30	15%	$229	$209	$20	10%
Average selling price per nutrient ton(1)	$688	$600	$88	15%	$679	$621	$58	9%
Gross margin per product ton	$17	$18	$(1)	(6)%	$27	$23	$4	17%
Gross margin per nutrient ton(1)	$50	$53	$(3)	(6)%	$80	$68	$12	18%
Depreciation and amortization	$35	$24	$11	46%	$67	$64	$3	5%
Unrealized net mark-to-market loss on natural gas derivatives	$—	$—	$—	—%	$—	$3	$(3)	(100)%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2018 Compared to Third Quarter of 2017
Net Sales.    Net sales in our AN segment increased $4 million, or 3%, in the third quarter of 2018 from the third quarter of 2017 due primarily to an increase in average selling prices of 15% partially offset by a 10% decrease in sales volume. The higher average selling price in the third quarter of 2018 reflects a tighter global nitrogen supply and demand balance. Sales volume was lower primarily due to lower production as a result of plant turnaround and maintenance activity.
Cost of Sales.  Cost of sales in our AN segment averaged $214 per ton in the third quarter of 2018, a 17% increase from $183 per ton in the comparable period of 2017. The increase was due primarily to higher realized natural gas costs in the United Kingdom.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales.    Net sales in our AN segment decreased $9 million, or 2%, in the nine months ended September 30, 2018 from the nine months ended September 30, 2017 due primarily to an 11% decrease in sales volume, as a result of lower supply availability. This decrease was partially offset by an increase in average selling prices of 10% due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.     Cost of sales in our AN segment averaged $202 per ton in the nine months ended September 30, 2018, a 9% increase from $186 per ton in the comparable period of 2017. The increase was due primarily to higher realized natural gas costs in the United Kingdom.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$86	$70	$16	23%	$287	$223	$64	29%
Cost of sales	76	61	15	25%	248	191	57	30%
Gross margin	$10	$9	$1	11%	$39	$32	$7	22%
Gross margin percentage	11.6%	12.9%	(1.3)%		13.6%	14.3%	(0.7)%
Sales volume by product tons (000s)	524	518	6	1%	1,717	1,471	246	17%
Sales volume by nutrient tons (000s)(1)	102	97	5	5%	335	285	50	18%
Average selling price per product ton	$164	$135	$29	21%	$167	$152	$15	10%
Average selling price per nutrient ton(1)	$843	$722	$121	17%	$857	$782	$75	10%
Gross margin per product ton	$19	$17	$2	12%	$23	$22	$1	5%
Gross margin per nutrient ton(1)	$98	$93	$5	5%	$116	$112	$4	4%
Depreciation and amortization	$18	$15	$3	20%	$49	$40	$9	23%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$(1)	$5	$(6)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2018 Compared to Third Quarter of 2017
Net Sales.    Net sales in our Other segment increased by $16 million, or 23%, in the third quarter of 2018 from the third quarter of 2017 due to a 21% increase in average selling prices and a 1% increase in sales volume. The increase in average selling prices is due to the impact of a tighter global nitrogen supply and demand balance. The increase in sales volume was due primarily to an increase in DEF sales volume. Demand for DEF in North America continues to grow, which is supported by the increase in DEF production as a result of our new DEF unit at our Donaldsonville facility that came on line in the second quarter of 2017.
Cost of Sales.    Cost of sales in our Other segment averaged $145 per ton in the third quarter of 2018, a 23% increase from $118 per ton in the third quarter of 2017 due primarily to plant turnaround and maintenance activity and higher natural gas costs in the United Kingdom.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales.    Net sales in our Other segment increased by $64 million, or 29%, in the nine months ended September 30, 2018 from the nine months ended September 30, 2017 due to a 17% increase in sales volume and a 10% increase in average selling prices. The increase in sales volume was due primarily to an increase in DEF and nitric acid sales volume. The increase in average selling prices is due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our Other segment averaged $144 per ton in the nine months ended September 30, 2018, an 11% increase from $130 per ton in the nine months ended September 30, 2017 due primarily to plant turnaround and maintenance activity and higher natural gas costs in the United Kingdom, partially offset by the impact of an unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2018 compared to a loss in the first nine months of 2017.

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
At September 30, 2018, we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2018 or December 31, 2017, or during the nine months ended September 30, 2018. See discussion under “Debt,” below, for further information.
Our cash and cash equivalents balance was $1,022 million and $835 million as of September 30, 2018 and December 31, 2017, respectively.
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
Share Repurchase Program
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
In the third quarter of 2018, we repurchased 1.8 million shares for $91 million, of which $4 million was accrued but unpaid at September 30, 2018. At September 30, 2018, we held in treasury 1,824,835 shares of repurchased stock.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $278 million in the first nine months of 2018 compared to $290 million in the first nine months of 2017.
Full year capital expenditures for new activity in 2018 are estimated to be approximately $425 million. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.

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
As of September 30, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $745 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2018 or December 31, 2017, or during the nine months ended September 30, 2018.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of September 30, 2018, approximately $120 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2018 and December 31, 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	September 30, 2018		December 31, 2017
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$497	$500	$496
3.450% due June 2023	3.562%	750	746	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	494	500	493
4.500% due December 2026	4.759%	750	737	750	736
Total long-term debt		$4,750	$4,697	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million and $12 million as of September 30, 2018 and December 31, 2017, respectively, and total deferred debt issuance costs were $42 million and $46 million as of September 30, 2018 and December 31, 2017, respectively.

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
Customer advances, which typically represent a portion of the contract’s sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of September 30, 2018 and December 31, 2017, we had $313 million and $89 million, respectively, in customer advances on our consolidated balance sheets.

CF INDUSTRIES HOLDINGS, INC.

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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In the three and nine months ended September 30, 2018, we recognized unrealized net mark-to-market gains on derivative financial instruments of $3 million and $11 million, respectively. In the three months ended September 30, 2017, we recognized an unrealized net mark-to-market gain on derivative financial instruments of $7 million and, in the nine months ended September 30, 2017, an unrealized net mark-to-market loss of $64 million. These amounts are reflected in cost of sales in our consolidated statements of operations.
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
As of September 30, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $1 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 16.0 million MMBtus and 35.9 million MMBtus, respectively. As of September 30, 2018 and December 31, 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Defined Benefit Pension Plans
We contributed $32 million to our pension plans during the nine months ended September 30, 2018. Over the remainder of 2018, we expect to contribute an additional $7 million to our pension plans, or a total of approximately $39 million for the full year 2018.

CF INDUSTRIES HOLDINGS, INC.

Distribution on Noncontrolling Interest in CFN
In the third quarter of 2018, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2018 in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN, as amended. On July 31, 2018, CFN distributed $79 million to CHS for the distribution period ended June 30, 2018. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2018 is approximately $40 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2018 was $1,243 million as compared to $1,401 million in the first nine months of 2017. The decrease of $158 million was due primarily to our receipt in 2017 of an $815 million income tax refund as a result of the claim to carry back the 2016 federal tax loss to prior income tax years, partially offset by higher net earnings and an increase in customer advances during the first nine months of 2018.
Investing Activities
Net cash used in investing activities was $238 million in the first nine months of 2018 as compared to $256 million in the first nine months of 2017. During the first nine months of 2018, capital expenditures totaled $278 million compared to $290 million in the first nine months of 2017. Net cash used in investing activities in the first nine months of 2018 included $10 million related to property insurance proceeds received.
Financing Activities
Net cash used in financing activities was $814 million in the first nine months of 2018 compared to $335 million in the same period of 2017. Dividends paid on common stock in each of the nine-month periods ended September 30, 2018 and 2017 were $210 million. Net cash used in financing activities in the first nine months of 2018 included $388 million related to our acquisition of all of the outstanding publicly traded common units of TNCLP. In addition, we repurchased 1.8 million shares of our common stock in the first nine months of 2018 for $91 million, of which $4 million was accrued but unpaid at September 30, 2018.
Contractual Obligations
As of September 30, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2017 Annual Report on Form 10-K filed with the SEC on February 22, 2018.
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
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first nine months of 2018.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2018, we had natural gas NYMEX fixed price swaps covering periods through December 2018 and natural gas basis swaps covering certain periods through March 2019.
As of September 30, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 16.0 million MMBtus and 35.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2018 would result in a favorable change in the fair value of these derivative positions of $13 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $13 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of September 30, 2018, we had seven series of senior notes totaling $4.75 billion of principal outstanding with maturity dates of May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2018, the carrying value and fair value of our senior notes was approximately $4.70 billion and $4.57 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2018 or December 31, 2017, or during the nine months ended September 30, 2018.
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
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. There is no trial date currently set; however, we anticipate that the Court will schedule a trial sometime in mid-2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)(3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2018 - July 31, 2018	—		$—	—	$—
August 1, 2018 - August 31, 2018	1,064,648	(1)(2)	49.18	1,040,000	448,853
September 1, 2018 - September 30, 2018	760,000	(1)	52.60	760,000	408,880
Total	1,824,648		$50.60	1,800,000
_______________________________________________________________________________
(1) On August 1, 2018, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $500 million through June 30, 2020 (the 2018 Stock Repurchase Program). This program is discussed in Note 15—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.

(2) Includes 24,648 shares withheld to pay employee tax obligations upon the exercise of nonqualified stock options.

(3) Average price paid per share of common stock repurchased under the 2018 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.
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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 1, 2018	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 1, 2018	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)