Form 10-K
period 2018-12-31
CF Industries Holdings, Inc.
filed 2019-02-22
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32597
CF INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Parkway North, Suite 400, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 405-2400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock, was $10,318,413,880.
222,890,557 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2018 fiscal year, or, if the registrant does not file the Proxy Statement within such 120-day period, the registrant will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I
ITEM 1.    BUSINESS.
Our Company
        All references to “CF Holdings,” “we,” “us,” “our” and “the Company,” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. Notes referenced throughout this document refer to consolidated financial statement note disclosures that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility, and our Billingham and Ince facilities in the United Kingdom, and a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
Our principal assets include:

•
five U.S. nitrogen fertilizer manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS;

•	two Canadian nitrogen fertilizer manufacturing facilities, located in Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing facilities, located in Billingham and Ince;

•	an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Our nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma, is owned and operated by Terra Nitrogen, Limited Partnership (TNLP). Prior to April 2, 2018, TNLP was a subsidiary of Terra Nitrogen Company, L.P. (TNCLP), which was a publicly traded limited partnership of which we were the sole general partner and the majority limited partner, and in which we owned an approximate 75.3% interest.
In 2018, we announced that in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). TNGP completed its purchase of the TNCLP Public Units on April 2, 2018 (the Purchase), for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
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

CF INDUSTRIES HOLDINGS, INC.

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
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS made a capital contribution of $2.8 billion to CFN in exchange for membership interests in CFN, which represented approximately 11% of the total membership interests of CFN. We own the remaining membership interests. On February 1, 2016, CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS.
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
For the years ended December 31, 2018, 2017 and 2016, we sold 19.3 million, 20.0 million and 17.0 million product tons generating net sales of $4.43 billion, $4.13 billion and $3.69 billion, respectively.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015, and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of this Annual Report on Form 10-K.
We make available free of charge on or through our Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines, Code of Corporate Conduct and charters for the Audit Committee, Compensation and Management Development Committee, and Corporate Governance and Nominating Committee of our Board of Directors (the Board) are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon request. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
In August 2005, we completed our initial public offering (IPO) of common stock, which is listed on the New York Stock Exchange. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners’ equity interests in CF Industries were canceled in exchange for all of the proceeds of the offering and shares of our common stock.
In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products for a purchase price of $4.6 billion, which was paid in cash and shares of our common stock. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, an approximately 75.3% interest in TNCLP and certain joint venture interests.
In March 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic Inc. for approximately $1.4 billion in cash.
In July 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us.

CF INDUSTRIES HOLDINGS, INC.

In February 2016, our strategic venture with CHS commenced, at which time CHS made a capital contribution of $2.8 billion to CFN in exchange for membership interests in CFN, which represented approximately 11% of the total membership interests of CFN.
In 2016, we completed capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa which increased our production capacity by approximately 25% for a total capital cost of $5.2 billion.
In 2018, we announced that TNGP elected to exercise its right to purchase the TNCLP Public Units. TNGP completed the Purchase on April 2, 2018, for an aggregate cash purchase price of $388 million. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
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

	2018		2017		2016
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Products
Ammonia	3,135	$1,028	4,105	$1,209	2,874	$981
Granular urea	4,898	1,322	4,357	971	3,597	831
UAN	7,042	1,234	7,093	1,134	6,681	1,196
AN	2,002	460	2,353	497	2,151	411
Other(1)	2,252	385	2,044	319	1,654	266
Total	19,329	$4,429	19,952	$4,130	16,957	$3,685
_______________________________________________________________________________

(1)	Other segment products include DEF, urea liquor, nitric acid, aqua ammonia and NPKs.
Gross margin was $917 million, $434 million and $843 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We own and operate seven nitrogen fertilizer manufacturing facilities in North America, including five nitrogen fertilizer manufacturing facilities in the United States, one in Medicine Hat, Alberta, Canada and one in Courtright, Ontario, Canada. As of December 31, 2018, the combined production capacity of these seven facilities represented approximately 41%, 42%, 44% and 19% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our nitrogen fertilizer manufacturing facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production. We also operate two United Kingdom nitrogen manufacturing facilities located in Billingham and Ince that produce ammonia, AN and NPKs and serve primarily the British agricultural and industrial markets.

CF INDUSTRIES HOLDINGS, INC.

The following table shows the production capacities as of December 31, 2018 at each of our nitrogen manufacturing facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	AN(5)	Other(6)
	(tons in thousands)
Donaldsonville, Louisiana(7)	4,335	1,390	3,255	2,635	—	445
Medicine Hat, Alberta	1,230	770	—	810	—	—
Port Neal, Iowa	1,230	110	800	1,350	—	110
Verdigris, Oklahoma(8)	1,210	430	1,955	—	—	—
Woodward, Oklahoma	480	130	810	—	—	115
Yazoo City, Mississippi(8)(9)	570	—	160	—	1,035	125
Courtright, Ontario(8)(10)	500	265	345	—	—	400
Ince, U.K.(11)	380	15	—	—	575	415
Billingham, U.K.(8)	595	230	—	—	625	410
	10,530	3,340	7,325	4,795	2,235	2,020
Unconsolidated Affiliate
Point Lisas, Trinidad(12)	360	360	—	—	—	—
Total	10,890	3,700	7,325	4,795	2,235	2,020
_______________________________________________________________________________

(1)	Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

(2)
Gross ammonia capacity includes ammonia used to produce upgraded products. Net ammonia capacity is gross ammonia capacity less ammonia used to produce upgraded products based on the product mix shown in the table.

(3)	Measured in tons of UAN containing 32% nitrogen by weight.

(4)	Reflects granular urea capacity from the Donaldsonville, Medicine Hat, and Port Neal facilities. Urea liquor and DEF production capacities are included in Other.

(5)	AN includes prilled products (Amtrate and industrial-grade AN, or IGAN) and AN solution produced for sale.

(6)
Includes product tons of: urea liquor and DEF from the Donaldsonville, Port Neal, Woodward, Yazoo City, and Courtright facilities; nitric acid from the Courtright, Yazoo City, Billingham, and Ince facilities; and NPKs from the Ince facility. Production of DEF can be increased by reducing urea and/or UAN production.

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

(9)
The Yazoo City facility’s production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 450,000 tons by reducing the production of AN to 900,000 tons.

(10)	Production of urea liquor and DEF at the Courtright facility can be increased by reducing UAN production.

(11)	The Ince facility can increase production of NPKs and nitric acid by reducing AN production.

(12)	Represents our 50% interest in the capacity of PLNL.

The following table summarizes our nitrogen fertilizer production volume for the last three years:

	December 31,
	2018	2017	2016
	(tons in thousands)
Ammonia(1)	9,805	10,295	8,307
Granular urea	4,837	4,451	3,368
UAN (32%)	6,903	6,914	6,698
AN	1,731	2,127	1,845
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Donaldsonville, Louisiana
The Donaldsonville nitrogen fertilizer complex is the world’s largest nitrogen fertilizer production facility. It has six ammonia plants, five urea plants, four nitric acid plants, three UAN plants, and one DEF plant. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 140,000 tons of ammonia, 201,000 tons of UAN (measured on a 32% nitrogen content basis) and 130,000 tons of granular urea.
As part of our capacity expansion projects, a new Donaldsonville urea plant became operational during the fourth quarter of 2015. A new UAN plant was placed in service in the first quarter of 2016, and a new ammonia plant was placed in service in the fourth quarter of 2016.
Medicine Hat, Alberta, Canada
Medicine Hat is the largest nitrogen fertilizer complex in Canada. It has two ammonia plants and one urea plant. The complex has on-site storage for 60,000 tons of ammonia and 60,000 tons of granular urea.
Port Neal, Iowa
The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of two ammonia plants, three urea plants, two nitric acid plants and a UAN plant. The location has on-site storage for 85,000 tons of ammonia, 130,000 tons of granular urea, and 70,000 tons of 32% UAN.
As part of our capacity expansion projects, a new ammonia plant and a new urea plant were placed in service in the fourth quarter of 2016.
Verdigris, Oklahoma
The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. We operate the plants and lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 60,000 tons of ammonia and 100,000 tons of 32% UAN.
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

CF INDUSTRIES HOLDINGS, INC.

Point Lisas, Trinidad
The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned jointly through a 50/50 venture with Koch Fertilizer LLC. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under a contract with The National Gas Company of Trinidad and Tobago Limited (NGC).
Nitrogen Fertilizer Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2018, natural gas accounted for approximately 40% of our total production costs for nitrogen fertilizer products. Our nitrogen fertilizer manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. Our facilities utilize the following natural gas hubs: Henry Hub in Louisiana; SONAT in Louisiana; TETCO ELA in Louisiana; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; Demarcation in Kansas; Welcome in Minnesota; Dawn in Ontario; Parkway in Ontario; and the National Balancing Point (NBP) in the United Kingdom.
In 2018, our nitrogen manufacturing facilities consumed, in the aggregate, approximately 347 million MMBtus of natural gas. We employ a combination of daily spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. See Note 15—Derivative Financial Instruments for additional information about our natural gas hedging activities.
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
Our North American nitrogen production facilities can ship products via truck and rail to customers and to our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,000 tank and hopper cars, as well as railcars provided by rail carriers. Our United Kingdom nitrogen production facilities mainly ship products via truck.
The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. To ship ammonia and UAN, we employ a fleet of eleven tow boats and thirty-two river barges, which are primarily leased. We also utilize contract marine services to move urea fertilizer. We can also export nitrogen fertilizer products via seagoing vessels from our Donaldsonville, Yazoo City, Billingham and Ince manufacturing facilities.
Three of our nitrogen production facilities also have access to pipelines for the transportation of ammonia. The Donaldsonville facility is connected to the 2,000-mile long Nustar pipeline through which we have the ability to transport ammonia to ten terminals and shipping points in the midwestern U.S. corn belt. Our Verdigris and Port Neal facilities are connected to the 1,100-mile long Magellan ammonia pipeline that also serves the Midwestern United States. On January 31, 2019, Magellan Midstream Partners, L.P. announced its decision to discontinue commercial operations of the ammonia pipeline beginning in late 2019.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties
As of December 31, 2018, we owned or leased space at 61 in-market storage terminals and warehouses located in a 22-state region of the United States, Canada and the United Kingdom. Including storage at our production facilities, we have an aggregate storage capacity for approximately 3.3 million tons of product. Our storage capabilities are summarized in the following table:

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	9	546	4	330	6	519	3	234
Terminal and Warehouse Locations
Owned	22	780	1	200	8	214	—	—
Leased(2)	5	178	1	7	24	320	—	—
Total In-Market	27	958	2	207	32	534	—	—
Total Storage Capacity		1,504		537		1,053		234
_______________________________________________________________________________

(1)	Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)	Our lease agreements are typically for periods of one to five years.
Customers
The principal customers for our nitrogen fertilizer and other nitrogen products are cooperatives, independent fertilizer distributors, traders, wholesalers, farmers and industrial users. CHS was our largest customer in 2018 and accounted for approximately 14% of our consolidated net sales. Sales are generated by our internal marketing and sales force.
Competition
Our markets are global and intensely competitive, based primarily on delivered price and, to a lesser extent, on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.
Our primary North American-based competitors include Nutrien Ltd. (formed in January 2018 by the merger of Agrium Inc. and Potash Corporation of Saskatchewan Inc.), Koch Fertilizer LLC and Iowa Fertilizer Company. In addition, Yara BASF started up a new North American nitrogen fertilizer production facility in April 2018. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas or other feedstock costs. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously.
Our primary United Kingdom competition comes from imported products supplied by companies including Yara International, Origin Fertilisers, Ameropa, CHS and Helm. Urea and UAN are not produced in the United Kingdom, but along with AN are widely-traded fertilizer products with limited barriers to entry.
Seasonality
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to weather conditions in the agricultural industry and other factors. The strongest demand for our products in North America occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other fertilizer producers generally manufacture and distribute products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring planting season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

CF INDUSTRIES HOLDINGS, INC.

Environmental, Health and Safety
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, the European Union and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act (TSCA) and various other federal, state, provincial, local and international statutes. Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future.
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2018 totaled approximately $40 million. We estimate that we will have approximately $60 million of capital expenditures for environmental, health and safety in 2019. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Regulation of Greenhouse Gases
We are subject to regulations in the United Kingdom, the European Union, Canada and the United States concerning greenhouse gas (GHG) emissions.
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
The United Kingdom has adopted GHG emissions regulations, including regulations to implement the European Union Greenhouse Gas Emission Trading System (EU ETS). Our U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require these plants to purchase CO2 emissions allowances. The steam boilers at each of our U.K. sites are also subject to the EU ETS. However, the continued applicability of the EU ETS in the United Kingdom is uncertain due to the potential exit of the United Kingdom from the European Union (Brexit).

CF INDUSTRIES HOLDINGS, INC.

Canada withdrew from further participation in the Kyoto Protocol in December 2011, but is a party to the Paris Agreement. In Canada, we are required to conduct an annual review of our operations with respect to compliance with Environment Canada’s National Pollutant Release Inventory and Ontario’s Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. In 2018, the federal Greenhouse Pollution Pricing Act came into effect, pursuant to which the Canadian Department of the Environment will implement the Output-Based Performance Standard (OBPS), which is intended to function as a backstop to provincial greenhouse gas emissions regulations. The Department of the Environment is currently proposing that the benchmark for nitrogen fertilizer plants be set at 90% of the average performance of Canadian fertilizer plants. In the provinces and territories where the OBPS will apply, a facility whose carbon emissions exceed this benchmark will be required to offset emissions by obtaining and retiring surplus emission credits, obtaining qualifying emissions offsets, or paying a fee of $20 per ton of excess carbon dioxide equivalent (CO2e) for calendar year 2019, which fee will rise by $10 per ton for each year through 2022.
In January 2017, Ontario launched its own GHG cap and trade program and beginning January 1, 2018, Ontario’s cap and trade program was linked with the cap and trade programs in Quebec and California. Our Courtright Nitrogen Complex was subject to the Ontario cap and trade program. However, the government elected in Ontario in June 2018 rescinded the cap and trade program. Because Ontario no longer has a GHG regulatory regime, the federal government will impose the OBPS in the province. The federal government intends to finalize the OBPS in the first half of 2019 and then retroactively apply it to January 2019 in impacted provinces. Ontario and Saskatchewan are challenging whether the federal government has jurisdiction to impose a federal carbon price on the provinces and territories.
In Alberta, the Specified Gas Emitters Regulation was implemented in 2007. This program required facilities emitting more than 100,000 tons of GHGs per year to reduce emissions by 12% over such facilities’ 2007 levels. To meet this requirement, companies could reduce emissions, purchase/use offset credits, or contribute to a technology fund at an annual rate of $15 per ton of CO2. Beginning in 2018, our Medicine Hat Nitrogen Complex became subject to the Carbon Competitiveness Incentive Regulation (CCIR). This regulation establishes product-specific benchmarks based on the most efficient GHG emitting facilities in a sector. A facility with emissions that exceed the applicable benchmark will be required to take action to reduce its GHG emissions intensity, purchase emissions offsets or performance credits, or make contributions to Alberta’s climate fund. The federal government has determined that Alberta’s CCIR meets its stringency requirements so that the federal OBPS will not apply in Alberta in 2019. However, the government of Alberta has not determined whether it will agree to increase the effective price of carbon beyond the current price of $30 per ton of excess CO2e. This could result in regulated facilities in Alberta being subject to the OBPS beginning in 2021, when the effective price of carbon pursuant to the Greenhouse Pollution Pricing Act rises to $40 per ton of excess CO2e.
The United States is not a party to the Kyoto Protocol, but is a party to the Paris Agreement. However, in June 2017, the United States announced its intention to withdraw from the Paris Agreement, subject to renegotiation of the Paris Agreement on terms more favorable to the United States. Under the terms of the Paris Agreement, the United States cannot formally provide notice of its withdrawal before November 2019, which would become effective one year after providing such notice. In the interim, it is unclear if the United States will comply with its commitments under the Paris Agreement. There has been no indication to date that the United States’ announced withdrawal is causing other countries to also consider withdrawing from the Paris Agreement. In the United States, GHG regulation is evolving at state, regional and federal levels, although some of the more significant developments to date, including EPA’s Clean Power Plan (which the current Administration has proposed to rescind), do not directly impose obligations on our facilities. The EPA has issued a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and reporting the previous year’s emissions annually starting in 2011. In addition, if we seek to modify or expand any of our major facilities and as a result, are required to obtain a Prevention of Significant Deterioration (PSD) construction permit applicable to such facilities, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such projects. Other than the states’ implementation of this permitting requirement, none of the states where our U.S. production facilities are located-Iowa, Louisiana, Mississippi and Oklahoma-has proposed control regulations limiting GHG emissions.
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
Employees
As of December 31, 2018, we employed approximately 2,900 full-time and 100 part-time employees.

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
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. Fertilizer producers, including CF Holdings, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply availability and affect the balance of supply and demand. In recent years, global nitrogen fertilizer capacity has increased faster than global nitrogen fertilizer demand, creating a surplus of global nitrogen fertilizer capacity leading to lower nitrogen fertilizer selling prices. For example, in the two-year period ended December 31, 2017, additional production capacity came on line and, at the same time, the average selling price for our products declined 34%, from $314 per ton in 2015 to $207 per ton in 2017.
Additional production capacity is expected to come on line over the next 12 months, primarily outside of North America. We cannot predict the impact of this additional capacity. Also, global or local economic and financial conditions or changes in such conditions, or other factors may cause acceleration of other announced and/or ongoing projects.
Price fluctuations for our products result from changes in supply and demand. Significant price fluctuations we experience could be symptoms of an oversupplied market in transition as new capacity ramps up, and production slows down or shuts down in high cost regions. Additionally, trade flows adjust as imports into different regions of the world also impact the local supply and demand balances. If imports increase into an oversupplied region, lower prices in that region could result.
During periods of industry oversupply, our financial condition, results of operations and cash flows tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. In recent years, our financial performance, credit ratings and the trading price for our common stock were negatively impacted by the lower selling prices resulting from the global oversupply of nitrogen fertilizer. While the average selling price for our products has increased 11% in 2018 to $229 per ton compared to $207 per ton in 2017, the period of time that these oversupply conditions will persist and the degree to which they will impact our business, financial condition, results of operations and cash flows is uncertain.
Our products are global commodities, and we face intense global competition from other fertilizer producers.
We are subject to intense price competition from our competitors. Most fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. As a consequence, conditions in the international market for nitrogen products significantly influence our operating results.
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

CF INDUSTRIES HOLDINGS, INC.

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
Our competitors in Russia continue to benefit from non-market pricing of natural gas, allowing continued exports from the region, and have significant nitrogen fertilizer export capacity. The 2016 revocations of U.S. antidumping measures on solid urea and fertilizer grade ammonium nitrate from Russia has allowed for increases in imports from that country in recent years.
We also face competition from other fertilizer producers in the Middle East, Europe, Latin America and Africa, who, depending on market conditions, fluctuating input prices, geographic location and freight economics, may take actions at times with respect to price or selling volumes that adversely affect our business, financial condition, results of operations and cash flows.
In addition, the international market for nitrogen products is influenced by such factors as currency exchange rates, including the relative value of the U.S. dollar and its impact upon the cost of importing of nitrogen products into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and the laws and policies of the markets in which we operate, including the imposition of new duties, tariffs or quotas, that affect foreign trade and investment. For example, the European Union is currently conducting an antidumping inquiry of UAN producers in the United States, Trinidad and Tobago and Russia. The result of this inquiry, and its impact, if any, on the international market for nitrogen products, is uncertain. In addition, it is uncertain as to whether additional inquiries or other actions in the international market for nitrogen fertilizer, if any, would have an adverse impact on the international market for our products.
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
Governmental policies, including farm and biofuel subsidies, commodity support programs and tariffs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing “food versus fuel” debate and other factors have resulted in calls to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, or nitrogen-efficient varieties, or developments in alternatives to traditional animal feed or alternative proteins, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. Widespread adoption of emerging application technologies or alternative farming techniques could disrupt traditional application practices, affecting the volume or types of products used and timing of applications. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Any reduction in the demand for chemical fertilizer products, including as a result of technological developments and/or limitations on the use and application of chemical fertilizers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is dependent on natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, urea ammonium nitrate solution (UAN), ammonium nitrate (AN) and other nitrogen products.
Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During 2018, the daily closing price at the Henry Hub, the most heavily-traded

CF INDUSTRIES HOLDINGS, INC.

natural gas pricing point in North America, reached a low of $2.48 per MMBtu on four consecutive days in February 2018 and a high of $6.88 per MMBtu on January 4, 2018. During the three-year period ended December 31, 2018, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $6.88 per MMBtu on January 4, 2018.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe, which has also been volatile in recent years. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2018, the daily closing price at NBP reached a low of $6.60 per MMBtu on two consecutive days in January 2018 and a high of $31.74 per MMBtu on March 2, 2018. During the three-year period ended December 31, 2018, the daily closing price at NBP reached a low of $2.80 per MMBtu on September 1, September 12 and September 14, 2016 and a high of $31.74 per MMBtu on March 2, 2018.
Changes in the supply of and demand for natural gas can lead to extended periods of higher natural gas prices. If high prices were to persist, especially during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Certain of our plants are located near natural gas hubs that have experienced increased natural gas development and have favorable basis differences as compared to other North American hubs. Favorable basis differences in certain regions may dissipate over time due to increases in natural gas pipeline or storage capacity in those regions. Additionally, basis differentials may become materially unfavorable due to a lack of inbound gas pipeline or storage capacity in other regions during periods of unusually high demand. Increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices. If such reduced production, increased demand or changes in basis were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations and those of our joint venture are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery of raw materials may adversely affect our business.
We and our joint venture use natural gas and other raw materials in the manufacture of nitrogen products. We purchase the natural gas and other raw materials from third party suppliers. Our natural gas is transported by pipeline to our facilities and those of our joint venture by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas or other raw materials may be caused by, among other things, severe weather or natural disasters, unscheduled downtime, labor difficulties, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. Our joint venture, Point Lisas Nitrogen Limited, has experienced natural gas curtailments as discussed in the risk factor below titled “We are exposed to risks associated with our joint venture.” In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of natural gas or other raw materials, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain rail lines, bridges, roadways, pipelines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain

CF INDUSTRIES HOLDINGS, INC.

third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems, operational and maintenance difficulties and other events, which impact the shipping times of our products.
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
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations for an extended period of time and/or the imposition of civil or criminal penalties and liabilities.
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
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) were named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases were consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.”

CF INDUSTRIES HOLDINGS, INC.

The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities manufactured and sold to others were delivered to the facility and may have been stored at the West facility at the time of the incident. The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on July 23, 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.
Our substantial indebtedness could adversely affect our cash flow, prevent us from fulfilling our obligations and impair our ability to pursue or achieve other business objectives.
As of December 31, 2018, we had approximately $4.70 billion of total funded indebtedness, consisting primarily of secured and unsecured senior notes with varying maturity dates between 2020 and 2044, or approximately 45% of our total capitalization, and an additional $746 million of senior secured borrowing availability (reflecting no outstanding borrowings and $4 million of outstanding letters of credit) under our senior secured revolving credit agreement (as amended, the Revolving Credit Agreement). Our substantial debt service obligations will have an impact on our earnings and cash flow for so long as the indebtedness is outstanding.
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

CF INDUSTRIES HOLDINGS, INC.

adverse effect on our business, financial condition and results of operations. In the event our creditors accelerate the repayment of our indebtedness, we cannot assure that we would have sufficient assets to make such repayment.
Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.
As of February 14, 2019, our corporate credit rating by S&P Global Ratings is BB+ with a stable outlook; our corporate credit rating by Moody’s Investor Services, Inc. is Ba2 with a stable outlook; and our corporate credit rating with Fitch Ratings, Inc. is BB+ with a stable outlook.
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
We rely on internal and third-party information technology and computer control systems in many aspects of our business, including internal and external communications, the management of our accounting, financial and supply chain functions and plant operations. Business and supply chain disruptions, plant and utility outages and information technology system and network disruptions due to cyber attacks could seriously harm our operations and materially adversely affect our operating results. Cyber security risks include attacks on information technology and infrastructure by hackers, damage or loss of information due to viruses, the unintended disclosure of confidential information, the misuse or loss of control over computer control systems, and breaches due to employee error. Our exposure to cyber security risks includes exposure through third parties, including any cloud-based technologies, on whose systems we place significant reliance for the conduct of our business. We routinely review and implement security procedures and measures in order to protect our systems and information from being vulnerable to evolving cyber attacks. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber attacks. Compromises to our information and control systems could have severe financial and other business implications.
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
Adverse weather conditions during or following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which could lower the income of growers and impair their ability to purchase fertilizer from our customers. Adverse weather conditions could also impact transportation of fertilizer, which could disrupt our ability to deliver our products to customers on a timely basis. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. Over the longer-term, changes in weather patterns may shift the periods of demand for products and even the regions to which our products are distributed, which could require us to evolve our distribution system.
In addition, we use the North American waterway system extensively to ship products from some of our manufacturing facilities to our distribution facilities and our customers, and we also export nitrogen fertilizer products via seagoing vessels from deep-water docking facilities at certain of our manufacturing sites. Therefore, persistent significant changes in river or ocean water levels (either up or down, such as a result of flooding or drought for example), may require changes to our operating and distribution activities and/or significant capital improvements to our facilities.
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen fertilizer products. Colder and/or longer than normal winters and warmer than normal summers increase the demand for natural gas for power generation and for residential and industrial use, which can increase the cost and/or decrease the availability of natural gas. In addition, adverse weather events such as very low temperatures leading to well freeze-offs or hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.

CF INDUSTRIES HOLDINGS, INC.

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
On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the “Tax Act” or “Tax Reform”). The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies are in the process of issuing guidance on how the provisions of the Tax Act will be applied or otherwise administered that could be different from the interpretation currently reflected in our financial statements or tax returns. As new or amended guidance is issued with respect to the Tax Act, we may need to record adjustments to amounts previously recorded for taxes and such adjustments could have a material impact on our provision for income taxes in the period in which such adjustments are made.
In addition, foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
The United States and other countries in which we operate are in the process of implementing the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (BEPS). BEPS is intended to improve tax disclosure and transparency and eliminate structures and activities that could be perceived by a particular country as resulting in tax avoidance. Each country is permitted to introduce its own legislation to implement BEPS. As a number of our business operations do business across country lines, we are subject to BEPS. The implementation of BEPS could result in tax changes and may adversely affect our provision for income taxes, results of operations and cash flows.
We are reliant on a limited number of key facilities.
Our nitrogen fertilizer operations are located at nine separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represented approximately 40% of our ammonia production capacity as of December 31, 2018. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane or high wind activity and several of our complexes are located in areas that experience severe weather. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to affect adversely the shipping and distribution of our products. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace or have long delivery lead times and could result in operational disruptions.

CF INDUSTRIES HOLDINGS, INC.

We are subject to numerous environmental, health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, the European Union and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state, provincial, local and international laws.
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
We are subject to GHG regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities currently are only subject to GHG emissions reporting obligations, although our new and modified facilities are likely to be subject to GHG emissions standards included in their air permits. Our facilities in the United Kingdom are subject to the European Union Emissions Trading System (EU ETS), which generally require us to hold or obtain emissions allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program. The continued applicability of the EU ETS in the United Kingdom is uncertain due to the potential exit of the United Kingdom from the European Union (Brexit), which could result in more stringent GHG regulations than those imposed by the EU ETS.
Beginning in 2018, the Medicine Hat Nitrogen Complex, which had been subject to Alberta’s Specified Gas Emitters Regulation, became subject to Alberta’s new Carbon Competitiveness Incentive Regulation (CCIR). This regulation establishes product-specific benchmarks based on the most efficient GHG emitting facilities in a sector. A facility with emissions that exceed the applicable benchmark is required to take action to reduce its GHG emissions intensity, purchase emissions offsets or performance credits, or make contributions to Alberta’s climate fund. The obligations under this regulation are being phased in over a three-year period and will be tightened over time. The federal government formally determined that Alberta’s CCIR

CF INDUSTRIES HOLDINGS, INC.

meets its stringency requirements and so will not impose the Output-Based Performance System (OBPS), also called the “federal backstop,” which is being implemented by Environment and Climate Change Canada (ECCC) pursuant to the federal Greenhouse Pollution Pricing Act (“GPPA”) that came into effect in June 2018. However, the government of Alberta has not determined whether it will agree to increase the effective price of carbon beyond the current price of $30 per ton of excess carbon dioxide equivalent (CO2e). This could result in regulated facilities in Alberta being subject to the OBPS beginning in 2021, when the effective price of carbon pursuant to the GPPA rises to $40 per ton of excess CO2e .
The Courtright Nitrogen Complex had been subject to Ontario’s GHG cap-and-trade program beginning in January 2017, but the new conservative government elected in June 2018 rescinded that program in one of its first acts. Because Ontario no longer has a GHG regulatory regime, the federal government imposed the OBPS in the province beginning in 2019. ECCC is currently proposing that the benchmark for nitrogen fertilizer plants will be set at 90% of the average performance of all Canadian fertilizer plants. A facility whose carbon emissions exceed this benchmark will be required to offset excess emissions by obtaining and retiring surplus emission credits; obtaining qualifying emission offsets; or paying a fee of $20 per ton of excess CO2e for calendar year 2019, which fee will rise by $10 per ton each year through 2022. Ontario and Saskatchewan are challenging whether the federal government has jurisdiction to impose a federal carbon price on the provinces and territories.
There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations in other jurisdiction, including the United States. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement, which has been accepted by the United States and ratified by Canada and the United Kingdom, went into effect in November 2016. However, in June 2017, the United States announced its intention to withdraw from the Paris Agreement, subject to renegotiation of the Paris Agreement on terms more favorable to the United States. Under the terms of the Paris Agreement, the United States cannot formally provide notice of its withdrawal before November 2019, which would become effective one year after providing such notice. In the interim, it is unclear if the United States will comply with its commitments under the Paris Agreement. There has been no indication to date that the United States’ announced withdrawal is causing other countries to also consider withdrawing from the Paris Agreement. If the Paris Agreement remains in effect, it could result in more aggressive efforts to reduce GHG emissions in the jurisdictions in which we operate.
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

CF INDUSTRIES HOLDINGS, INC.

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
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for our products in North America occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other fertilizer producers generally manufacture and distribute products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring planting season.
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
We may utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based products. We have used futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. In order to manage our exposure to changes in foreign currency exchange rates, from time to time, we may use foreign currency derivatives, primarily forward exchange contracts.
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
At other times we may not utilize derivatives or derivative strategies to hedge certain risks or to reduce the financial exposure of price volatility. As a result, we may not prevent certain material adverse impacts that could have been mitigated through the use of derivative strategies.
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

CF INDUSTRIES HOLDINGS, INC.

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
PLNL’s ammonia plant relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by the National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture experienced past curtailments in the supply of natural gas from NGC, which reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments.
As part of our impairment assessments of our equity method investment in PLNL, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016 and a $62 million impairment charge in 2015 related to our equity method investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2018 is $93 million. Failure to secure a long-term gas supply from NGC after 2023 on a cost effective basis could adversely affect our ability to produce ammonia at the joint venture and could result in further impairment to the value of the joint venture, such as ceasing operations and writing off the remaining investment in PLNL, which could have a material adverse effect on our results of operations.
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
Due to concerns related to terrorism or the potential use of certain fertilizers as explosives, we are subject to various security laws and regulations. In the United States, these security laws include the Maritime Transportation Security Act of 2002 and the Chemical Facilities Anti-Terrorism Standards regulation. In addition, President Obama issued in 2013 Executive Order 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Governmental entities could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen products that can be used as explosives. It is possible that governmental entities in the United States or elsewhere could impose additional limitations on the use, sale or distribution of nitrogen products, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in liability for us.
In October 2016, the Department of Homeland Security (DHS) released its new Chemical Security Assessment Tool (CSAT 2.0) surveys and enhanced risk tiering methodology. Facilities that had previously submitted a survey response to the DHS were notified to resubmit responses to online questionnaires to be evaluated through the revised and enhanced risk tiering methodology. In April 2017, the DHS began sending tiering determination letters to chemical facilities based on the new methodology. Depending on the risk classification resulting from the application of CSAT 2.0, our plants and terminals could be subject to more stringent requirements related to chemical security.

CF INDUSTRIES HOLDINGS, INC.

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
Changes in governmental trade policies can lead to the imposition of new duties, tariffs or quotas affecting agricultural commodities, fertilizer or industrial products. These can alter trade flows, access to supplies or demand, and regional balances for our products.
Our principal reporting currency is the U.S. dollar and our business operations and investments outside the United States increase our risk related to fluctuations in foreign currency exchange rates. The main currencies to which we are exposed, besides the U.S. dollar, are the Canadian dollar, the British pound and the euro. These exposures may change over time as business practices evolve and economic conditions change, including, for example, in response to sudden global economic conditions resulting from measures like the referendum in the United Kingdom in June 2016, which resulted in a vote in favor of exiting the European Union (Brexit), which is further discussed below. We may selectively reduce some foreign currency exchange rate risk by, among other things, requiring contracted purchases of our products to be settled in, or indexed to, the U.S. dollar or a currency freely convertible into U.S. dollars, or hedging through foreign currency derivatives. These efforts, however, may not be effective and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
With regard to Brexit, a process of negotiation is now taking place to determine the future terms of the United Kingdom’s relationship with the European Union, with the United Kingdom due to exit the European Union on March 29, 2019. We operate two nitrogen manufacturing facilities in the United Kingdom, which utilize foreign-sourced materials and equipment, and which also export products in addition to serving customers in the United Kingdom. Brexit, including its indirect effects, could impact us in the future. For example, the cost and availability of natural gas or other raw materials or equipment that we purchase and the demand or selling prices for the nitrogen products that we sell, could be impacted by changes in tariffs, duties, trade restrictions or other factors. Brexit could lead to changes in trade flows, trading relationships, the movement of production to alternative locations, or the curtailment of certain production at certain sites. It could also lead to changes in the regulatory environment in which we operate, including the risk of more stringent restrictions on GHG emissions, as discussed above. Brexit could also impact foreign exchange rates or U.K. interest rates, which could impact our operations or the valuation of our assets and liabilities. Since the U.K. referendum in June 2016, the United Kingdom has experienced increases in the volatility of foreign exchange rates, which impacts our operations as discussed above. As a result of the uncertainty of Brexit, including its indirect effects, changes in the future profitability, asset utilization, or business valuation of our U.K. operations could negatively impact us and may result in an impairment of our long-lived assets or goodwill. As of December 31, 2018, long-lived assets, including property, plant and equipment and intangible assets, and goodwill related to the United Kingdom were $742 million and $264 million, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS
From time to time, in this Annual Report on Form 10-K as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or “would” and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management’s beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Such factors include, among others:

•	the cyclical nature of our business and the impact of global supply and demand on our selling prices;

•	the global commodity nature of our fertilizer products, the conditions in the international market for nitrogen products, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. and European agricultural industry;

•	the volatility of natural gas prices in North America and Europe;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	our ability to manage our indebtedness;

•	operating and financial restrictions imposed on us by the agreements governing our senior secured indebtedness;

•	risks associated with our incurrence of additional indebtedness;

•	our ability to maintain compliance with covenants under the agreements governing our indebtedness;

•	downgrades of our credit ratings;

•	risks associated with cyber security;

•	weather conditions;

•	risks associated with changes in tax laws and disagreements with taxing authorities;

•	our reliance on a limited number of key facilities;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

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
Certain of our distribution and storage facilities in the United States are subject to mortgages securing obligations under the Revolving Credit Agreement and our senior secured notes. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.
ITEM 3.    LEGAL PROCEEDINGS.
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) were named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases were consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities manufactured and sold to others were delivered to the facility and may have been stored at the West facility at the time of the incident.
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on July 23, 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility’s sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to our

CF INDUSTRIES HOLDINGS, INC.

sale of the phosphate mining and manufacturing business in March 2014. We and Mosaic have separately had continued discussions with the EPA subsequent to our sale of the phosphate mining and manufacturing business with respect to this matter. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
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
Other Environmental Matters
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety and Note 20—Contingencies to our consolidated financial statements included in Item 8 of this report.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

CF INDUSTRIES HOLDINGS, INC.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “CF”. As of February 14, 2019, there were 715 stockholders of record.
The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2018:

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
October 1, 2018 - October 31, 2018	1,120,819	(3)	$49.73	1,120,000	$353,178
November 1, 2018 - November 30, 2018	3,632,912	(4)	46.78	3,586,618	185,653
December 1, 2018 - December 31, 2018	4,409,484		42.10	4,409,484	—
Total	9,163,215		$44.89	9,116,102
__________________________________________________________________________

(1)	Average price paid per share of CF Holdings common stock repurchased under the 2018 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.

(2)
On August 1, 2018, our Board of Directors authorized management to repurchase CF Industries Holdings, Inc. (CF Holdings) common stock for a total expenditure of up to $500 million through June 30, 2020 (the 2018 Share Repurchase Program). We announced the 2018 Share Repurchase Program on August 1, 2018, and we completed the 2018 Share Repurchase Program in the fourth quarter of 2018. The 2018 Share Repurchase Program is discussed in Note 18—Stockholders’ Equity, in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

(3)	Includes 819 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

(4)	Includes 46,294 shares withheld to pay employee tax obligations upon the exercise of nonqualified stock options.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected historical financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 have been derived from our consolidated financial statements that are not included in this document. The selected historical financial data should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2018	2017(1)	2016(1)	2015(1)(2)	2014(1)(3)
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$4,429	$4,130	$3,685	$4,308	$4,743
Cost of sales	3,512	3,696	2,842	2,752	2,953
Gross margin	917	434	843	1,556	1,790
Selling, general and administrative expenses	214	191	173	169	147
Transaction costs	—	—	179	57	—
Other operating—net	(27)	18	208	92	51
Total other operating costs and expenses	187	209	560	318	198
Gain on sale of phosphate business	—	—	—	—	750
Equity in earnings (losses) of operating affiliates	36	9	(145)	(35)	43
Operating earnings	766	234	138	1,203	2,385
Interest expense—net	228	303	195	131	177
Loss on debt extinguishment	—	53	167	—	—
Other non-operating—net	(9)	3	2	14	21
Earnings (loss) before income taxes and equity in earnings of non-operating affiliates	547	(125)	(226)	1,058	2,187
Income tax provision (benefit)	119	(575)	(68)	396	773
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	72	23
Net earnings (loss)	428	450	(158)	734	1,437
Less: Net earnings attributable to noncontrolling interests	138	92	119	34	47
Net earnings (loss) attributable to common stockholders	$290	$358	$(277)	$700	$1,390
Cash dividends declared per common share	$1.20	$1.20	$1.20	$1.20	$1.00
Share and per share data:
Net earnings (loss) per share attributable to common stockholders:
Basic	$1.25	$1.53	$(1.19)	$2.97	$5.43
Diluted	1.24	1.53	(1.19)	2.96	5.42
Weighted-average common shares outstanding:
Basic	232.6	233.5	233.1	235.3	255.9
Diluted	233.8	233.9	233.1	236.1	256.7
Other Financial Data:
Depreciation and amortization	$888	$883	$678	$480	$393
Capital expenditures	422	473	2,211	2,469	1,809

CF INDUSTRIES HOLDINGS, INC.

	December 31,
	2018	2017	2016	2015(2)	2014
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$682	$835	$1,164	$286	$1,997
Total assets	12,661	13,463	15,131	12,683	11,200
Customer advances	149	89	42	162	325
Total debt	4,698	4,692	5,778	5,537	4,538
Total equity	5,731	6,684	6,492	4,387	4,572
_______________________________________________________________________________

(1)
As a result of our adoption of Accounting Standards Update (ASU) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on January 1, 2018, cost of sales, selling, general and administrative expenses and other non-operating—net were adjusted for the years ended December 31, 2017, 2016, 2015 and 2014 and other operating—net was adjusted for the year ended December 31, 2014. See Note 3—New Accounting Standards for additional information.

(2)
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

(3)
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business. The selected historical financial data includes the results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014. The results of the phosphate mining and manufacturing business are not reported as discontinued operations in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Industry Factors

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

•	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of CF Holdings
Our Company
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility, and our Billingham and Ince facilities in the United Kingdom, and a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
Our principal assets include:

•
five U.S. nitrogen fertilizer manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS;

•	two Canadian nitrogen fertilizer manufacturing facilities, located in Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing facilities, located in Billingham and Ince;

CF INDUSTRIES HOLDINGS, INC.

•	an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Our nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma, is owned and operated by Terra Nitrogen, Limited Partnership (TNLP). Prior to April 2, 2018, TNLP was a subsidiary of Terra Nitrogen Company, L.P. (TNCLP), which was a publicly traded limited partnership of which we were the sole general partner and the majority limited partner, and in which we owned an approximate 75.3% interest.
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). TNGP completed its purchase of the TNCLP Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
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
Historically, global fertilizer demand has been driven primarily by population growth, gross domestic product growth, changes in dietary habits, planted acreage, and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand growth may depend on global economic conditions, farm sector income, weather patterns, the level of global grain stocks relative to consumption, fertilizer application rates, and governmental regulations, including fertilizer subsidies or requirements mandating increased use of bio-fuels or industrial nitrogen products. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key exporting/consuming countries such as China, India, Russia and Brazil, among others, often play a major role in shaping near-term market fundamentals. The economics of nitrogen-based fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs and availability, government policies and global trade. Raw materials are dependent on energy sources such as natural gas or coal; therefore, supply costs are affected by the supply of and demand for these commodities.
Strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity. At times, global nitrogen fertilizer capacity increased faster than global nitrogen fertilizer demand, creating a surplus of global nitrogen capacity in the market, and leading to lower nitrogen fertilizer selling prices.
Global Trade in Fertilizer
In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of credit and governmental trade policies, including the imposition of duties, tariffs or quotas, that affect foreign trade or investment. The development of additional natural gas reserves in North America over the last decade has decreased natural gas costs relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. These lower natural gas costs contributed to announcements of several nitrogen fertilizer capacity expansion projects in North America, including our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa, which

CF INDUSTRIES HOLDINGS, INC.

were completed in December 2016. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.
Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, the Republic of Trinidad and Tobago, Venezuela, North Africa, Russia and China have been major exporters to North America in recent years.
Farmers’ Economics
The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors like their current liquidity, soil conditions, weather patterns, crop prices, fertilizer products used and timing of applications, expected yields and the types of crops planted.
Items Affecting Comparability of Results
Nitrogen Fertilizer Selling Prices
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to the combination of new global nitrogen production capacity that came on line in 2016, continued imports from various exporting regions and decreased North American buyer interest as a result of greater global nitrogen supply availability. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. In 2017, the significant price fluctuations we experienced continued and were symptoms of a market in transition as new capacity came on line and global trade flows began to adjust.
In 2018, higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower nitrogen production in these regions. In addition, outages impacted the nitrogen supply and demand balance. These factors collectively drove global nitrogen prices higher throughout 2018.
The average selling price for our products for 2018, 2017 and 2016 was $229 per ton, $207 per ton and $217 per ton, respectively. The increase in average selling prices of 11% in 2018 from 2017 increased net sales by $520 million. The decline in average selling prices in 2017 from 2016 reduced net sales by $293 million.
Sales Volume
In the first quarter of 2018, drought conditions in the Southern Plains along with wet and cold temperatures throughout much of the Midwestern United States and the United Kingdom delayed the spring application season and impacted sales volume. This delay in the spring application season resulted in high inventory levels both entering and through much of the second quarter as volume typically shipped in the first quarter was instead shipped in the second quarter of 2018. After the delayed spring application season, through the first nine months of 2018, sales volume for our products was essentially unchanged compared to the first nine months of 2017. In the fourth quarter of 2018, our sales volume declined 11% compared to the prior year fourth quarter, due primarily to the impact of unfavorable weather conditions in the Northern Plains and the Midwestern United States, which limited fall fertilizer applications of ammonia and the impact of lower ammonia and AN production due to plant turnaround and maintenance activity.
Sales volume for our products in 2018, 2017 and 2016 is shown in the table below.

	2018		2017		2016
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Ammonia	3,135	$1,028	4,105	$1,209	2,874	$981
Granular urea	4,898	1,322	4,357	971	3,597	831
UAN	7,042	1,234	7,093	1,134	6,681	1,196
AN	2,002	460	2,353	497	2,151	411
Other	2,252	385	2,044	319	1,654	266
Total	19,329	$4,429	19,952	$4,130	16,957	$3,685

CF INDUSTRIES HOLDINGS, INC.

The decrease in sales volume in 2018 from 2017 was due primarily to the impact in the fourth quarter of 2018 of unfavorable weather conditions in the Northern Plains and the Midwestern United States. In addition, the volume decline reflects lower ammonia and AN production, primarily in the fourth quarter of 2018, as a result of plant turnaround and maintenance activity. The decline in sales volume decreased net sales by $221 million in 2018. The increase in total sales volume in 2017 from 2016 was due primarily to higher ammonia and granular urea sales volumes, driven by increased production from the completion of our capacity expansion projects in December 2016. This increase in sales volume increased net sales by $738 million in 2017.
Other Items Affecting Comparability of Results
During the years ended December 31, 2018, 2017 and 2016, certain significant items impacted our financial results. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. Positive amounts in the table below are costs or expenses incurred, while negative amounts are income recognized in the periods presented.

	2018		2017		2016
	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(2)	$(13)	$(10)	$61	$39	$(260)	$(163)
(Gain) loss on foreign currency transactions including intercompany loans(3)	(5)	(4)	2	1	93	93
Insurance proceeds(3)	(10)	(8)	—	—	—	—
Costs related to the acquisition of TNCLP Public Units(4)	2	1	—	—	—	—
Earnings attributable to noncontrolling interests - TNCLP(5)	8	8	19	19	26	26
Equity method investments:
PLNL settlement income(6)	(19)	(19)	—	—	—	—
Equity method investment tax contingency accrual(6)	—	—	7	7	—	—
Gain on sale of equity method investment(6)	—	—	(14)	(9)	—	—
Impairment of equity method investment in PLNL(6)	—	—	—	—	134	134
Loss on embedded derivative liability(3)	—	—	4	3	23	14
Impact of U.S. Tax Cuts and Jobs Act(7)	—	16	—	(491)	—	—
Debt activity:
Loss on debt extinguishment	—	—	53	33	167	105
Debt and revolver amendment fees(8)	—	—	—	—	18	11
Capacity expansion project expenses(3)	—	—	—	—	73	46
Start-up costs - Donaldsonville / Port Neal expansion plants(2)	—	—	—	—	52	32
Transaction costs and termination of agreement with OCI:
Transaction costs	—	—	—	—	179	96
Financing costs related to bridge loan commitment fee(9)	—	—	—	—	28	18
Total Impact of Significant Items	$(37)	$(16)	$132	$(398)	$533	$412
______________________________________________________________________________

(1)	The tax impact is calculated utilizing a marginal effective rate of 22.9% in 2018, 36.8% in 2017 and 37.2% in 2016.

(2)	Included in cost of sales in our consolidated statements of operations.

(3)	Included in other operating—net in our consolidated statements of operations.

(4)	Included in selling, general and administrative expenses in our consolidated statement of operations.

(5)	Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

(6)	Included in equity in earnings (loss) of operating affiliates in our consolidated statements of operations.

(7)	Included in income tax provision (benefit) in our consolidated statements of operations.

(8)	Included primarily in interest expense in our consolidated statements of operations.

(9)	Included in interest expense in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

The following describes the significant items that impacted the comparability of our financial results in 2018, 2017 and 2016. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts, except for the discussion under Tax Cuts and Jobs Act.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In 2018, 2017 and 2016, we recognized unrealized net mark-to-market (gains) losses on natural gas derivatives of $(13) million, $61 million and $(260) million, respectively.
(Gain) loss on foreign currency transactions including intercompany loans
In 2018, 2017 and 2016, we recognized (gains) losses of $(5) million, $2 million and $93 million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Insurance proceeds
In 2018, we recognized income of $10 million related to a property insurance claim at one of our nitrogen complexes. These proceeds are reflected in other operating—net in our consolidated statement of operations.
Acquisition of the TNCLP Public Units
In 2018, we incurred $2 million of costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP. These costs are reflected in selling, general and administrative expenses in our consolidated statement of operations.
Beginning in the second quarter of 2018, as a result of the April 2, 2018 acquisition of the TNCLP Public Units, there are no longer earnings attributable to noncontrolling interests in TNCLP. In 2018, 2017 and 2016, earnings attributable to noncontrolling interests in TNCLP was $8 million, $19 million and $26 million, respectively.
Equity method investments

•
Our joint venture in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statement of operations for 2018 was an increase in our equity in earnings of operating affiliates of approximately $19 million.

•
The Trinidad tax authority (the Board of Inland Revenue) issued a tax assessment against PLNL related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual, which reduced our equity in earnings of PLNL for 2017 by approximately $7 million reflecting our 50% ownership interest. In early 2018, PLNL settled this matter with the Board of Inland Revenue for the amounts accrued.

•	In the fourth quarter of 2017, we recognized a gain of $14 million related to the sale of our interest in a joint venture that owned a carbon dioxide liquefaction and purification facility.

•
In 2016, our equity in earnings (loss) of operating affiliates includes an impairment charge of our equity method investment in PLNL of $134 million. See “Critical Accounting Policies and Estimates” below, for additional information.

See Note 8—Equity Method Investments for additional information regarding our equity method investments.

CF INDUSTRIES HOLDINGS, INC.

Loss on embedded derivative liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016, 2017 and 2018, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. Included in other operating—net in our consolidated statements of operations in 2017 and 2016 is a net loss of $4 million and $23 million, respectively. The impact to our consolidated statement of operations in 2018 is immaterial.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act” or “Tax Reform”) which includes a number of changes to U.S. tax law that affect us. As a result of the Tax Act we recognized a $491 million income tax benefit in 2017, and an income tax charge of $16 million in 2018. These impacts generally resulted from the following items:

•
Impact of Tax Rate Change on Deferred Tax Liabilities - The most significant impact of Tax Reform was the reduction of the U.S. statutory corporate tax rate from 35% to 21%. This change necessitated the revaluation of all of our U.S. deferred tax balances, which resulted in an income tax benefit of $552 million that was recorded in 2017.

•
Transition Tax (Repatriation Tax) on Foreign Earnings and Profits - Tax Reform required us to pay U.S. tax on our previously untaxed foreign earnings. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate, and the remaining earnings are taxed at an 8% rate. We have elected to pay the transition tax in installments over an eight-year period. As a result, we recognized a provisional charge and liability of $57 million in 2017. During 2018, we recorded an additional $16 million to increase the provisional amount recorded in 2017.

Debt activity
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) in accordance with the optional redemption provisions provided in the indenture governing the 2018 Notes. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 7.125% senior notes due 2020 (the 2020 Notes) at a total purchase price of approximately $331 million. As a result of the early redemption of the 2018 Notes and the purchase of the 2020 Notes, we recognized a loss on debt extinguishment of $53 million in 2017, primarily consisting of $48 million of total premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.
On November 21, 2016, we prepaid the $1.0 billion aggregate principal amount of the senior notes due 2022, 2025 and 2027 (the Private Senior Notes), and paid the related make-whole amount of approximately $170 million. We made the prepayment and make-whole payment using the proceeds from an offering of $1.25 billion aggregate principal amount of senior secured notes consisting of $500 million aggregate principal amount of senior secured notes due 2021 and $750 million aggregate principal amount of senior secured notes due 2026 (collectively referred to as the “Senior Secured Notes”). We recognized $167 million of the $170 million cash make-whole payment on the Private Senior Notes as a loss on debt extinguishment in 2016, with the $3 million remainder being a debt modification cost that is being amortized over the term of the Senior Secured Notes.
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
In 2016, in conjunction with our debt restructuring, including amendments to the Revolving Credit Agreement in July and November 2016, we recognized $18 million of debt issuance and amendment fees.
See further discussion below under “Liquidity and Capital Resources” for additional information.
Capacity expansion projects
Our capacity expansion projects were completed in the fourth quarter of 2016. Capacity expansion project expenses of $73 million are included in other operating—net in our consolidated statement of operations for the year ended December 31, 2016, and generally consisted of administrative costs and other project costs that did not qualify for capitalization.

CF INDUSTRIES HOLDINGS, INC.

Start-up costs of $52 million, which primarily related to the cost of commencing production at the ammonia plants, were incurred in 2016 and are included in cost of sales in our consolidated statement of operations for the year ended December 31, 2016.
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
On September 18, 2015, in connection with our proposed combination with OCI, we entered into a senior unsecured 364-day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement on May 22, 2016, the lenders’ commitment under the Bridge Credit Agreement terminated automatically and we recognized $28 million in bridge loan commitment fees.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $290 million in 2018 compared to $358 million in 2017, or a decrease in net earnings between the periods of $68 million, as 2017 included the benefit of Tax Reform. Diluted net earnings per share attributable to common stockholders was $1.24 in 2018 compared to $1.53 in 2017, or a decrease of $0.29 per share.
Our income tax provision for 2018 was $119 million compared to an income tax benefit of $575 million in 2017, a change of $694 million, primarily driven by the impact of Tax Reform, which was recognized in 2017. We recognized a $491 million tax benefit in 2017 related to the enactment of Tax Reform in the United States, which added $2.10 to diluted earnings per share. Further information regarding the impact of Tax Reform can be found above under “Items Affecting Comparability of Results—Tax Cuts and Jobs Act.” The remaining increase in our income tax provision of $203 million was due primarily to pre-tax income in 2018 compared to a pre-tax loss in 2017.
Our total gross margin increased by $483 million, or 111%, in 2018 to $917 million as compared to $434 million in 2017. The increase in gross margin was due primarily to:

•
an 11% increase in average selling prices, which increased gross margin by $520 million, driven by the tightening supply and demand conditions in the global nitrogen market, which are more fully described in the section above titled “Items Affecting Comparability of Results,”

•	the impact of a $13 million unrealized net mark-to-market gain in 2018 compared to a $61 million loss in 2017, which increased gross margin by $74 million,

•	a decrease in physical natural gas costs in 2018, including the impact of natural gas derivatives that settled in the period, which increased gross margin by $57 million,

•
partially offset by the impact of lower sales volume, which decreased gross margin by $26 million, and higher costs of $142 million primarily associated with plant turnaround and maintenance activity, and other plant outages, in 2018.

CF INDUSTRIES HOLDINGS, INC.

Net interest expense declined by $75 million to $228 million in 2018 compared to $303 million in 2017. The decline is due to our redemption in December 2017 of all of the 2018 Notes and our December 2017 purchase of approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 2020 Notes. As a result, we recognized a loss on debt extinguishment of $53 million in 2017, primarily consisting of $48 million of total premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.
In August 2018, our Board of Directors authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020 (the 2018 Share Repurchase Program). In 2018, we completed the 2018 Share Repurchase Program with the repurchase of 10.9 million shares for $500 million, of which $33 million was accrued and unpaid as of December 31, 2018.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Year ended December 31,
	2018	2017	2016	2018 v. 2017		2017 v. 2016
	(in millions, except as noted)
Net sales	$4,429	$4,130	$3,685	$299	7%	$445	12%
Cost of sales (COS)(1)	3,512	3,696	2,842	(184)	(5)%	854	30%
Gross margin	917	434	843	483	111%	(409)	(49)%
Gross margin percentage	20.7%	10.5%	22.9%	10.2%		(12.4)%
Selling, general and administrative expenses(1)	214	191	173	23	12%	18	10%
Transaction costs	—	—	179	—	—%	(179)	(100)%
Other operating—net	(27)	18	208	(45)	N/M	(190)	(91)%
Total other operating costs and expenses	187	209	560	(22)	(11)%	(351)	(63)%
Equity in earnings (loss) of operating affiliates	36	9	(145)	27	N/M	154	N/M
Operating earnings	766	234	138	532	N/M	96	70%
Interest expense—net	228	303	195	(75)	(25)%	108	55%
Loss on debt extinguishment	—	53	167	(53)	(100)%	(114)	(68)%
Other non-operating—net(1)	(9)	3	2	(12)	N/M	1	50%
Earnings (loss) before income taxes	547	(125)	(226)	672	N/M	101	45%
Income tax provision (benefit)	119	(575)	(68)	694	N/M	(507)	N/M
Net earnings (loss)	428	450	(158)	(22)	(5)%	608	N/M
Less: Net earnings attributable to noncontrolling interests	138	92	119	46	50%	(27)	(23)%
Net earnings (loss) attributable to common stockholders	$290	$358	$(277)	$(68)	(19)%	$635	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$1.24	$1.53	$(1.19)	$(0.29)	(19)%	$2.72	N/M
Diluted weighted-average common shares outstanding	233.8	233.9	233.1	(0.1)	—%	0.8	—%
Dividends declared per common share	$1.20	$1.20	$1.20	$—	—%	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in COS(2)	$3.15	$3.33	$2.61	$(0.18)	(5)%	$0.72	28%
Realized derivatives loss in COS(3)	0.01	0.07	0.46	(0.06)	(86)%	(0.39)	(85)%
Cost of natural gas in COS	$3.16	$3.40	$3.07	$(0.24)	(7)%	$0.33	11%
Average daily market price of natural gas Henry Hub (Louisiana)	$3.12	$2.96	$2.48	$0.16	5%	$0.48	19%
Average daily market price of natural gas National Balancing Point (UK)	$8.07	$5.80	$4.66	$2.27	39%	$1.14	25%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(13)	$61	$(260)	$(74)	N/M	$321	N/M
Depreciation and amortization	$888	$883	$678	$5	1%	$205	30%
Capital expenditures	$422	$473	$2,211	$(51)	(11)%	$(1,738)	(79)%
Sales volume by product tons (000s)	19,329	19,952	16,957	(623)	(3)%	2,995	18%
Production volume by product tons (000s):
Ammonia(4)	9,805	10,295	8,307	(490)	(5)%	1,988	24%
Granular urea	4,837	4,451	3,368	386	9%	1,083	32%
UAN (32%)	6,903	6,914	6,698	(11)	—%	216	3%
AN	1,731	2,127	1,845	(396)	(19)%	282	15%
______________________________________________________________________________
N/M—Not Meaningful

(1)
On January 1, 2018, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, we reclassified certain amounts in our consolidated statements of operations in 2017 and 2016. See Note 3—New Accounting Standards for additional information.

(2)	Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
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
Our total net sales increased $299 million, or 7%, to $4.43 billion in 2018 compared to $4.13 billion in 2017 due to an 11% increase in average selling prices, which increased net sales by $520 million, partially offset by a 3% decrease in sales volume, which decreased net sales by $221 million.
Average selling prices were $229 per ton in 2018 compared to $207 per ton in 2017 as selling prices increased across all segments. During 2018, higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower nitrogen production, tightening supply and demand conditions. In addition, outages at several producers also impacted the nitrogen supply and demand balance. These factors collectively drove global nitrogen prices higher in 2018.
The decrease in total sales volume of 3% was due primarily to lower sales volume in our ammonia and AN segments, partially offset by higher sales volumes in our granular urea and Other segments.
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
Our cost of sales decreased $184 million, or 5%, in 2018 from 2017. The decrease in our cost of sales was due primarily to a 3% decrease in sales volume, an unrealized net mark-to-market gain on natural gas derivatives in 2018 compared to a loss in 2017, and the impact of lower realized natural gas costs. These decreases were partially offset by higher costs related to plant turnaround and maintenance activity and other plant outages in 2018. The cost of sales per ton averaged $182 in 2018, a 2% decrease from $185 per ton in 2017. Cost of sales includes a $13 million unrealized net mark-to-market gain in 2018 compared to a $61 million unrealized net mark-to-market loss in 2017. Additionally, realized natural gas costs, including the impact of realized derivatives, decreased 7% to $3.16 per MMBtu in 2018 from $3.40 per MMBtu in 2017.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes and insurance and other professional service fees, including those for corporate initiatives.
Selling, general and administrative expenses increased $23 million to $214 million in 2018 from $191 million in 2017. The increase was due primarily to higher employee costs, including higher incentive compensation as a result of improved operating results, costs associated with certain corporate initiatives, and costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP.
Other Operating—Net
Other operating—net includes administrative costs that do not relate directly to our central operations and, in 2016, costs associated with our capacity expansion projects. Costs included in “other operating costs” can include foreign exchange gains and losses, unrealized gains and losses on foreign currency derivatives, costs associated with our closed facilities, amounts recorded for environmental remediation for other areas of our business, litigation expenses and gains and losses on the disposal of fixed assets.
Other operating—net was $27 million of income in 2018 compared to $18 million of expense in 2017. The income in 2018 was primarily due to the combination of changes in legal reserves, insurance proceeds of $10 million and a gain of $6 million from the recovery of certain precious metals used in the manufacturing process.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates primarily consists of our 50% ownership interest in PLNL. We include our share of the net earnings from our equity method investment in PLNL as an element of earnings from operations because this investment provides additional production and is integrated with our other supply chain and sales activities. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition.
Equity in earnings of operating affiliates was $36 million in 2018 compared to $9 million in 2017. The increase in earnings was due primarily to improved operating results for PLNL primarily driven by higher ammonia selling prices. In addition, earnings in 2018 include approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See above under “Items Affecting Comparability of Results—Equity method investments” for additional information. Earnings in 2017 includes a gain of $14 million related to the sale of our interest in a joint venture that owned a carbon dioxide liquefaction and purification facility.
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
Net interest expense decreased by $75 million to $228 million in 2018 from $303 million in 2017. The $75 million decrease was primarily due to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 2018 Notes and our December 2017 purchase of approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 2020 Notes.
Loss on Debt Extinguishment
Loss on debt extinguishment of $53 million in 2017 primarily consists of premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.
Income Tax Provision (Benefit)
Our income tax provision for 2018 was $119 million on pre-tax income of $547 million, compared to an income tax benefit of $575 million on a pre-tax loss of $125 million in 2017. Our effective tax rate for 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in 2017. Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and, prior to April 2, 2018, TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for 2018 of 21.7%, exclusive of the earnings attributable to the noncontrolling interests of $138 million, would be 29.1%.
Our effective tax rate for 2018 was impacted by a $16 million increase to the provisional amount recorded in 2017 for the transition tax liability as result of the enactment of the Tax Act.
The Tax Act also provided a new tax category, Global Intangible Low-Taxed Income (GILTI), for income from foreign operations that is subject to federal income tax beginning in our 2018 tax year. The tax effect for our GILTI reduced the deferred tax asset for the 2017 net operating loss carryover by $12 million.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in 2018 is impacted by a $16 million reduction to our deferred tax liability due to the change in our effective state income tax rate resulting from the implementation of legal entity structure changes related to the acquisition.
In 2017, due primarily to the $491 million income tax benefit from the Tax Act, we recognized a $575 million income tax benefit on a pre-tax loss of $125 million. Our effective tax rate in 2017, exclusive of the tax benefit from the Tax Act and exclusive of the earnings attributable to the noncontrolling interests of $92 million from our pre-tax loss, results in an effective tax rate of 38.8%. See Note 17—Noncontrolling Interests for additional information.
Both 2018 and 2017 were impacted by additional discrete tax items. See Note 10—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests includes the net earnings attributable to the approximately 11% CHS minority equity interest in CFN, a subsidiary of CF Holdings. Prior to April 2, 2018, net earnings attributable to noncontrolling interests also included the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. Beginning in the second quarter of 2018, as a result of the April 2, 2018 acquisition of the TNCLP Public Units, there are no longer earnings attributable to noncontrolling interests in TNCLP.
Net earnings attributable to noncontrolling interests increased $46 million in 2018 compared to 2017 due primarily to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $0.29 to $1.24 per share in 2018 from $1.53 per share in 2017. This decrease is due primarily to the impact of Tax Reform in 2017, partially offset in 2018 by higher gross margin primarily driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance, the impact of higher unrealized net mark-to-market gains on natural gas derivatives, and lower realized natural gas costs.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales
Our total net sales increased $445 million, or 12%, to $4.13 billion in 2017 compared to $3.69 billion in 2016 due to an 18% increase in sales volume, which increased net sales by $738 million, partially offset by a 5% decrease in average selling prices, which reduced net sales by $293 million.
Average selling prices were $207 per ton in 2017 compared to $217 per ton in 2016 due primarily to lower ammonia, UAN and granular urea average selling prices in 2017. Selling prices were negatively impacted by greater supply availability which continued to pressure selling prices globally. During the fourth quarter of 2017, certain announced nitrogen industry capacity additions that were expected to occur, were delayed, and certain maintenance outages all led to a favorable supply demand balance and contributed to a rise in nitrogen pricing.
The increase in total sales volume of 18% was due primarily to higher ammonia and granular urea sales volumes, driven by increased production from the completion of our capacity expansion projects in December 2016.
Cost of Sales
Our cost of sales increased $854 million, or 30%, from 2016 to 2017. The increase in cost of sales was primarily due to the impact of higher sales volume, higher unrealized net mark-to-market losses on natural gas derivatives and higher realized natural gas costs, including the impact of realized derivatives, in addition to higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service. These increases to cost of sales were partially offset by targeted cost reduction initiatives, production efficiencies due to increased volume in 2017 and the absence of start-up costs of the new ammonia plant at our Donaldsonville facility and the new ammonia and urea plants at our Port Neal facility that occurred in 2016. The cost of sales per ton averaged $185 in 2017, a 10% increase from $168 per ton in 2016. Cost of sales included a $61 million unrealized net mark-to-market loss in 2017 compared to a $260 million unrealized net mark-to-market gain in 2016. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 11% from $3.07 per MMBtu in 2016 to $3.40 per MMBtu in 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $18 million to $191 million in 2017 from $173 million in 2016. The increase was due primarily to the combination of certain corporate office initiatives and higher incentive compensation due to improvements in operating performance.
Transaction Costs
Transaction costs consist of various consulting and legal services associated with the proposed combination with certain businesses of OCI that was terminated on May 22, 2016 and our strategic venture with CHS, which began on February 1, 2016.

CF INDUSTRIES HOLDINGS, INC.

In 2016, we incurred $179 million of transaction costs, including the $150 million termination fee paid to OCI in the second quarter of 2016 as a result of the termination of the Combination Agreement and costs for various consulting and legal services.
Other Operating—Net
Other operating—net was $18 million of expense in 2017 compared to $208 million of expense in 2016. The decreased expense was due primarily to a $93 million loss in 2016 from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in 2017. The decreased expense was also due to expansion project expenses in 2016 of $73 million, generally consisting of administrative and other project costs that did not qualify for capitalization, and a $23 million charge representing the net fair value adjustments to an embedded derivative related to our strategic venture with CHS. See Note 9—Fair Value Measurements for additional information.
Equity in Earnings (Losses) of Operating Affiliates
Equity in earnings (losses) of operating affiliates was $9 million of earnings in 2017 compared to $145 million of losses in 2016. Earnings in 2017 included a gain of $14 million related to the sale of our interest in a joint venture that owned a carbon dioxide liquefaction and purification facility. In the fourth quarter of 2016, we recognized a $134 million impairment of our equity method investment in PLNL. For additional information regarding the impairment of our equity method investment in PLNL, see “Critical Accounting Policies and Estimates,” below, and Note 8—Equity Method Investments.
Interest Expense—Net
Net interest expense increased by $108 million to $303 million in 2017 from $195 million in 2016. The $108 million increase was due primarily to a decrease in the amount of interest capitalized due to the completion of our capacity expansion projects. In 2016, capitalized interest was $166 million compared to $2 million in 2017. Net interest expense in 2016 also included the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain businesses of OCI. Upon the termination of the proposed combination with OCI, the unamortized portion of these fees was expensed.
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
Loss on Debt Extinguishment
Loss on debt extinguishment of $53 million in 2017 primarily consisted of premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes. Loss on debt extinguishment of $167 million in 2016 consisted of the make-whole payment, which resulted from our November 21, 2016 prepayment of the $1.0 billion aggregate principal amount of Private Senior Notes. The loss on debt extinguishment of $167 million excluded $3 million (of the $170 million make-whole payment), which was accounted for as a modification and recognized on our consolidated balance sheet as deferred financing fees, a reduction of long-term debt, and is being amortized using the effective interest rate method over the term of the Senior Secured Notes.
Income Tax (Benefit) Provision
Our income tax benefit for 2017 was $575 million on a pre-tax loss of $125 million, compared to an income tax benefit of $68 million on a pre-tax loss of $226 million in the prior year. The higher income tax benefit in 2017 was due primarily to the impact of the Tax Act, which resulted in an income tax benefit of $491 million recorded in the fourth quarter of 2017, reflecting our best estimate of the impact of the Tax Act.
The primary impact of the Tax Act is the revaluation of all of our U.S. deferred tax balances, as result of the reduction of the U.S. statutory corporate tax rate from 35% to 21%, which resulted in an income tax benefit of $552 million that was recorded in 2017. This income tax benefit was partially offset by a tax charge and liability of $57 million, which represented our best estimate of the transition tax, or repatriation tax, on foreign earnings and profits, as described above under “Items Affecting Comparability—Tax Cuts and Jobs Act.”

CF INDUSTRIES HOLDINGS, INC.

In addition, in both years, our effective tax rate was impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $92 million and $119 million in 2017 and 2016, respectively, which are included in our pre-tax loss, impact the effective tax rate in both years. See Note 17—Noncontrolling Interests for additional information.
Due primarily to the $491 million income tax benefit from the Tax Act, we recognized a $575 million income tax benefit in 2017 on a pre-tax loss of $125 million. Our effective tax rate in 2017, exclusive of the tax benefit from the Tax Act and exclusive of the earnings attributable to the noncontrolling interests of $92 million from our pre-tax loss, resulted in an effective tax rate of 38.8%. Our effective tax rate in 2016, exclusive of the earnings attributable to the noncontrolling interests of $119 million from our pre-tax income, resulted in an effective tax rate of 19.6%.
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
Both 2017 and 2016 were impacted by additional discrete tax items. See Note 10—Income Taxes for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests includes the net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP. Prior to our acquisition of the TNCLP Public Units on April 2, 2018, we owned approximately 75.3% of TNCLP and outside investors owned the remaining 24.7%. Net earnings attributable to noncontrolling interests also includes the net earnings attributable to the approximately 11% CHS minority equity interest in CFN, a subsidiary of CF Holdings.
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
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders, including the impact of Tax Reform, increased $2.72 to earnings of $1.53 per share in 2017 from a loss of $1.19 per share in 2016. This increase was due primarily to the impact of Tax Reform partially offset by lower gross margin primarily driven by an increase in unrealized net mark-to-market losses on natural gas derivatives, the impact of lower selling prices due to greater global nitrogen supply availability, higher realized natural gas costs, including the impact of realized derivatives, and higher depreciation expense.

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
The following table presents summary operating results by business segment:

	Ammonia(1)	Granular Urea(1)(2)	UAN(1)(2)	AN(2)	Other(2)	Consolidated
	(in millions, except percentages)
Year ended December 31, 2018
Net sales	$1,028	$1,322	$1,234	$460	$385	$4,429
Cost of sales	867	889	1,007	414	335	3,512
Gross margin	$161	$433	$227	$46	$50	$917
Gross margin percentage	15.7%	32.8%	18.4%	10.0%	13.0%	20.7%
Year ended December 31, 2017
Net sales	$1,209	$971	$1,134	$497	$319	$4,130
Cost of sales	1,070	855	1,053	446	272	3,696
Gross margin	$139	$116	$81	$51	$47	$434
Gross margin percentage	11.5%	11.9%	7.1%	10.3%	14.7%	10.5%
Year ended December 31, 2016
Net sales	$981	$831	$1,196	$411	$266	$3,685
Cost of sales	714	583	919	409	217	2,842
Gross margin	$267	$248	$277	$2	$49	$843
Gross margin percentage	27.2%	29.8%	23.2%	0.5%	18.4%	22.9%
_______________________________________________________________________________

(1)
Cost of sales and gross margin for the ammonia, granular urea and UAN segments for the years ended December 31, 2017 and December 31, 2016 were adjusted to reflect the reclassification of $4 million and $3 million, respectively, of defined benefit plan costs to other operating—net. These adjustments were a result of our adoption of ASU No. 2017-07 on January 1, 2018. See Note 3—New Accounting Standards for additional information.

(2)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Year ended December 31,
	2018	2017	2016	2018 v. 2017		2017 v. 2016
	(in millions, except as noted)
Net sales	$1,028	$1,209	$981	$(181)	(15)%	$228	23%
Cost of sales	867	1,070	714	(203)	(19)%	356	50%
Gross margin	$161	$139	$267	$22	16%	$(128)	(48)%
Gross margin percentage	15.7%	11.5%	27.2%	4.2%		(15.7)%
Sales volume by product tons (000s)	3,135	4,105	2,874	(970)	(24)%	1,231	43%
Sales volume by nutrient tons (000s)(1)	2,571	3,367	2,358	(796)	(24)%	1,009	43%
Average selling price per product ton	$328	$295	$341	$33	11%	$(46)	(13)%
Average selling price per nutrient ton(1)	$400	$359	$416	$41	11%	$(57)	(14)%
Gross margin per product ton	$51	$34	$93	$17	50%	$(59)	(63)%
Gross margin per nutrient ton(1)	$63	$41	$113	$22	54%	$(72)	(64)%
Depreciation and amortization	$155	$183	$96	$(28)	(15)%	$87	91%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(4)	$20	$(85)	$(24)	N/M	$105	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales. Net sales in the ammonia segment decreased by $181 million, or 15%, to $1,028 million in 2018 from $1,209 million in 2017 due primarily to a 24% decrease in sales volume partially offset by an 11% increase in average selling prices. Sales volume was lower in 2018 due to unfavorable weather conditions in the fourth quarter and lower production volume in 2018 as a result of plant turnaround and maintenance activity, and other plant outages. Selling prices in 2018 increased as higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower production in these regions, tightening the global nitrogen supply and demand balance.
Cost of Sales. Cost of sales per ton in our ammonia segment averaged $277 per ton in 2018, a 6% increase from $261 per ton in 2017. The increase was due primarily to higher costs associated with plant turnaround and maintenance activity, and other plant outages, offset by lower natural gas costs and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in 2018 compared to a $20 million loss in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Net sales in the ammonia segment increased by $228 million, or 23%, to $1,209 million in 2017 from $981 million in 2016 due primarily to a 43% increase in sales volume partially offset by a 13% decrease in average selling prices. The increase in sales volume was due to higher production from the completion of our capacity expansion projects in December 2016. Average selling prices declined due to greater global nitrogen supply availability due to global capacity additions. Selling prices strengthened in the fourth quarter of 2017 rising approximately 3% compared to the prior year period.
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
The following table presents summary operating data for our granular urea segment:

	Year ended December 31,
	2018	2017	2016	2018 v. 2017		2017 v. 2016
	(in millions, except as noted)
Net sales	$1,322	$971	$831	$351	36%	$140	17%
Cost of sales	889	855	583	34	4%	272	47%
Gross margin	$433	$116	$248	$317	N/M	$(132)	(53)%
Gross margin percentage	32.8%	11.9%	29.8%	20.9%		(17.9)%
Sales volume by product tons (000s)	4,898	4,357	3,597	541	12%	760	21%
Sales volume by nutrient tons (000s)(1)	2,253	2,004	1,654	249	12%	350	21%
Average selling price per product ton	$270	$223	$231	$47	21%	$(8)	(3)%
Average selling price per nutrient ton(1)	$587	$485	$502	$102	21%	$(17)	(3)%
Gross margin per product ton	$88	$27	$69	$61	N/M	$(42)	(61)%
Gross margin per nutrient ton(1)	$192	$58	$150	$134	N/M	$(92)	(61)%
Depreciation and amortization	$276	$246	$112	$30	12%	$134	120%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(4)	$16	$(67)	$(20)	N/M	$83	N/M
______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales. Net sales in the granular urea segment increased $351 million, or 36%, to $1,322 million in 2018 compared to $971 million in 2017 due primarily to a 21% increase in average selling prices and a 12% increase in sales volume. Average selling prices increased to $270 per ton in 2018 compared to $223 per ton in 2017 as higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower production in these regions, tightening the global nitrogen supply and demand balance. Sales volume was higher due primarily to higher supply availability from increased production at our Port Neal facility as a result of higher demand, and higher inventories entering the year.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $182 in 2018, a 7% decrease from the $196 per ton in 2017. The decrease was due primarily to lower realized natural gas costs and an unrealized net mark-to-market gain on natural gas derivatives in 2018 compared to a loss in 2017 and the impact of a 9% increase in production.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Net sales in the granular urea segment increased by $140 million, or 17%, to $971 million in 2017 compared to $831 million in 2016 due primarily to a 21% increase in sales volume partially offset by a 3% decrease in average selling prices. Sales volume was higher due to increased production at our new Port Neal facility, which came on line in the fourth quarter of 2016. Average selling prices decreased to $223 per ton in 2017 compared to $231 per ton in 2016 due primarily to greater global nitrogen supply availability due to global capacity additions. Selling prices strengthened in the fourth quarter of 2017 rising approximately 14% compared to the prior year period.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $196 in 2017, a 21% increase from the $162 per ton in 2016. The increase was due primarily to higher depreciation as a result of the new granular urea plant at our Port Neal facility, an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a gain in the comparable period of 2016 and higher realized natural gas costs, including the impact of realized derivatives. These increases in cost of sales were partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our granular urea segment in 2017 was $56 per ton compared to $31 per ton in 2016.

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
The following table presents summary operating data for our UAN segment:

	Year ended December 31,
	2018	2017	2016	2018 v. 2017		2017 v. 2016
	(in millions, except as noted)
Net sales	$1,234	$1,134	$1,196	$100	9%	$(62)	(5)%
Cost of sales	1,007	1,053	919	(46)	(4)%	134	15%
Gross margin	$227	$81	$277	$146	180%	$(196)	(71)%
Gross margin percentage	18.4%	7.1%	23.2%	11.3%		(16.1)%
Sales volume by product tons (000s)	7,042	7,093	6,681	(51)	(1)%	412	6%
Sales volume by nutrient tons (000s)(1)	2,225	2,242	2,109	(17)	(1)%	133	6%
Average selling price per product ton	$175	$160	$179	$15	9%	$(19)	(11)%
Average selling price per nutrient ton(1)	$555	$506	$567	$49	10%	$(61)	(11)%
Gross margin per product ton	$32	$11	$41	$21	191%	$(30)	(73)%
Gross margin per nutrient ton(1)	$102	$36	$131	$66	183%	$(95)	(73)%
Depreciation and amortization	$270	$265	$247	$5	2%	$18	7%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(4)	$19	$(81)	$(23)	N/M	$100	N/M
______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales. Net sales in the UAN segment increased $100 million, or 9%, to $1,234 million in 2018 due primarily to a 9% increase in average selling prices partially offset by a 1% decrease in sales volume. Average selling prices increased to $175 per ton in 2018 compared to $160 per ton in 2017, due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $143 in 2018, a 4% decrease from $149 per ton in 2017. The decrease was due primarily to lower realized natural gas costs and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in 2018 compared to a $19 million loss in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Net sales in the UAN segment decreased $62 million, or 5%, to $1,134 million in 2017 due primarily to an 11% decrease in average selling prices partially offset by a 6% increase in sales volume. Average selling prices decreased to $160 per ton in 2017 compared to $179 per ton in 2016. UAN average selling prices were lower due primarily to greater global nitrogen supply availability due to global capacity additions. Selling prices strengthened in the fourth quarter of 2017 rising approximately 1% compared to the prior year period. Our sales volume was higher due primarily to growth in our North American customer base and higher export sales.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $149 in 2017, an 8% increase from the average of $138 per ton in 2016. The increase was due primarily to the impact of an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a gain in 2016 and the impact of higher realized natural gas costs in 2017, including the impact of realized derivatives, partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume. Depreciation and amortization in our UAN segment in both 2017 and 2016 was $37 per ton.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Year ended December 31,
	2018	2017	2016	2018 v. 2017		2017 v. 2016
	(in millions, except as noted)
Net sales	$460	$497	$411	$(37)	(7)%	$86	21%
Cost of sales	414	446	409	(32)	(7)%	37	9%
Gross margin	$46	$51	$2	$(5)	(10)%	$49	N/M
Gross margin percentage	10.0%	10.3%	0.5%	(0.3)%		9.8%
Sales volume by product tons (000s)	2,002	2,353	2,151	(351)	(15)%	202	9%
Sales volume by nutrient tons (000s)(1)	676	793	726	(117)	(15)%	67	9%
Average selling price per product ton	$230	$211	$191	$19	9%	$20	10%
Average selling price per nutrient ton(1)	$680	$627	$566	$53	8%	$61	11%
Gross margin per product ton	$23	$22	$1	$1	5%	$21	N/M
Gross margin per nutrient ton(1)	$68	$64	$3	$4	6%	$61	N/M
Depreciation and amortization	$85	$85	$93	$—	—%	$(8)	(9)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$2	$(10)	$(2)	(100)%	$12	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales. Net sales in our AN segment decreased $37 million, or 7%, to $460 million in 2018 from $497 million in 2017 due primarily to a 15% decrease in sales volume, as a result of lower supply availability due to plant turnaround and maintenance activity. This decrease was partially offset by an increase in average selling prices of 9% as higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower production in these regions, tightening the global nitrogen supply and demand balance.
Cost of Sales. Cost of sales in our AN segment averaged $207 per ton in 2018, a 10% increase from $189 per ton in 2017. The increase was due primarily to higher realized natural gas costs in the United Kingdom and costs associated with plant turnaround and maintenance activity.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Total net sales in our AN segment increased $86 million, or 21%, to $497 million in 2017 from $411 million in 2016 due to a 10% increase in average realized selling prices and a 9% increase in sales volume, due to the commencement of a new long-term supply arrangement and a strong summer sales campaign in the United Kingdom. The increase in average realized selling prices was net of the unfavorable impact of foreign exchange rate changes between the U.S. dollar and the British pound, which reduced net sales by $14 million.
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

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Year ended December 31,
	2018	2017	2016	2018 v. 2017		2017 v. 2016
	(in millions, except as noted)
Net sales	$385	$319	$266	$66	21%	$53	20%
Cost of sales	335	272	217	63	23%	55	25%
Gross margin	$50	$47	$49	$3	6%	$(2)	(4)%
Gross margin percentage	13.0%	14.7%	18.4%	(1.7)%		(3.7)%
Sales volume by product tons (000s)	2,252	2,044	1,654	208	10%	390	24%
Sales volume by nutrient tons (000s)(1)	439	397	317	42	11%	80	25%
Average selling price per product ton	$171	$156	$161	$15	10%	$(5)	(3)%
Average selling price per nutrient ton(1)	$877	$804	$839	$73	9%	$(35)	(4)%
Gross margin per product ton	$22	$23	$30	$(1)	(4)%	$(7)	(23)%
Gross margin per nutrient ton(1)	$114	$118	$155	$(4)	(3)%	$(37)	(24)%
Depreciation and amortization	$67	$57	$46	$10	18%	$11	24%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$4	$(17)	$(5)	N/M	$21	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales. Net sales in our Other segment increased $66 million, or 21%, to $385 million in 2018 from $319 million in 2017 due to a 10% increase in sales volume and a 10% increase in average selling prices. The increase in sales volume was due primarily to an increase in DEF and nitric acid sales volume due to higher demand. The increase in average selling prices was due to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales. Cost of sales in our Other segment averaged $149 per ton in 2018, a 12% increase from $133 per ton in 2017, due primarily to higher natural gas costs in the United Kingdom and plant turnaround and maintenance activity, and other plant outages, partially offset by the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in 2018 compared to a $4 million loss in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Total net sales in our Other segment increased $53 million, or 20%, to $319 million in 2017 from $266 million in 2016 due to a 24% increase in sales volume partially offset by a 3% decrease in average selling prices. The increase in our Other segment sales volume was due to an increase in DEF sales volume as demand in North America continued to grow. The decline in average selling prices was due to greater global nitrogen supply availability weighing on global nitrogen selling prices and the impact of foreign exchange rate changes between the U.S. dollar and the British pound, which reduced net sales by $6 million.
Cost of Sales. Cost of sales per ton in our Other segment averaged $133 in 2017, a 2% increase from $131 per ton in 2016, due primarily to the impact of an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a

CF INDUSTRIES HOLDINGS, INC.

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
On April 2, 2018, we purchased all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units) for $388 million. See discussion under “Acquisition of the TNCLP Public Units,” below, for further information.
During the third and fourth quarters of 2018, we repurchased 10.9 million shares of our common stock for a total purchase price of $500 million. See discussion under “Share Repurchase Programs,” below, for further information.
At December 31, 2018, we were in compliance with all applicable covenant requirements under the Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2018 or December 31, 2017, or during 2018 or 2017. See discussion under “Debt,” below, for further information.
Our cash and cash equivalents balance was $682 million at December 31, 2018, a decrease of $153 million from $835 million at December 31, 2017.
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
Share Repurchase Programs
On August 1, 2018, our board of directors authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020 (the 2018 Share Repurchase Program). In 2018, we completed the 2018 Share Repurchase Program with the repurchase of 10.9 million shares for $500 million, of which $33 million was accrued and unpaid as of December 31, 2018. At December 31, 2018, we held 10,982,408 shares of treasury stock. The following table summarizes the share repurchases under the 2018 Share Repurchase Program:

	Shares	Amounts
	(in millions)
Third quarter	1.8	$91
Fourth quarter	9.1	409
Total shares repurchased in 2018	10.9	$500
Subsequent to December 31, 2018, on February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $422 million in 2018 compared to $473 million in 2017.

CF INDUSTRIES HOLDINGS, INC.

Capital expenditures in 2019 are estimated to be in the range of $400 to $450 million. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Acquisition of the TNCLP Public Units
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated
Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited
Partnership), TNGP elected to exercise its right to purchase the TNCLP Public Units. TNGP completed its purchase of the TNCLP Public Units on April 2, 2018 (the Purchase), for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
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
Ethanol Industry and the Renewable Fuel Standard
Corn used to produce ethanol accounts for approximately 37% of total U.S. corn demand. U.S. government policy, as expressed in the Renewable Fuel Standard (RFS), is a major determinant for the ethanol market. The RFS establishes minimum volumes of various types of renewable fuels, including ethanol, that must be included in the United States’ supply of fuel for transportation. In addition, the U.S. Congress, at various times, has proposed legislation to either modify or eliminate the RFS. While past legislation proposing changes to the RFS has not been enacted into law, there can be no assurance that future legislation will not be enacted into law. Other factors that drive the ethanol market include the prices of ethanol, gasoline and corn. Lower gasoline prices may put pressure on ethanol prices that could result in reduced profitability and lower production for the ethanol industry, which could impact the demand for corn and nitrogen fertilizer and therefore could impact our liquidity.
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
As of December 31, 2018, approximately $33 million of our consolidated cash and cash equivalents balance of $682 million was held primarily by our Canadian and United Kingdom subsidiaries. Historically, the cash balance held by the Canadian subsidiaries represented accumulated earnings of our foreign operations that were not considered to be permanently reinvested. As of December 31, 2018, as a result of the amounts accrued in the transition tax liability recorded in 2017 and 2018 as a result of the Tax Act, we would not expect any additional cash tax cost to repatriate the Canadian and United Kingdom

CF INDUSTRIES HOLDINGS, INC.

cash balances if we were to repatriate this cash in the future.
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
The borrowers and guarantors under the Revolving Credit Agreement, which are currently comprised of CF Holdings, CF Industries and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, Inc. (CFE), CF Industries Sales, LLC (CFS), and CF USA Holdings, LLC (CF USA), are referred to together herein as the Loan Parties. Subject to specified exceptions, the Revolving Credit Agreement requires that each direct or indirect domestic subsidiary of CF Holdings that guarantees debt for borrowed money of any Loan Party in excess of $150 million become a guarantor under the Revolving Credit Agreement. Subject to specified exceptions, the Revolving Credit Agreement requires a grant of a first priority security interest in substantially all of the assets of the Loan Parties, including a pledge by CF USA of its equity interests in CF Industries Nitrogen, LLC (CFN) and mortgages over certain material fee-owned domestic real properties, to secure the obligations of the Loan Parties thereunder.
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
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants customary for a financing of this type. Prior to the effectiveness of an amendment entered into on October 31, 2016 and effective November 21, 2016 (the November 2016 Credit Agreement Amendment), the Revolving Credit Agreement limited the ability of non-guarantor subsidiaries of CF Holdings to incur indebtedness and limited the ability of CF Holdings and its subsidiaries to grant liens, merge or consolidate with other entities and sell, lease or transfer all or substantially all of the assets of CF Holdings and its subsidiaries to another entity, in each case, subject to specified exceptions. The November 2016 Credit Agreement Amendment modified the negative covenants in the Revolving Credit Agreement to limit further the ability of CF Holdings and its subsidiaries to grant liens and add limitations on the ability of CF Holdings and its subsidiaries to incur debt, pay dividends, voluntarily prepay certain debt, make investments and dispose of assets, in each case, subject to specified exceptions (such further and additional limitations, the Additional Negative Covenants).
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

CF INDUSTRIES HOLDINGS, INC.

(iii)	require the ratio of total debt to total capitalization as of the last day of any fiscal quarter to be less than or equal to 0.60:1.00.
Under the Revolving Credit Agreement, if on any date certain conditions were met, including (i) an absence of an event of default under the Revolving Credit Agreement, (ii) the receipt of an investment grade corporate rating for CF Holdings from two of three selected ratings agencies and (iii) the ratio of CF Holdings’ total net debt to EBITDA for the period of four consecutive fiscal quarters most recently ended being less than 3.75:1.00, CF Industries would be able to, at its option, choose to (w) suspend the Additional Negative Covenants, (x) replace the New Financial Covenants with covenants requiring the ratio of total net debt to EBITDA for the period of four fiscal consecutive quarters most recently ended to be less than or equal to 3.75:1.00 and the ratio of EBITDA for the period of four consecutive fiscal quarters most recently ended to consolidated interest expense for the period of four consecutive fiscal quarters most recently ended to be not less than 2.75:1.00, (y) release the collateral securing the obligations under the Revolving Credit Agreement and (z) release the guarantees supporting, and the collateral securing, the Secured Bilateral LC Facilities and the Secured Swap Agreements. Such a choice by CF Industries would commence a “Covenant Suspension Period” that would expire upon the Company’s no longer having an investment grade corporate rating from two of three selected rating agencies. Upon the expiration of a Covenant Suspension Period, the Additional Negative Covenants and the New Financial Covenants would be reinstated, and the Loan Parties party to the Revolving Credit Agreement would be required to guarantee the Additional Guaranteed Obligations and grant a first priority security interest in substantially all of each Loan Party’s assets, including a pledge by CF USA of its equity interests in CFN and mortgages over certain material fee-owned domestic real properties, subject to certain exceptions, to secure the obligations under the Revolving Credit Agreement, the Secured Bilateral LC Facilities and the Secured Swap Agreements.
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
As of December 31, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $746 million (net of outstanding letters of credit of $4 million). There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2018 or December 31, 2017, or during 2018 or 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the year ended December 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of December 31, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of December 31, 2018, approximately $114 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2018 and 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	December 31, 2018		December 31, 2017
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	500	497	500	496
3.450% due June 2023	3.562%	750	747	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	495	500	493
4.500% due December 2026	4.759%	750	737	750	736
Total long-term debt		$4,750	$4,698	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million and $12 million as of December 31, 2018 and 2017, respectively, and total deferred debt issuance costs were $41 million and $46 million as of December 31, 2018 and 2017, respectively.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2020, 2023, 2034, 2043 and 2044 (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings, and CF Holdings’ wholly owned subsidiaries CFE, CFS and CF USA. CFE, CFS and CF USA became subsidiary guarantors of the Public Senior Notes as a result of their becoming guarantors under the Revolving Credit Agreement. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default (including cross-default triggered by acceleration of, or a principal payment default that is not cured within an applicable grace period under, other debt having a principal amount of $150 million or more) and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of CF Holdings, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due 2020.
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) in accordance with the optional redemption provisions provided in the indenture governing the 2018 Notes. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of 7.125% senior notes due 2020 (the 2020 Notes). The aggregate purchase price was approximately $331 million. As a result, we recognized a loss on debt extinguishment of $53 million, primarily consisting of $48 million of premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). The net proceeds, after deducting discounts and offering

CF INDUSTRIES HOLDINGS, INC.

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
Under the terms of the applicable indenture, the Senior Secured Notes of each series are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The requirement for any subsidiary of CF Holdings to guarantee the Senior Secured Notes of a series will apply only until, and the subsidiary guarantees of the Senior Secured Notes of a series will be automatically released upon, the latest to occur of (a) CF Holdings having an investment grade corporate rating, with a stable or better outlook, from two of three selected ratings agencies and there being no default or event of default under the applicable Indenture and (b) the retirement, discharge or legal or covenant defeasance of, or satisfaction and discharge of the supplemental indenture governing, the Public Senior Notes due 2020 or the subsidiaries of CF Holdings (other than CF Industries) otherwise becoming no longer subject to the requirement, described in the second paragraph under “—Public Senior Notes,” above, to guarantee the Public Senior Notes due 2020. In accordance with the applicable indenture, CFE and CFS, in addition to CF Holdings, guaranteed the Senior Secured Notes of each series upon the initial issuance of the Senior Secured Notes, and CF USA guaranteed the Senior Secured Notes of each series upon its becoming a guarantor under the Revolving Credit Agreement.
Subject to certain exceptions, the obligations under each series of Senior Secured Notes and each guarantor’s related guarantee are secured by a first priority security interest in substantially all of the assets of CF Industries, CF Holdings and the subsidiary guarantors, including a pledge by CF USA of its equity interests in CFN and mortgages over certain material fee-owned domestic real properties (the Collateral). The obligations under the Revolving Credit Agreement, together with certain letter of credit, hedging and similar obligations and future pari passu secured indebtedness, will be secured by the Collateral on a pari passu basis with the Senior Secured Notes. The liens on the Collateral securing the obligations under the Senior Secured Notes of a series and the related guarantees will be automatically released and the covenant under the applicable indenture limiting dispositions of Collateral will no longer apply if, on any date after the initial issuance of the Senior Secured Notes, CF Holdings has an investment grade corporate rating, with a stable or better outlook, from two of three selected ratings agencies and there is no default or event of default under the applicable indenture.
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
The indentures governing the Senior Secured Notes contain covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain assets to secure debt, to engage in sale and leaseback transactions, to sell or transfer Collateral, to merge or consolidate with other entities and to sell, lease or transfer all or substantially all of the assets of CF Holdings and its subsidiaries to another entity. Each of the indentures governing the Senior Secured Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest on the applicable Senior Secured Notes; failure to comply with other covenants or agreements under the indenture; certain defaults on other indebtedness; the failure of CF Holdings’ or certain subsidiaries’ guarantees of the applicable Senior Secured Notes to be enforceable; lack of validity or perfection of any lien securing the obligations under the Senior Secured Notes and the guarantees with respect to Collateral having an aggregate fair market value equal to or greater than a specified amount; and specified events of bankruptcy or insolvency. Under each indenture governing the Senior Secured Notes, in the case of an event of default arising from one of the specified events of bankruptcy or insolvency, the applicable Senior Secured Notes would become due and payable immediately, and, in the case of any other event of default (other than an event of default related to CF Industries’ and CF Holdings’ reporting obligations), the trustee or the holders of at least 25% in aggregate principal amount of the applicable Senior Secured Notes then outstanding may declare all of such Senior Secured Notes to be due and payable immediately.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of December 31, 2018 and 2017, we had $149 million and $89 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers’ outlook of future market fundamentals. During periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other nitrogen products. Expenditures on natural gas represent a significant portion of our production costs. For example, natural gas costs, including realized gains and losses, comprised approximately 40% of our total production costs in 2018. As a result, natural gas prices have a significant impact on our operating expenses and can thus affect our liquidity.
Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined since 2008, but are subject to volatility. During 2018, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $2.48 per MMBtu on four consecutive days in February 2018 and a high of $6.88 per MMBtu on January 4, 2018. During the three-year period ended December 31, 2018, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $6.88 per MMBtu on January 4, 2018.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2018, the daily closing price at NBP reached a low of $6.60 per MMBtu on two consecutive days in January 2018 and a high of $31.74 per MMBtu on March 2, 2018. During the three-year period ended December 31,

CF INDUSTRIES HOLDINGS, INC.

2018, the daily closing price at NBP reached a low of $2.80 per MMBtu on September 1, September 12 and September 14, 2016, and a high of $31.74 per MMBtu on March 2, 2018.
Natural gas costs in our cost of sales, including the impact of realized natural gas derivatives, decreased 7% per MMBtu in 2018 from 2017.
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In 2018, 2017 and 2016, we recognized unrealized net mark-to-market (gains) losses on natural gas derivatives of $(13) million, $61 million and $(260) million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
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
As of December 31, 2018 and 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2018, we had open natural gas derivative contracts for 6.6 million MMBtus of natural gas basis swaps. As of December 31, 2017, we had open natural gas derivative contracts for 35.9 million MMBtus that included natural gas fixed price swaps and basis swaps. At both December 31, 2018 and 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016, 2017 and 2018, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026.
This obligation is recognized on our consolidated balance sheet as an embedded derivative and its value is included in other liabilities. See Note 9—Fair Value Measurements for additional information.
Defined Benefit Pension Plans
We contributed $39 million to our pension plans in 2018. We expect to contribute approximately $62 million to our pension plans in 2019.

CF INDUSTRIES HOLDINGS, INC.

Distributions on Noncontrolling Interest in CFN
The CFN Board of Managers approved semi-annual distribution payments during the years ended December 31, 2018, 2017 and 2016, in accordance with CFN’s limited liability company agreement, as follows:

Approved and paid	Distribution Period	Distribution Amount (in millions)
First quarter of 2019	Six months ended December 31, 2018	$86
Third quarter of 2018	Six months ended June 30, 2018	79
First quarter of 2018	Six months ended December 31, 2017	49
Third quarter of 2017	Six months ended June 30, 2017	59
First quarter of 2017	Six months ended December 31, 2016	48
Third quarter of 2016	February 1, 2016 to June 30, 2016	79
Cash Flows
Operating Activities
Net cash provided by operating activities in 2018 was $1,497 million as compared to $1,631 million in 2017, a decline of $134 million. The decline was primarily due to our receipt in 2017 of an $815 million income tax refund as a result of the claim to carry back the 2016 federal tax loss to prior income tax years. The remaining change in net cash from operating activities is an increase in cash from operations in 2018 of $681 million as compared to 2017.  This increase was due primarily to an increase in operating earnings of the business, lower usage of working capital in 2018 in the areas of accounts receivable and accounts payable and accruals, and lower pension contributions in 2018. In 2018, we contributed $39 million to our pension plans compared to $82 million in 2017.
Net cash provided by operating activities in 2017 was $1,631 million as compared to $617 million in 2016, an increase of $1,014 million. The increase was primarily due to working capital changes including the receipt of our $815 million income tax refund related to the claim to carry back the 2016 federal tax loss to prior income tax years. The increase in net cash provided by operating activities was also a result of entering 2017 with a lower level of customer advances than 2016 due to customer reluctance to enter into prepaid contracts in a declining fertilizer price environment. These increases were partially offset by higher contributions to our pension plans. In 2017, we contributed $82 million to our pension plans compared to $23 million in 2016.
Investing Activities
Net cash used in investing activities was $375 million in 2018 compared to $413 million in 2017. During 2018, capital expenditures totaled $422 million compared to $473 million in 2017. Net cash used in investing activities in 2018 included $10 million related to property insurance proceeds received. Net cash used in investing activities of $2.20 billion in 2016 included $2.21 billion in capital expenditures, primarily related to our capacity expansion projects that were completed as of December 31, 2016.
Financing Activities
Net cash used in financing activities was $1.27 billion in 2018 compared to $1.56 billion in 2017 and compared to net cash provided by financing activities of $2.44 billion in 2016.
Net cash used in financing activities in 2018 included $388 million related to our acquisition of all of the outstanding publicly traded common units of TNCLP. In addition, we repurchased 10.9 million of our common shares for $500 million, of which $33 million was accrued and unpaid as of December 31, 2018. In 2018, 2017 and 2016, we distributed $139 million, $131 million and $119 million, respectively, to the noncontrolling interests in CFN and TNCLP.
In 2017, we paid $1.15 billion in connection with the redemption of $800 million in aggregate principal amount of our 2018 Notes, the purchase of approximately $300 million aggregate principal amount of our 2020 Notes pursuant to a tender offer and premiums paid for the early retirement of long-term debt. In 2016, CHS made a capital contribution of $2.8 billion to CFN, a subsidiary of CF Holdings, in exchange for membership interests in CFN. We also received proceeds of approximately $1.24 billion, net of discounts, from the issuance of the Senior Secured Notes which were used to fund the prepayment of the $1.0 billion of Private Senior Notes and the related make-whole payment of $170 million.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	After 2023	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$500	$500	$—	$750	$3,000	$4,750
Interest payments on long-term debt(1)	230	211	191	176	163	2,054	3,025
Other Obligations
Operating leases	93	80	59	41	28	62	363
Equipment purchases and plant improvements	114	11	1	—	—	—	126
Transportation(2)	12	6	3	—	—	—	21
Purchase obligations(3)(4)	789	64	48	36	34	62	1,033
Contributions to pension plans(5)	62	—	—	—	—	—	62
Total(6)(7)(8)	$1,300	$872	$802	$253	$975	$5,178	$9,380
_______________________________________________________________________________

(1)	Based on debt balances before discounts, offering expenses and interest rates as of December 31, 2018.

(2)
Includes anticipated expenditures under certain contracts to transport finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth in this table are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2018 and actual operating rates and prices may differ.

(3)
Includes minimum commitments to purchase and transport natural gas based on prevailing market-based forward prices as of December 31, 2018 excluding reductions for plant maintenance and turnaround activities. Purchase obligations do not include any amounts related to our natural gas derivatives. See Note 15—Derivative Financial Instruments for additional information.

(4)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in September 2019. The purchase commitment is $58 million based on market prices as of December 31, 2018. This agreement includes automatic consecutive one-year renewals, unless otherwise terminated by either party in advance. Assuming the agreement is not terminated by either party and based on market prices as of December 31, 2018, the annual commitment would be $77 million.

(5)
Represents the contributions we expect to make to our pension plans during 2019. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(6)
Excludes $155 million of unrecognized tax benefits, due to the uncertainty in the timing of potential tax payments, and the transition tax liability of $72 million resulting from the enactment of the Tax Act. See Note 10—Income Taxes for additional information.

(7)	Excludes $9 million of environmental remediation liabilities due to the uncertainty in the timing of payments.

(8)
Excludes $5 million annual payments to CHS related to our embedded derivative due to uncertainty of future credit ratings, as this is only applicable until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. See Note 9—Fair Value Measurements or Note 17—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments range from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain provisions for automatic annual renewal thereafter unless canceled by either party. See Note 24—Leases for additional information.
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
Historically, a deferred income tax liability was recorded for income taxes that would result from the repatriation of the portion of the investment in our non-U.S. subsidiaries and joint venture that were considered to not be permanently reinvested. No deferred income tax liability was recorded for the remainder of our investment in non-U.S. subsidiaries and joint venture, which we believed to be permanently reinvested. In light of changes made by the Tax Act, the Company continues to evaluate whether it will continue to treat foreign subsidiary earnings as being permanently reinvested.
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
We operate in a number of countries and as a result have a significant amount of cross border transactions. The taxability of cross border transactions has received an increasing level of scrutiny among regulators in countries across the globe, including the countries in which we operate. The tax rules and regulations within the various countries in which we operate are complex and in many cases there is not symmetry between the rules of the various countries. As a result, there are instances

CF INDUSTRIES HOLDINGS, INC.

where regulators within the countries involved in a cross border transaction may reach different conclusions regarding the taxability of the transaction in their respective jurisdictions based on the same set of facts and circumstances. We work closely with regulators to reach a common understanding and conclusion regarding the taxability of cross border transactions.  However, there are instances where reaching a common understanding is not possible or practical. As of December 31, 2018, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $155 million, which is related predominantly to certain potential tax exposures involving cross border transactions. This amount represents our best estimate of the potential amounts due based on our interpretations of the rules and the facts and circumstances of the transactions. Differences in interpretation of the tax laws, including agreements between governments surrounding our cross border transactions, can result in differences in taxes paid which may be higher or lower than our estimates.
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
PLNL is our joint venture investment in the Republic of Trinidad and Tobago and operates an ammonia plant that relies on natural gas supplied, under the NGC Contract, by NGC. The joint venture is accounted for under the equity method. The joint venture experienced past curtailments in the supply of natural gas from NGC, which reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements.
As part of our impairment assessment of our equity method investment in PLNL, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016 related to our equity method investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2018 is $93 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.
The U.K. Government held a referendum on the U.K.’s membership in the European Union in June 2016, which resulted in the electorate voting in favor of the U.K. exit from the European Union (Brexit). A process of negotiation is now taking place to determine the future terms of the United Kingdom’s relationship with the European Union, with the United Kingdom due to exit the European Union on March 29, 2019. We operate two nitrogen manufacturing facilities in the United Kingdom, which utilize foreign-sourced materials and equipment, and which also export products in addition to serving customers in the United Kingdom. Brexit, including its indirect effects, could impact us in the future. For example, the cost and availability of natural gas or other raw materials or equipment that we purchase and the demand or selling prices for the nitrogen products that we sell, could be impacted by changes in tariffs, duties, trade restrictions or other factors. Brexit could lead to changes in trade flows, trading relationships, the movement of production to alternative locations, or the curtailment of certain production at certain sites. Brexit could also impact foreign exchange rates or U.K. interest rates, which could impact our operations or the valuation of our assets and liabilities. Since the U.K. referendum in June 2016, the United Kingdom has experienced increases in the volatility of foreign exchange rates, which impacted our operations. As a result of the uncertainty of Brexit, including its indirect effects, changes in the future profitability, asset utilization, or business valuation of our U.K. operations could negatively impact us and may result in an impairment of our long-lived assets or goodwill. As of December 31, 2018, long-lived assets, including property, plant and equipment and intangible assets, and goodwill related to the United Kingdom were $742 million and $264 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

We evaluate goodwill for impairment in the fourth quarter at the reporting unit level. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further analysis is necessary. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further testing is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. We identified no goodwill impairment in our 2018, 2017 or 2016 reviews. As of December 31, 2018 and 2017, the carrying value of our goodwill was $2.35 billion and $2.37 billion, respectively.
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
The December 31, 2018 PBO was computed based on a weighted-average discount rate of 4.1% for our North America plans and 2.9% for our United Kingdom plans, which were based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. The weighted-average discount rate used to calculate pension expense in 2018 was 3.6% for North America plans and 2.5% for United Kingdom plans. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 4.5% weighted-average EROA used to calculate pension expense in 2018 for our North America plans is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. The 4.2% weighted-average EROA used to calculate pension expense in 2018 for our United Kingdom plans is based on expected long-term performance of underlying investments. The EROA for both North America and United Kingdom plans are adjusted for expenses and diversification bonuses. The 3.3% RPI used to calculate our United Kingdom plan PBO and the 3.2% RPI used to calculate 2018 pension expense is developed using the Bank of England implied retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For North America qualified pension plans, our PBO was $742 million as of December 31, 2018, which was $69 million higher than pension plan assets. For our United Kingdom pension plans, our PBO was $524 million as of December 31, 2018 which was $141 million higher than pension plan assets. The tables below estimate the impact of a 50 basis point increase or decrease in the key assumptions on our December 31, 2018 PBO and 2018 pension expense:

	North America Plans
	Increase/(Decrease) in		Increase/(Decrease) in
	December 31, 2018 PBO		2018 Pension Expense
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(40)	$44	$(2)	$3
EROA	N/A	N/A	(3)	3

CF INDUSTRIES HOLDINGS, INC.

	United Kingdom Plans
	Increase/(Decrease) in		Increase/(Decrease) in
	December 31, 2018 PBO		2018 Pension Expense
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(39)	$44	$1	$—
EROA	N/A	N/A	(2)	2
RPI	24	(24)	1	(1)
See Note 11—Pension and Other Postretirement Benefits for further discussion of our pension plans.
Recent Accounting Pronouncements
See Note 3—New Accounting Standards for a discussion of recent accounting pronouncements.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of changes in commodity prices, interest rates and foreign currency exchange rates.
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based fertilizers are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%) and AN by approximately $33, $22, $16 and $16, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of December 31, 2018, we had natural gas basis swaps covering certain periods through March 2019.
As of December 31, 2018 and 2017, we had open derivative contracts for 6.6 million MMBtus and 35.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2018 would result in a favorable change in the fair value of these derivative positions of $7 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $7 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of December 31, 2018, we had seven series of senior notes totaling $4.75 billion of principal outstanding with maturity dates of May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of December 31, 2018, the carrying value and fair value of our senior notes was approximately $4.70 billion and $4.27 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2018 or December 31, 2017, or during 2018 or 2017.
Foreign Currency Exchange Rates
We are directly exposed to changes in the value of the Canadian dollar, the British pound and the euro. We generally do not maintain any exchange rate derivatives or hedges related to these currencies.

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Chicago, Illinois
February 22, 2019

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Net sales	$4,429	$4,130	$3,685
Cost of sales	3,512	3,696	2,842
Gross margin	917	434	843
Selling, general and administrative expenses	214	191	173
Transaction costs	—	—	179
Other operating—net	(27)	18	208
Total other operating costs and expenses	187	209	560
Equity in earnings (loss) of operating affiliates	36	9	(145)
Operating earnings	766	234	138
Interest expense	241	315	200
Interest income	(13)	(12)	(5)
Loss on debt extinguishment	—	53	167
Other non-operating—net	(9)	3	2
Earnings (loss) before income taxes	547	(125)	(226)
Income tax provision (benefit)	119	(575)	(68)
Net earnings (loss)	428	450	(158)
Less: Net earnings attributable to noncontrolling interests	138	92	119
Net earnings (loss) attributable to common stockholders	$290	$358	$(277)
Net earnings (loss) per share attributable to common stockholders:
Basic	$1.25	$1.53	$(1.19)
Diluted	$1.24	$1.53	$(1.19)
Weighted-average common shares outstanding:
Basic	232.6	233.5	233.1
Diluted	233.8	233.9	233.1
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2018	2017	2016
	(in millions)
Net earnings (loss)	$428	$450	$(158)
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(105)	127	(74)
Derivatives—net of taxes	—	(1)	—
Defined benefit plans—net of taxes	8	9	(74)
	(97)	135	(148)
Comprehensive income (loss)	331	585	(306)
Less: Comprehensive income attributable to noncontrolling interests	138	92	119
Comprehensive income (loss) attributable to common stockholders	$193	$493	$(425)

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$682	$835
Accounts receivable—net	235	307
Inventories	309	275
Prepaid income taxes	28	33
Other current assets	20	15
Total current assets	1,274	1,465
Property, plant and equipment—net	8,623	9,175
Investment in affiliate	93	108
Goodwill	2,353	2,371
Other assets	318	344
Total assets	$12,661	$13,463
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$545	$472
Income taxes payable	5	2
Customer advances	149	89
Other current liabilities	6	17
Total current liabilities	705	580
Long-term debt	4,698	4,692
Deferred income taxes	1,117	1,047
Other liabilities	410	460
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2018—233,800,903 shares issued and 2017—233,287,799 shares issued	2	2
Paid-in capital	1,368	1,397
Retained earnings	2,463	2,443
Treasury stock—at cost, 2018—10,982,408 shares and 2017—710 shares	(504)	—
Accumulated other comprehensive loss	(371)	(263)
Total stockholders’ equity	2,958	3,579
Noncontrolling interests	2,773	3,105
Total equity	5,731	6,684
Total liabilities and equity	$12,661	$13,463

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net (loss) earnings	—	—	—	(277)	—	(277)	119	(158)
Other comprehensive loss	—	—	—	—	(148)	(148)	—	(148)
Retirement of treasury stock	—	150	(14)	(136)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	19	—	—	19	—	19
Cash dividends ($1.20 per share)	—	—	—	(280)	—	(280)	—	(280)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(119)	(119)
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net earnings	—	—	—	358	—	358	92	450
Other comprehensive income	—	—	—	—	135	135	—	135
Issuance of $0.01 par value common stock under employee stock plans	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	17	—	—	17	—	17
Cash dividends ($1.20 per share)	—	—	—	(280)	—	(280)	—	(280)
Distributions declared to noncontrolling interests.	—	—	—	—	—	—	(131)	(131)
Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2016-01	—	—	—	1	(1)	—	—	—
Adoption of ASU No. 2014-09	—	—	—	(1)	—	(1)	—	(1)
Adoption of ASU No. 2018-02	—	—	—	10	(10)	—	—	—
Net earnings	—	—	—	290	—	290	138	428
Other comprehensive loss	—	—	—	—	(97)	(97)	—	(97)
Purchases of treasury stock	—	(500)	—	—	—	(500)	—	(500)
Issuance of $0.01 par value common stock under employee stock plans	—	(4)	12	—	—	8	—	8
Stock-based compensation expense	—	—	21	—	—	21	—	21
Cash dividends ($1.20 per share)	—	—	—	(280)	—	(280)	—	(280)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)	—	—	(62)	(331)	(393)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(139)	(139)
Balance as of December 31, 2018	$2	$(504)	$1,368	$2,463	$(371)	$2,958	$2,773	$5,731
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(in millions)
Operating Activities:
Net earnings (loss)	$428	$450	$(158)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	888	883	678
Deferred income taxes	78	(601)	739
Stock-based compensation expense	22	17	19
Unrealized net (gain) loss on natural gas derivatives	(13)	61	(260)
Loss on embedded derivative	1	4	23
Impairment of equity method investment in PLNL	—	—	134
Gain on sale of equity method investment	—	(14)	—
Loss on debt extinguishment	—	53	167
Loss on disposal of property, plant and equipment	6	3	10
Undistributed (earnings) losses of affiliates—net of taxes	(3)	3	9
Changes in:
Accounts receivable—net	68	(57)	18
Inventories	(52)	40	(7)
Accrued and prepaid income taxes	8	809	(676)
Accounts payable and accrued expenses	44	(1)	(18)
Customer advances	59	48	(120)
Other—net	(37)	(67)	59
Net cash provided by operating activities	1,497	1,631	617
Investing Activities:
Additions to property, plant and equipment	(422)	(473)	(2,211)
Proceeds from sale of property, plant and equipment	26	20	14
Proceeds from sale of equity method investment	—	16	—
Proceeds from sale of auction rate securities	—	9	—
Distributions received from unconsolidated affiliates	10	14	—
Insurance proceeds	10	—	—
Other—net	1	1	2
Net cash used in investing activities	(375)	(413)	(2,195)
Financing Activities:
Proceeds from long-term borrowings	—	—	1,244
Payments of long-term borrowings	—	(1,148)	(1,170)
Proceeds from short-term borrowings	—	—	150
Payments of short-term borrowings	—	—	(150)
Payment to CHS related to credit provision	(5)	(5)	(5)
Financing fees	1	(1)	(31)
Purchases of treasury stock	(467)	—	—
Dividends paid on common stock	(280)	(280)	(280)
Issuance of noncontrolling interest in CFN	—	—	2,800
Acquisition of noncontrolling interests in TNCLP	(388)	—	—
Distributions to noncontrolling interests	(139)	(131)	(119)
Issuances of common stock under employee stock plans	12	1	—
Shares withheld for taxes	(4)	—	—
Net cash (used in) provided by financing activities	(1,270)	(1,564)	2,439
Effect of exchange rate changes on cash and cash equivalents	(5)	12	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(153)	(334)	860
Cash, cash equivalents and restricted cash at beginning of period	835	1,169	309
Cash, cash equivalents and restricted cash at end of period	$682	$835	$1,169
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility and our Billingham and Ince facilities in the United Kingdom, and a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
Our principal assets include:

•
five U.S. nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana; Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS), owns the remainder. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS;

•	two Canadian nitrogen fertilizer manufacturing facilities, located in Medicine Hat, Alberta and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing facilities, located in Billingham and Ince;

•	an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
During the first quarter of 2018, we adopted Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. As a result, in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, we have reclassified $5 million and $18 million, respectively, of withdrawals from restricted cash funds, previously classified as cash provided by investing activities, to be included in the reconciliation of the beginning and ending balances of cash, cash equivalents and restricted cash. See Note 3—New Accounting Standards for additional information.
During the first quarter of 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, we reclassified certain amounts in our consolidated statements of operations for the years ended December 31, 2017 and 2016. See Note 3—New Accounting Standards for additional information.

CF INDUSTRIES HOLDINGS, INC.

2.    Summary of Significant Accounting Policies
Consolidation and Noncontrolling Interests
The consolidated financial statements of CF Holdings include the accounts of CF Industries and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
In 2018, we announced that Terra Nitrogen GP Inc. (TNGP), the sole general partner of Terra Nitrogen Company, L.P. (TNCLP) and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). TNGP completed its purchase of the TNCLP Public Units on April 2, 2018, for an aggregate cash purchase price of $388 million. Upon completion of the Purchase, we owned, through our subsidiaries, 100% of the general and limited partnership interests of TNCLP. Prior to the purchase of the TNCLP Public Units, we owned approximately 75.3% of TNCLP through general and limited partnership interests and outside investors owned the remaining approximately 24.7% of the limited partnership, and we consolidated TNCLP into our financial statements. The outside investors’ limited partnership interests in the partnership were included in noncontrolling interests in our consolidated financial statements prior to our purchase of the TNCLP Public Units.
On February 1, 2016, CHS made a capital contribution to CFN, a subsidiary of CF Holdings, in exchange for membership interests in CFN, which represented approximately 11% of the total membership interests of CFN. We own the remaining approximately 89% of CFN and consolidate CFN in our financial statements. CHS’ minority equity interest in CFN is included in noncontrolling interests in our consolidated financial statements, and represents CHS’ membership interests in CFN.
See Note 17—Noncontrolling Interests for additional information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income taxes, allowances for doubtful accounts receivable, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans and the valuation of stock-based compensation awards granted to employees.
Revenue Recognition
We follow a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. We have fulfilled our performance obligations when control transfers to the customer, which occurs at the later of when title or risk of loss transfers to the customer, which is generally upon loading of our product onto transportation equipment or delivery to a customer destination. Revenue from forward sales programs is recognized on the same basis as other sales regardless of when the customer advances are received.
In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product, we have elected to account for freight income associated with the delivery of these products as freight revenue. Shipping and handling costs incurred by us are included in cost of sales.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. Customer incentives are reported as a reduction in net sales.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

Investments
Short-term investments and noncurrent investments are accounted for primarily as available-for-sale securities reported at fair value. Prior to January 1, 2018, changes in fair value for available-for-sale debt and equity securities were reported in other comprehensive income. In 2018, as a result of our adoption of ASU No. 2016-01 on January 1, 2018, changes in the fair value of available-for-sale equity securities are recognized through earnings. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.
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
Inventories
Inventories are reported at the lower of cost and net realizable value with cost determined on a first-in, first-out and average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs to move inventory to the distribution facilities. Net realizable value is reviewed at least quarterly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales in the period incurred.
Investment in Unconsolidated Affiliate
The equity method of accounting is used for investments in affiliates that we do not consolidate, but over which we have the ability to exercise significant influence. Our equity method investment for which the results are included in operating earnings consists of our 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. Our share of the net earnings from this investment is reported as an element of earnings from operations because PLNL’s operations provide additional production and are integrated with our supply chain and sales activities in the ammonia segment. See Note 8—Equity Method Investments for additional information.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method and are recorded over the estimated useful life of the property, plant and equipment. Useful lives are as follows:

Years
Mobile and office equipment	3 to 10
Production facilities and related assets	2 to 30
Land improvements	10 to 30
Buildings	10 to 40
We periodically review the useful lives assigned to our property, plant and equipment and we change the estimates to reflect the results of those reviews.

CF INDUSTRIES HOLDINGS, INC.

Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to five years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in our consolidated statements of cash flows. See Note 6—Property, Plant and Equipment—Net for additional information.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. We perform our annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, we perform a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.
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
Historically, a deferred income tax liability was recorded for income taxes that would result from the repatriation of the portion of the investment in the Company’s non-U.S. subsidiaries and joint venture that were considered to not be permanently reinvested. No deferred income tax liability was recorded for the remainder of our investment in non-U.S. subsidiaries and joint venture, which we believed to be permanently reinvested. We record our tax expense for Global Intangible Low-Taxed Income (GILTI) as an expense in the period in which incurred and as such do not record a deferred tax liability for taxes that may be due in future periods. See Note 10—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.

Customer Advances
Customer advances represent cash received from customers following acceptance of orders under our forward sales programs. Under such advances, the customer prepays a portion of the value of the sales contract prior to obtaining control of the product, thereby reducing or eliminating accounts receivable from customers. Revenue is recognized when the customer obtains control of the product.
Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we may use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the over-the-counter (OTC) markets. The derivatives reference primarily a NYMEX futures price index, which represent the basis for fair value at any given time. These derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.
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
See Note 15—Derivative Financial Instruments for additional information.
Debt Issuance Costs
Costs associated with the issuance of debt are recorded on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Costs associated with entering into revolving credit facilities are recorded as an asset in noncurrent assets. All debt issuance costs are amortized over the term of the related debt using the effective interest rate method. Debt issuance discounts are netted against the related debt and are amortized over the term of the debt using the effective interest method. See Note 12—Financing Agreements for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

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
In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
Foreign Currency Translation
We translate the financial statements of our foreign subsidiaries with non-U.S. dollar functional currencies using period-end exchange rates for assets and liabilities and weighted-average exchange rates for each period for revenues and expenses. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (AOCI) within stockholders’ equity.
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
3.    New Accounting Standards
Recently Adopted Pronouncements
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. In 2016, the Financial Accounting Standards Board (FASB) issued additional ASUs that enhanced the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarified that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhanced the guidance around the treatment of shipping costs incurred to fulfill performance obligations. Our adoption of this ASU, utilizing the modified retrospective approach on contracts that were not completed as of January 1, 2018, resulted in a reduction to opening retained earnings of $1 million related to the cumulative difference between ASC Topic 605 and ASC Topic 606. See Note 4—Revenue Recognition for additional information.
On January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or unrealized losses of equity instruments measured at fair value to be recognized in net income. Our adoption of this ASU resulted in an increase to opening retained earnings of $1 million representing the cumulative effect of unrealized gains from equity securities from AOCI.
On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which requires that the statement of cash flows include amounts described as restricted cash and restricted cash equivalents as part of cash and cash equivalents when reconciling the beginning and ending period balances. Upon adoption of this ASU, $5 million and $18 million of withdrawals from restricted cash funds previously reflected as cash provided by investing activities for the years ended December 31, 2017 and 2016, respectively, and our restricted cash balances of $5 million and $23 million as of December 31, 2016 and 2015, respectively, were reclassified to be included within the reconciliation of beginning and ending cash, cash equivalents and restricted cash balances on our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively.

CF INDUSTRIES HOLDINGS, INC.

On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Only service cost can be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost must be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. Our adoption of this ASU was applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance, which resulted in net benefit cost previously recognized in cost of sales and selling, general and administrative expenses to be reclassified to other non-operating—net on our consolidated statement of operations for the years ended December 31, 2017 and 2016, as follows:

	Year ended December 31,
	2017			2016
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(in millions)
Cost of sales	$3,700	$(4)	$3,696	$2,845	$(3)	$2,842
Gross margin	430	4	434	840	3	843
Selling, general and administrative expenses	192	(1)	191	174	(1)	173
Operating earnings	229	5	234	134	4	138
Other non-operating (income) expense—net	(2)	5	3	(2)	4	2
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Our adoption of this ASU had no impact on our consolidated financial statements.
In the third quarter of 2018, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Step 2 required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. Under Step 2, the carrying value in excess of the implied fair value would be recognized as goodwill impairment. Under this new ASU, goodwill impairment is recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. Our adoption of this ASU had no impact on our consolidated financial statements.
In the fourth quarter of 2018, we adopted ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of our adoption of this ASU, we reclassified $10 million of stranded tax effects previously recognized in AOCI to retained earnings during the fourth quarter of 2018. See Note 10—Income Taxes and Note 18—Stockholders’ Equity for additional information.
In the fourth quarter of 2018, we adopted ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and must be applied retrospectively. The modified disclosure requirements of this ASU are reflected in Note 11—Pension and Other Postretirement Benefits.

CF INDUSTRIES HOLDINGS, INC.

Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to initially apply ASU No. 2016-02 at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, instead of applying the new guidance retrospectively for each prior reporting period presented. We plan to elect the optional transition method within ASU No. 2018-11. We believe the most significant change of the adoption of these ASUs on our consolidated financial statements relates to the recognition of the right-of-use assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including transportation equipment utilized for the distribution of our products. We estimate that the right-of-use asset and lease liability that we will recognize on our consolidated balance sheet upon adoption on January 1, 2019 will be approximately $300 million. See Note 24—Leases for additional information.
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
4.   Revenue Recognition
Prior to the adoption of ASC 606, under ASC 605, the basic criteria necessary for revenue recognition were: (1) evidence that a sales arrangement existed, (2) delivery of goods had occurred, (3) the seller’s price to the buyer was fixed or determinable, and (4) collectability was reasonably assured. We recognized revenue when these criteria had been met, and when title and risk of loss transferred to the customer, which could be at the plant gate, a distribution facility, a supplier location or a customer destination.
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
When we enter into a contract with a customer, we are obligated to provide the product in that contract during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, consistent with our

CF INDUSTRIES HOLDINGS, INC.

treatment of this income prior to the adoption of ASC 606, since this activity fulfills our obligation to transfer the product to the customer. For 2018, the total amount of freight recognized as revenue was not material.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For 2018, the total amount of revenue for these contracts was $85 million.
From time to time, we will enter the marketplace to purchase product in order to satisfy the obligations of our customer contracts. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investments, we have transactions in the normal course of business with PLNL, reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. During 2018, other than products purchased from PLNL, we did not purchase any products in the marketplace in order to satisfy the obligations of our customer contracts.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification. Returns were not material during 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. Customer incentives are reported as a reduction in net sales. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at December 31, 2018 and 2017 were not material.
If we had continued to apply legacy revenue recognition guidance for 2018, our net sales, gross margin, and net income attributable to common shareholders would not have been materially different. See Note 3—New Accounting Standards for the impact of our adoption of ASU No. 2014-09.
Revenue Disaggregation
We track our revenue by product and by geography. See Note 21—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other.
The following table summarizes our revenue by product and by geography (based on destination of our shipment) for 2018:

	Ammonia		Granular Urea	UAN	AN	Other	Total
	(in millions)
Year ended December 31, 2018
North America	$883		$1,243	$1,047	$186	$261	$3,620
Europe and other	145		79	187	274	124	809
Total revenue	$1,028	—	$1,322	$1,234	$460	$385	$4,429
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For 2018, the amount of customer bad debt expense recognized was immaterial.
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

CF INDUSTRIES HOLDINGS, INC.

As of December 31, 2018 and 2017, we had $149 million and $89 million, respectively, in customer advances on our consolidated balance sheets. The increase in the balance of customer advances primarily resulted from higher nitrogen prices and stronger nitrogen demand resulting in an increase in forward contracts. During 2018, all of our customer advances that were recorded as of December 31, 2017 were recognized as revenue.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of December 31, 2018, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.4 billion. We expect to recognize approximately 24% of these performance obligations as revenue in 2019, approximately 38% as revenue during 2020 and 2021, approximately 25% as revenue during 2022 and 2023, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts is approximately $269 million as of December 31, 2018. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2018 will be satisfied in 2019.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also expensed any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during 2018.
5.   Net Earnings (Loss) Per Share
Net earnings (loss) per share were computed as follows:

	Year ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$290	$358	$(277)
Basic earnings per common share:
Weighted-average common shares outstanding	232.6	233.5	233.1
Net earnings (loss) attributable to common stockholders	$1.25	$1.53	$(1.19)
Diluted earnings per common share:
Weighted-average common shares outstanding	232.6	233.5	233.1
Dilutive common shares—stock options	1.2	0.4	—
Diluted weighted-average shares outstanding	233.8	233.9	233.1
Net earnings (loss) attributable to common stockholders	$1.24	$1.53	$(1.19)
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 1.5 million, 3.7 million and 4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2018	2017
	(in millions)
Land	$69	$71
Machinery and equipment	12,127	12,070
Buildings and improvements	886	882
Construction in progress	225	223
Property, plant and equipment(1)	13,307	13,246
Less: Accumulated depreciation and amortization	4,684	4,071
Property, plant and equipment—net	$8,623	$9,175
_______________________________________________________________________________

(1)	As of December 31, 2018 and 2017, we had property, plant and equipment that was accrued but unpaid of approximately $48 million and $46 million, respectively.
Depreciation and amortization related to property, plant and equipment was $865 million, $848 million and $607 million in 2018, 2017 and 2016, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Net capitalized turnaround costs at beginning of the year	$208	$206	$220
Additions	156	100	74
Depreciation	(111)	(102)	(89)
Effect of exchange rate changes	(1)	4	1
Net capitalized turnaround costs at end of the year	$252	$208	$206
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

CF INDUSTRIES HOLDINGS, INC.

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2018 and 2017:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2017	$587	$829	$576	$306	$73	$2,371
Effect of exchange rate changes	(1)	(1)	—	(14)	(2)	(18)
Balance as of December 31, 2018	$586	$828	$576	$292	$71	$2,353
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$127	$(37)	$90	$132	$(31)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	30	(5)	25	32	(4)	28
Total intangible assets	$167	$(52)	$115	$174	$(45)	$129
Amortization expense of our identifiable intangibles was $7 million, $9 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our intangible assets are being amortized over a weighted-average life of approximately 20 years.
Total estimated amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2019	$8
2020	8
2021	8
2022	8
2023	8

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
As of December 31, 2018, the total carrying value of our equity method investment in PLNL of $93 million was $49 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and primarily reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 14 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $86 million, $76 million and $62 million in 2018, 2017 and 2016, respectively.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas from NGC, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statement of operations for 2018 was an increase in our equity in earnings of operating affiliates of approximately $19 million.
The Trinidad tax authority (the Board of Inland Revenue) previously issued a tax assessment against PLNL related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidadian Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual in the second quarter of 2017, which reduced our equity in earnings of PLNL for 2017 by approximately $7 million reflecting our 50% ownership interest. In early 2018, PLNL settled this matter with the Board of Inland Revenue for the amounts accrued.
The Board of Inland Revenue has issued PLNL a tax assessment with respect to tax years 2011 and 2012 in the aggregate amount of approximately $12 million, plus interest and penalties in the aggregate amount of approximately $22 million, for alleged underpayment of withholding taxes on distributions made by PLNL to its owners. Since we own a 50% interest in PLNL, our effective share of any assessment that is determined to be a liability of PLNL would be 50%, which would be reflected as a reduction in our equity in earnings of PLNL. The Board of Inland Revenue has not provided PLNL with the legal or factual basis for the assessment. As a result, PLNL cannot assess the likelihood of the outcome of this matter and we cannot assess the potential foreign tax credit we may be eligible for, if the withholding tax amount was determined to be a liability of PLNL.
In the fourth quarter of 2017, we sold our interest in a joint venture that owned a carbon dioxide liquefaction and purification facility and recognized a gain of $14 million, which is included in equity in earnings of operating affiliates in our consolidated statement of operations for 2017.
As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. The carrying value of our equity method investment in PLNL at December 31, 2018 is $93 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.

CF INDUSTRIES HOLDINGS, INC.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$34	$—	$—	$34
Cash equivalents:
U.S. and Canadian government obligations	623	—	—	623
Other debt securities	25	—	—	25
Total cash and cash equivalents	$682	$—	$—	$682
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$120	$—	$—	$120
Cash equivalents:
U.S. and Canadian government obligations	710	—	—	710
Other debt securities	5	—	—	5
Total cash and cash equivalents	$835	$—	$—	$835
Nonqualified employee benefit trusts	17	2	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2018 and 2017 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$648	$648	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	2	—	2	—
Embedded derivative liability	(21)	—	(21)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$715	$715	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(25)	—	(25)	—
Cash Equivalents
As of December 31, 2018 and 2017, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The fair values of the trust assets are based on daily quoted prices in an active market, which represents the net asset values of the shares held in the trusts, and are included on our consolidated balance sheets in other assets. Debt securities are accounted for as available-for-sale securities. In 2018, as a result of our adoption of ASU 2016-01 on January 1, 2018, changes in the fair value of equity securities in the trust assets are recognized through earnings. See Note 3—New Accounting Standards for additional information.
Derivative Instruments
The derivative instruments that we may use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the OTC markets with multi-national commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily a NYMEX futures price index. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. See Note 15—Derivative Financial Instruments for additional information.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016, 2017 and 2018, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of December 31, 2018 and 2017, the embedded derivative liability of $21 million and $25 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 is a net loss of $1 million, $4 million and $23 million, respectively.
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
See Note 17—Noncontrolling Interests for additional information regarding our strategic venture with CHS.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,698	$4,265	$4,692	$4,800
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
Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied by NGC pursuant to the NGC Contract. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. See Note 8—Equity Method Investments for additional information.

CF INDUSTRIES HOLDINGS, INC.

10.   Income Taxes
Income Tax Provision (Benefit)
The components of earnings (loss) before income taxes and the components of our income tax provision (benefit) are as follows:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$516	$(186)	$(43)
Non-U.S.	31	61	(183)
Earnings (loss) before income taxes	$547	$(125)	$(226)

Current
Federal	$5	$(43)	$(795)
Foreign	14	19	11
State	6	(6)	(23)
	25	(30)	(807)
Deferred
Federal	85	(44)	761
Foreign	(10)	(3)	(1)
State	3	(7)	(21)
	78	(54)	739
Income tax provision (benefit) before Tax Reform	103	(84)	(68)

Tax Reform - Current
Federal	19	54	—
Foreign	—	—	—
State	(3)	3	—
	16	57	—
Tax Reform - Deferred
Federal	—	(548)	—
Foreign	—	—	—
State	—	—	—
	—	(548)	—
Income tax provision (benefit) - Tax Reform	16	(491)	—
Income tax provision (benefit)	$119	$(575)	$(68)
Tax Reform
During the fourth quarter of 2017, we recorded the impact of the Tax Cuts and Jobs Act (the “Tax Act” or “Tax Reform”) that was enacted on December 22, 2017, including a provisional amount for the impact of the transition tax liability based on amounts reasonably estimable. A $16 million increase to the provisional amount of the transition tax liability was recorded in 2018. The adjustment to the provisional amount was required to properly reflect the inclusion of amounts subject to the transition tax in tax returns where the amounts were to be reported. The adjustments related to changes in (i) the amount of includible income subject to the transition tax; (ii) the computation of the allowable foreign tax credits against the transition tax liability and (iii) the allocation of certain gains and losses to various foreign tax credit baskets. The adjustment to the provisional amount represents an approximate 3 percentage point increase to our effective tax rate for the year ended December 31, 2018.

CF INDUSTRIES HOLDINGS, INC.

The Tax Act also provided a new category of income from foreign operations, Global Intangible Low-Taxed Income (GILTI), that is subject to federal income tax beginning in the year ended December 31, 2018. The U.S. tax on foreign earnings in the effective tax rate table below includes $12 million for our tax on GILTI. In 2018, we also recorded a $13 million foreign tax credit related to GILTI and a corresponding increase in the valuation allowance due to the limitation on realization of the credit.
The Tax Act also adopted new rules imposing a limitation of the ability of corporations to deduct net business interest expense. This provision limits the deduction of net business interest expense to thirty percent of Adjusted Taxable Income. For calendar year 2018, we do not expect to have any of our net business interest expense disallowed under this provision.
During 2018, the United States Internal Revenue Service (IRS) issued proposed regulations clarifying and implementing a number of provisions contained within the Tax Act (the Proposed Regulations). While the Proposed Regulations are not final and there is no assurance that when finally enacted, the enacted regulations will be the same as the Proposed Regulations, we have computed our 2018 income tax provision and related balance sheet accounts reflecting the provisions of the Proposed Regulations.
Effective Tax Rate
Differences in the expected income tax provision (benefit) based on statutory rates applied to earnings (loss) before income taxes and the income tax provision (benefit) reflected in the consolidated statements of operations are summarized below.

	Year ended December 31,
	2018	2017	2016
	(in millions, except percentages)
Earnings (loss) before income taxes	$547	$(125)	$(226)
Expected tax provision (benefit) at U.S. statutory rate (21% in 2018, 35% in 2017 and 2016)	$115	$(44)	$(79)
State income taxes, net of federal	3	(21)	(33)
Net earnings attributable to noncontrolling interests	(29)	(32)	(42)
U.S. manufacturing profits deduction	—	6	39
Foreign tax rate differential	—	(6)	30
U.S. tax on foreign earnings (including GILTI in 2018)	12	1	(10)
Valuation allowance	4	(3)	50
Non-deductible capital costs	—	—	(17)
Tax rate change	(2)	17	—
Other	—	(2)	(6)
U.S. enacted tax rate change (Tax Reform)	—	(552)	—
Transition tax liability and other (Tax Reform)	16	61	—
Income tax provision (benefit)	$119	$(575)	$(68)
Effective tax rate	21.7%	457.2%	30.0%

Income tax provision (benefit) before Tax Reform(1)	$103	$(84)	$(68)
Effective tax rate before Tax Reform	18.7%	67.0%	30.0%
_______________________________________________________________________________

(1)
Income tax provision (benefit) before Tax Reform reflects the income tax provision (benefit) less the Tax Reform impacts included in the table above consisting of U.S. enacted tax rate change (Tax Reform) and transition tax liability and other.

On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in 2018 is impacted by a $16 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition. See Note 17—Noncontrolling Interests for additional information.
State income taxes for the years ended December 31, 2018, 2017 and 2016 includes a tax benefit of $3 million, $30 million and $46 million, respectively, net of federal tax effect, for state net operating loss carryforwards.

CF INDUSTRIES HOLDINGS, INC.

State income taxes for the years ended December 31, 2018, 2017 and 2016, were also impacted by state tax credits of $18 million, $1 million and $13 million, respectively, net of federal tax effect, principally related to the generation of new jobs at our capital expansion project in Iowa as well as capital assets placed in service at our production facilities in Oklahoma. Most of these credits have been recorded as deferred tax assets and will be available to offset state income tax liabilities in future tax years. Due to limitations on the availability of some of these credits in future tax years, a valuation allowance of $11 million was recorded in the year ended December 31, 2018.
The foreign tax rate differential is impacted by the inclusion of equity earnings from our equity method investment in PLNL, a foreign operating affiliate, which are included in pre-tax earnings on an after-tax basis and the tax effect of net operating losses of a foreign subsidiary of the Company for which a valuation allowance has been recorded. We determined the carrying value of our equity method investment in PLNL exceeded fair value and recognized an impairment of our equity method investment in PLNL of $134 million in the fourth quarter of 2016. The impairment is included in equity in earnings of operating affiliates. Our income tax provision does not include a tax benefit for the impairment of our equity method investment as the impairment does not give rise to a tax deduction. See Note 8—Equity Method Investments for additional information.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and, prior to April 2, 2018, TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $138 million, $92 million and $119 million in 2018, 2017 and 2016, respectively, which are included in earnings (loss) before income taxes, impact the effective tax rate in all three years. See Note 17—Noncontrolling Interests for additional information.
We recorded an income tax receivable of approximately $22 million as a result of the carryback of the tax net operating loss for the year ended December 31, 2017 to prior tax years. The tax receivable from the net operating loss carryback has been reduced by an alternative minimum tax of $36 million in the carryback periods. The alternative minimum tax incurred as a result of the carryback of the net operating loss became a refundable tax credit as a result of the impact of the Tax Act. These refundable tax credits are available for tax years subsequent to the tax year ended December 31, 2018 and are recorded in our noncurrent income tax receivable. The $22 million income tax receivable for the net operating loss carryback is included in prepaid income taxes on our consolidated balance sheet as of December 31, 2018. The remaining federal net operating loss carryforward at December 31, 2018 is approximately $258 million and is available until the tax year 2037.
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
The income tax benefits for the years ended December 31, 2017 and 2016 include the tax impact of the U.S. manufacturing profits deductions claimed in prior years that will not be deductible as a result of the carryback of the tax net operating losses for these tax years.
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

CF INDUSTRIES HOLDINGS, INC.

Deferred Taxes
Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Net operating loss and capital loss carryforwards	$271	$359
Retirement and other employee benefits	57	67
Unrealized loss on hedging derivatives	3	6
Intangible asset	—	5
Other	151	115
	482	552
Valuation allowance	(173)	(156)
	309	396
Deferred tax liabilities:
Depreciation and amortization	(262)	(256)
Investments in partnerships	(1,121)	(1,151)
Foreign earnings	(28)	(28)
Other	(15)	(8)
	(1,426)	(1,443)
Net deferred tax liability	$(1,117)	$(1,047)
A foreign subsidiary of the Company has net operating loss carryforwards of $379 million that are indefinitely available in the foreign jurisdiction. As the future realization of these carryforwards is not anticipated, a valuation allowance of $99 million has been recorded. Of this amount, $7 million and $11 million were recorded as valuation allowances in the years ended December 31, 2018 and 2017, respectively.
We consider the earnings of certain of our Canadian operating subsidiaries to not be permanently reinvested and we recognize a deferred tax liability for the future repatriation of these earnings, as they are earned. As of December 31, 2018, we have recorded a deferred income tax liability of approximately $28 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of the accumulated earnings of our non-U.S. subsidiaries that are considered to not be permanently reinvested.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017
	(in millions)
Unrecognized tax benefits:
Beginning balance	$122	$134
Additions for tax positions taken during the current year	—	—
Additions for tax positions taken during prior years	4	—
Reductions related to lapsed statutes of limitations	—	(11)
Reductions related to settlements with tax jurisdictions	—	(1)
Ending balance	$126	$122
Our effective tax rate would be affected by $95 million if these unrecognized tax benefits were to be recognized in the future.

CF INDUSTRIES HOLDINGS, INC.

We file federal, provincial, state and local income tax returns principally in the United States, Canada and the United Kingdom, as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 1999 and thereafter, by Canadian tax jurisdictions for years 2006 and thereafter, and by United Kingdom tax jurisdictions for years 2016 and thereafter. Our income tax liability or transition tax expense could be impacted by the finalization of currently on-going U.S. or foreign income tax audits of prior tax years falling before the date of enactment of the Tax Act or audits by the U.S. or foreign taxing authorities, which change the amount of our total income allocable to and taxed in the United States or a foreign country.
During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of CAD $174 million (or approximately $128 million), including provincial taxes but excluding any interest or penalties, is the result of an audit that was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. The reassessment has been appealed and a letter of credit in the amount of CAD $98 million (or approximately $72 million) has been posted. We believe that it is more likely than not that the patronage allocation deduction will ultimately be sustained. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid. This issue is currently under review by the competent authorities of Canada and the United States.
Interest expense and penalties of $1 million, $2 million, and $4 million were recorded for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $29 million as of December 31, 2018 and 2017, are included in other liabilities.

CF INDUSTRIES HOLDINGS, INC.

11.   Pension and Other Postretirement Benefits
We maintain five funded pension plans, consisting of three in North America (one U.S. plan and two Canadian plans) and two in the United Kingdom. One of our Canadian plans is closed to new employees and the two United Kingdom plans are closed to new employees and future accruals. The portion of the U.S. plan that is open to new employees is a cash balance plan, which provides benefits based on years of service and interest credits. We also provide group medical insurance benefits to certain retirees in North America. The specific medical benefits provided to retirees vary by group and location.
Our plan assets, benefit obligations, funded status and amounts recognized on our consolidated balance sheets for our North America and United Kingdom plans as of the December 31 measurement date are as follows:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$738	$636	$414	$366	$—	$—
Return on plan assets	(25)	70	(11)	16	—	—
Employer contributions	13	63	26	19	4	5
Plan participant contributions	—	—	—	—	1	1
Benefit payments	(42)	(40)	(23)	(22)	(5)	(6)
Foreign currency translation	(11)	9	(23)	35	—	—
Fair value of plan assets as of December 31	673	738	383	414	—	—
Change in benefit obligation
Benefit obligation as of January 1	(805)	(759)	(590)	(559)	(53)	(52)
Service cost	(15)	(14)	—	—	—	—
Interest cost	(28)	(30)	(14)	(16)	(2)	(2)
Benefit payments	42	40	23	22	5	6
Foreign currency translation	11	(9)	31	(52)	—	—
Plan amendment	—	—	(5)	—	—	—
Plan participant contributions	—	—	—	—	(1)	(1)
Change in assumptions and other	53	(33)	31	15	8	(4)
Benefit obligation as of December 31	(742)	(805)	(524)	(590)	(43)	(53)
Funded status as of year end	$(69)	$(67)	$(141)	$(176)	$(43)	$(53)
In the table above, the line titled “Plan amendment” relates to Guaranteed Minimum Pension equalization due to a U.K. High Court ruling that occurred in 2018.
The line titled “Change in assumptions and other” for our North America pension plans primary reflects the impact of gains due to the increase in discount rates for 2018, and for 2017, losses due to the decrease in discount rates and, to a lesser extent, gains on adopting new mortality assumptions for our U.S. plan and gains on plan experience for participant demographic changes.
The line titled “Change in assumptions and other” for our U.K. plans primarily reflects gains due to the increase in discount rates offset partially by losses due to the increase of inflation rate assumptions for 2018, and for 2017, losses due to the decrease in discount rates, gains on adopting new mortality assumptions, and gains on plan experience for participant demographic changes.
The line titled “Change in assumptions and other” for our retiree medical plans primarily reflects gains due to the increase in discount rates for 2018, and for 2017, losses due to the decrease in discount rates.

CF INDUSTRIES HOLDINGS, INC.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Other assets	$9	$10	$—	$—	$—	$—
Accrued expenses	—	—	—	—	(4)	(4)
Other liabilities	(78)	(77)	(141)	(176)	(39)	(49)
	$(69)	$(67)	$(141)	$(176)	$(43)	$(53)
Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Prior service cost (benefit)	$—	$1	$5	$—	$(1)	$(2)
Net actuarial loss	79	80	66	73	4	12
	$79	$81	$71	$73	$3	$10
Net periodic benefit cost (income) and other amounts recognized in accumulated other comprehensive loss for the years ended December 31 included the following:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions)
Service cost	$15	$14	$14	$—	$—	$—	$—	$—	$—
Interest cost	28	30	31	14	16	19	2	2	2
Expected return on plan assets	(31)	(26)	(30)	(17)	(18)	(20)	—	—	—
Amortization of prior service (benefit) cost	—	—	—	—	—	—	(1)	(1)	(1)
Amortization of actuarial loss (gain)	3	1	1	—	1	—	(1)	(1)	(1)
Net periodic benefit cost (income)	15	19	16	(3)	(1)	(1)	—	—	—
Net actuarial loss (gain)	3	(11)	4	(3)	(13)	94	(8)	5	(2)
Prior service cost	—	—	—	5	—	—	—	—	—
Amortization of prior service benefit	—	—	—	—	—	—	1	1	1
Amortization of actuarial (loss) gain	(3)	(1)	(1)	—	(1)	—	1	1	—
Total recognized in accumulated other comprehensive loss	—	(12)	3	2	(14)	94	(6)	7	(1)
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$15	$7	$19	$(1)	$(15)	$93	$(6)	$7	$(1)
In the table above, the line titled “Prior service cost” relates to a plan amendment due to the Guaranteed Minimum Pension equalization resulting from a U.K. High Court ruling that occurred in 2018.

CF INDUSTRIES HOLDINGS, INC.

As a result of our adoption of ASU No. 2017-07 on January 1, 2018, only service costs are recognized in cost of sales and selling, general and administrative expenses, and other costs are recognized in other non-operating—net on our consolidated statements of operations. Our adoption of this ASU was applied retrospectively, which resulted in $5 million and $4 million of net benefit cost previously recognized in cost of sales and selling, general and administrative expenses for the years ended December 31, 2017 and 2016, respectively, to be reclassified to other non-operating—net on our consolidated statements of operations.
The accumulated benefit obligation (ABO) in aggregate for the defined benefit pension plans in North America was approximately $703 million and $759 million as of December 31, 2018 and December 31, 2017, respectively. The ABO in aggregate for the defined benefit pension plans in the United Kingdom was approximately $524 million and $590 million as of December 31, 2018 and December 31, 2017, respectively.
The following table presents aggregated information for those individual defined benefit pension plans that have an ABO in excess of plan assets as of December 31, which excludes two North American defined benefit pension plans that have plan assets in excess of its ABO:

	North America		United Kingdom
	2018	2017	2018	2017
	(in millions)
Accumulated benefit obligation	$(585)	$(629)	$(524)	$(590)
Fair value of plan assets	537	590	383	414
The following table presents aggregated information for those individual defined benefit pension plans that have a PBO in excess of plan assets as of December 31, which excludes one North American defined benefit pension plan that has plan assets in excess of its PBO:

	North America		United Kingdom
	2018	2017	2018	2017
	(in millions)
Projected benefit obligation	$(684)	$(739)	$(524)	$(590)
Fair value of plan assets	606	663	383	414

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
We currently estimate that our consolidated pension funding contributions for 2019 will be approximately $40 million for the North America plans and $22 million for the United Kingdom plans.

CF INDUSTRIES HOLDINGS, INC.

The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
2019	$44	$22	$4
2020	45	23	4
2021	47	24	4
2022	48	24	3
2023	48	25	3
2024-2028	251	136	13
The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Weighted-average discount rate—obligation	4.1%	3.6%	4.0%	2.9%	2.5%	2.8%	4.1%	3.4%	3.8%
Weighted-average discount rate—expense	3.6%	4.0%	4.3%	2.5%	2.8%	3.8%	3.4%	3.8%	3.9%
Weighted-average cash balance interest crediting rate—obligation	3.0%	3.0%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average cash balance interest crediting rate—expense	3.0%	3.0%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average rate of increase in future compensation	4.3%	4.3%	4.3%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	4.5%	4.2%	4.9%	4.2%	4.6%	5.2%	n/a	n/a	n/a
Weighted-average retail price index—obligation	n/a	n/a	n/a	3.3%	3.2%	3.3%	n/a	n/a	n/a
Weighted-average retail price index—expense	n/a	n/a	n/a	3.2%	3.3%	3.1%	n/a	n/a	n/a
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
The cash balance interest crediting rate for the U.S. plan is based on the greater of 10-year Treasuries or 3.00%.
For our North America plans, the expected long-term rate of return on assets is based on analysis of historical rates of return achieved by equity and non-equity investments and current market characteristics, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2019, our weighted-average expected long-term rate of return on assets is 4.6%, which will be used in determining expense for 2019.
For our United Kingdom plans, the expected long-term rate of return on assets is based on the expected long-term performance of the underlying investments, adjusted for investment managers’ fees. As of January 1, 2019, our weighted-average expected long-term rate of return on assets is 4.4%, which will be used in determining expense for 2019.
The retail price index for the United Kingdom plans is developed using the Bank of England implied retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For the measurement of the benefit obligation at December 31, 2018 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.5% increase in 2019, followed by a gradual decline in increases to 4.5% for 2026 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 8.8%

CF INDUSTRIES HOLDINGS, INC.

increase in 2019, followed by a gradual decline in increases to 4.5% for 2026 and thereafter. For the measurement of the benefit obligation at December 31, 2017 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 8.0% increase in 2018, followed by a gradual decline in increases to 4.5% for 2026 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 9.5% increase in 2018, followed by a gradual decline in increases to 4.5% for 2026 and thereafter.
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
The target asset allocation for one of the Canadian plans is 60% non-equity and 40% equity, and 100% non-equity for the other Canadian plan. The equity investments are passively managed portfolios that diversify assets across multiple securities, economic sectors and countries. The non-equity investments are high quality passively managed portfolios that diversify assets across economic sectors, countries and maturity spectrums. This investment strategy is achieved through the use of mutual funds.
The pension assets in the United Kingdom plans are each administered by a Board of Trustees consisting of employer nominated trustees, member nominated trustees and an independent trustee. Trustees may be appointed or removed by CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK), provided CF Fertilisers UK fulfills its obligation to have at least one third of the Board of Trustees as member nominated. It is the responsibility of the trustees to ensure prudent management and investment of the assets in the plans. The trustees meet on a quarterly basis to review and discuss fund performance and other administrative matters.
The trustees’ investment objectives are to hold assets that generate returns sufficient to cover prudently each plan’s liability without exposing the plans to unacceptable risk. This is accomplished through the asset allocation strategy of each plan. For both plans, if the asset allocation moves more than plus or minus 5% from the benchmark allocation, the trustees may decide to amend the asset allocation. At a minimum, the trustees review the investment strategy at every triennial actuarial valuation to ensure that the strategy remains consistent with its funding principles. The trustees may review the strategy more frequently if opportunities arise to reduce risk within the investments without jeopardizing the funding position.
Assets of the United Kingdom plans are invested in externally managed pooled funds. The target asset allocation for one of the United Kingdom plans is 55% actively managed target return funds, 30% actively and passively managed bond and gilt funds and 15% actively managed property funds. The target asset allocation for the other United Kingdom plan is 50% actively managed target return funds, 45% actively and passively managed bond and gilt funds and 5% in an actively managed property fund. The target return funds diversify assets across multiple asset classes (which may include, among others, traditional equities and bonds) and may use derivatives. The bond and gilt funds generally invest in fixed income debt securities including government bonds, gilts, high yield and emerging market bonds, and investment grade corporate bonds and may use derivatives. The property funds are invested predominately in freehold and leasehold property.

CF INDUSTRIES HOLDINGS, INC.

The fair values of our pension plan assets as of December 31, 2018 and 2017, by major asset class, are as follows:

	North America
	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$19	$—	$19	$—
Equity mutual funds
Index equity(2)	99	99	—	—
Pooled equity(3)	27	—	27	—
Fixed income
U.S. Treasury bonds and notes(4)	34	34	—	—
Pooled mutual funds(5)	109	—	109	—
Corporate bonds and notes(6)	376	—	376	—
Government and agency securities(7)	7	—	7	—
Other(8)	3	—	3	—
Total assets at fair value by fair value levels	$674	$133	$541	$—
Accruals and payables—net	(1)
Total assets	$673

	United Kingdom
	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$2	$2	$—	$—
Pooled target return funds(9)	194	—	194	—
Fixed income				—
Pooled UK government index-linked securities(10)	29	—	29	—
Pooled global fixed income funds(11)	116	—	116	—
Total assets at fair value by fair value levels	$341	$2	$339	$—
Pooled property funds measured at NAV as a practical expedient(12)	42
Total assets	$383

CF INDUSTRIES HOLDINGS, INC.

	North America
	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$26	$—	$26	$—
Equity mutual funds
Index equity(2)	136	136	—	—
Pooled equity(3)	42	—	42	—
Fixed income
U.S. Treasury bonds and notes(4)	15	15	—	—
Pooled mutual funds(5)	106	—	106	—
Corporate bonds and notes(6)	400	—	400	—
Government and agency securities(7)	9	—	9	—
Other(8)	3	—	3	—
Total assets at fair value by fair value levels	$737	$151	$586	$—
Receivables—net	1
Total assets	$738

	United Kingdom
	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$5	$5	$—	$—
Pooled target return funds(9)	213	—	213	—
Fixed income
Pooled UK government index-linked securities(10)	31	—	31	—
Pooled global fixed income funds(11)	122	—	122	—
Total assets at fair value by fair value levels	$371	$5	$366	$—
Pooled property funds measured at NAV as a practical expedient(12)	43
Total assets	$414
_______________________________________________________________________________

(1)	Cash and cash equivalents are primarily repurchase agreements and short-term money market funds.

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

CF INDUSTRIES HOLDINGS, INC.

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

We have defined contribution plans covering substantially all employees in North America and the United Kingdom. Depending on the specific provisions of each plan, qualified employees receive company contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. In 2018, 2017, and 2016, we recognized expense related to company contributions to the defined contribution plans of $18 million, $18 million, and $16 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other liabilities in our consolidated balance sheets for these plans were $2 million and $15 million as of December 31, 2018 and $2 million and $16 million as of December 31, 2017, respectively. We recognized expense for these plans of $1 million, $2 million, and $3 million in 2018, 2017, and 2016, respectively. The expense recognized in 2017 and 2016 includes a settlement charge of $1 million in each year.

CF INDUSTRIES HOLDINGS, INC.

12.   Financing Agreements
Revolving Credit Agreement
We have a senior secured revolving credit agreement (as amended, the Revolving Credit Agreement) providing for a revolving credit facility of up to $750 million with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries, the borrower under the Revolving Credit Agreement, may also designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof or the District of Columbia.
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
As of December 31, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $746 million (net of outstanding letters of credit of $4 million). There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2018 or December 31, 2017, or during 2018 or 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the year ended December 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of December 31, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of December 31, 2018, approximately $114 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2018 and 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	December 31, 2018		December 31, 2017
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	500	497	500	496
3.450% due June 2023	3.562%	750	747	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	495	500	493
4.500% due December 2026	4.759%	750	737	750	736
Total long-term debt		$4,750	$4,698	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million and $12 million as of December 31, 2018 and 2017, respectively, and total deferred debt issuance costs were $41 million and $46 million as of December 31, 2018 and 2017, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

13. Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Interest on borrowings(1)	$228	$300	$303
Fees on financing agreements(1)(2)(3)	13	16	59
Interest on tax liabilities	1	1	4
Interest capitalized	(1)	(2)	(166)
Interest expense	$241	$315	$200
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

(2)
Fees on financing agreements for the year ended December 31, 2016 includes $28 million of fees related to the termination of the tranche B commitment under the bridge credit agreement as a result of the termination of our definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI.

(3)
Fees on financing agreements for the year ended December 31, 2016 includes $9 million of accelerated amortization of deferred fees related to the payment of the senior notes due 2022, 2025 and 2027 in November 2016, $2 million of accelerated amortization of deferred fees related to the July 2016 amendment to the Revolving Credit Agreement, which reduced the Revolving Credit Facility to $1.5 billion from $2.0 billion, and $4 million of accelerated amortization of deferred fees related to the November 2016 amendment to the Revolving Credit Agreement, which reduced the Revolving Credit Facility to $750 million from $1.5 billion. See Note 12—Financing Agreements for additional information.

CF INDUSTRIES HOLDINGS, INC.

14.   Other Operating Expenses
Other operating—net
Details of other operating—net are as follows:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Insurance proceeds(1)	$(10)	$—	$—
Loss on disposal of property, plant and equipment—net	6	3	10
Expansion project costs(2)	—	—	73
(Gain) loss on foreign currency transactions(3)	(5)	2	93
Loss on embedded derivative(4)	1	4	23
Other	(19)	9	9
Other operating—net	$(27)	$18	$208
___________________________________________________________________________

(1)	Income related to a property insurance claim at one of our nitrogen complexes.

(2)
Expansion project costs that did not qualify for capitalization include amounts related to administrative and consulting services for our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana. Our capacity expansion projects were completed as of December 31, 2016.

(3)	(Gain) loss on foreign currency transactions primarily relates to the unrealized foreign currency exchange rate impact on intercompany debt that has not been permanently invested.

(4)	The loss on embedded derivative consists of unrealized and realized losses related to a provision of our strategic venture with CHS. See Note 9—Fair Value Measurements for additional information.
Transaction costs
Pursuant to the termination agreement entered into on May 22, 2016, under which CF Holdings, OCI and the other parties to the Combination Agreement agreed to terminate the Combination Agreement by mutual written consent, CF Holdings paid OCI a termination fee of $150 million, which is included in transaction costs in our consolidated statement of operations for the year ended December 31, 2016.
15.   Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in commodity prices. Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of December 31, 2018, we had natural gas basis swaps covering certain periods through March 2019.
As of December 31, 2018, we had open natural gas derivative contracts for 6.6 million MMBtus of natural gas basis swaps. As of December 31, 2017, we had open natural gas derivative contracts for 35.9 million MMBtus that included natural gas fixed price swaps and basis swaps. For the year ended December 31, 2018, we used derivatives to cover approximately 9% of our natural gas consumption.

CF INDUSTRIES HOLDINGS, INC.

The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2018	2017	2016
		(in millions)
Natural gas derivatives
Unrealized net gains (losses)	Cost of sales	13	(61)	260
Realized net losses	Cost of sales	(2)	(26)	(133)
Net derivative gains (losses)		$11	$(87)	$127

The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2018 and 2017, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2018	2017		2018	2017
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$2	$1	Other current liabilities	$—	$(12)
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

•
Close-out netting rights are provided in the event of a default or other termination event (as defined in the ISDA agreements), including bankruptcy. Depending on the cause of early termination, the non-defaulting party may elect to terminate all or some transactions outstanding under the ISDA agreement. The values of all terminated transactions and certain other payments under the ISDA agreement are netted, resulting in a single net close-out amount payable to or by the non-defaulting party. Termination values may be determined using a mark-to-market approach or based on a party’s good faith estimate of its loss. If the final net close-out amount is payable by the non-defaulting party, that party’s obligation to make the payment may be conditioned on factors such as the termination of all derivative transactions between the parties or payment in full of all of the defaulting party’s obligations to the non-defaulting party, in each case regardless of whether arising under the ISDA agreement or otherwise.

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

CF INDUSTRIES HOLDINGS, INC.

Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of December 31, 2018 and 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2018 and 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2018 and 2017:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2018
Total derivative assets	$2	$—	$—	$2
Total derivative liabilities	—	—	—	—
Net derivative assets	$2	$—	$—	$2
December 31, 2017
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(12)	(1)	—	(11)
Net derivative liabilities	$(11)	$—	$—	$(11)
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
16.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2018	2017
	(in millions)
Trade	$226	$297
Other	9	10
Accounts receivable—net	$235	$307
Trade accounts receivable is net of an allowance for doubtful accounts of $3 million as of December 31, 2018 and 2017.

CF INDUSTRIES HOLDINGS, INC.

Inventories
Inventories consist of the following:

	December 31,
	2018	2017
	(in millions)
Finished goods	$272	$233
Raw materials, spare parts and supplies	37	42
Total inventories	$309	$275

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2018	2017
	(in millions)
Accounts payable	$101	$99
Accrued natural gas costs	129	109
Payroll and employee-related costs	79	65
Accrued interest	39	38
Accrued share repurchases	33	—
Other	164	161
Accounts payable and accrued expenses	$545	$472
Payroll and employee-related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes.
Accrued interest includes interest payable on our outstanding senior notes. See Note 12—Financing Agreements and Note 13—Interest Expense for additional information.
Other includes accrued utilities, property taxes, sales incentives and other credits, accrued litigation settlement costs, accrued maintenance and professional services.
Other Current Liabilities
As of December 31, 2018, other current liabilities of $6 million includes $5 million representing the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS. As of December 31, 2017, other current liabilities of $17 million consists of $12 million of unrealized loss on natural gas derivatives and $5 million of the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS.
See Note 9—Fair Value Measurements, Note 15—Derivative Financial Instruments and Note 17—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

Other Liabilities
Other liabilities consist of the following:

	December 31,
	2018	2017
	(in millions)
Benefit plans and deferred compensation	$280	$324
Tax-related liabilities	96	93
Unrealized loss on embedded derivative	16	20
Environmental and related costs	7	7
Other	11	16
Other liabilities	$410	$460
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

	Year ended December 31,
	2018			2017			2016
	CFN	TNCLP	Total	CFN	TNCLP	Total	CFN	TNCLP	Total
		(in millions)
Noncontrolling interests:
Beginning balance	$2,772	$333	$3,105	$2,806	$338	$3,144	$—	$352	$352
Issuance of noncontrolling interest in CFN	—	—	—	—	—	—	2,792	—	2,792
Earnings attributable to noncontrolling interests	130	8	138	73	19	92	93	26	119
Declaration of distributions payable	(129)	(10)	(139)	(107)	(24)	(131)	(79)	(40)	(119)
Purchase of TNCLP Public Units	—	(331)	(331)	—	—	—	—	—	—
Ending balance	$2,773	$—	$2,773	$2,772	$333	$3,105	$2,806	$338	$3,144
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	129	10	139	107	24	131	79	40	119
Distributions to noncontrolling interests	(129)	(10)	(139)	(107)	(24)	(131)	(79)	(40)	(119)
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

CF Industries Nitrogen, LLC (CFN)
We have a strategic venture with CHS under which they own an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.
In the first quarter of 2019, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2018 in accordance with CFN’s limited liability company agreement. On January 31, 2019, CFN distributed $86 million to CHS for the distribution period ended December 31, 2018.
Terra Nitrogen Company, L.P. (TNCLP)
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). TNGP completed its purchase of the TNCLP Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million, which was recognized as a reduction in paid-in capital of $62 million; a deferred tax liability of $5 million; and the removal of the TNCLP noncontrolling interests, as shown in the table above. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
Prior to April 2, 2018, TNCLP was a master limited partnership that owned a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. We owned approximately 75.3% of TNCLP through general and limited partnership interests and outside investors owned the remaining approximately 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership were consolidated into our financial statements. The outside investors’ limited partnership interests in TNCLP were recorded in noncontrolling interests in our consolidated financial statements. The noncontrolling interest represented the noncontrolling unitholders’ interest (prior to the Purchase) in the earnings and equity of TNCLP. Affiliates of CF Industries were required to purchase all of TNCLP’s fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
In each quarter of 2017 and 2016, the minimum quarterly distributions requirements under the TNCLP Agreement of Limited Partnership were satisfied, which entitled TNGP to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP assigned its right to receive such incentive distributions to an affiliate of TNGP that was also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the years ended December 31, 2017 and 2016 were $41 million and $65 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

18.   Stockholders’ Equity
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
On August 1, 2018, the Board authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020 (the 2018 Share Repurchase Program). In the third and fourth quarters of 2018, we repurchased 10.9 million shares for $500 million, completing the 2018 Share Repurchase Program. As of December 31, 2018, $33 million of the repurchases were accrued and not yet settled. At December 31, 2018, we held 10,982,408 shares of treasury stock. The following table summarizes the share repurchases under the 2018 Share Repurchase Program:

	Shares	Amounts
	(in millions)
Third quarter	1.8	$91
Fourth quarter	9.1	409
Total shares repurchased in 2018	10.9	$500
As of December 31, 2018, 2017 and 2016, we held in treasury approximately 11 million shares, 1 thousand shares and 28 thousand shares, respectively, of repurchased stock.
During 2016, we retired 2.4 million shares of repurchased stock. The retired shares were returned to the status of authorized but unissued shares. As part of the retirements, we reduced our treasury stock, paid-in capital, and retained earnings balances for 2016 by $150 million, $14 million, and $136 million, respectively.
Changes in common shares outstanding are as follows:

	Year ended December 31,
	2018	2017	2016
Beginning balance	233,287,089	233,114,169	233,081,556
Exercise of stock options	462,647	90,938	17,600
Issuance of restricted stock(1)	68,803	93,833	44,941
Forfeitures of restricted stock	—	—	(10,000)
Purchase of treasury shares(2)	(11,000,044)	(11,851)	(19,928)
Ending balance	222,818,495	233,287,089	233,114,169
_______________________________________________________________________________

(1)	Includes shares issued from treasury.

(2)	Includes shares withheld to pay employee tax obligations upon the vesting of restricted stock.
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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive (Loss) Income
Changes to accumulated other comprehensive (loss) income (AOCI) and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
	(in millions)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Unrealized loss	—	(1)	—	—	(1)
Reclassification to earnings(2)	—	1	—	1	2
Loss arising during the period	—	—	—	(97)	(97)
Effect of exchange rate changes and deferred taxes	(74)	—	—	22	(52)
Balance as of December 31, 2016	(272)	1	5	(132)	(398)
Reclassification to earnings(2)	—	—	(1)	1	—
Gain arising during the period	—	—	—	19	19
Effect of exchange rate changes and deferred taxes	127	—	—	(11)	116
Balance as of December 31, 2017	(145)	1	4	(123)	(263)
Adoption of ASU 2016-01 (1)	—	(1)	—	—	(1)
Adoption of ASU 2018-02 (1)	—	—	1	(11)	(10)
Gain arising during the period	—	—	—	3	3
Reclassification to earnings(2)	—	—	—	2	2
Effect of exchange rate changes and deferred taxes	(105)	—	—	3	(102)
Balance as of December 31, 2018	$(250)	$—	$5	$(126)	$(371)
_______________________________________________________________________________

(1)	See Note 3—New Accounting Standards for additional information.

(2)	Reclassifications out of AOCI to the consolidated statements of operations were not material.

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
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the 2014 Equity and Incentive Plan is the sum of (i) 13.9 million and (ii) the number of shares subject to outstanding awards under our predecessor plans to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the 2014 Equity and Incentive Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the 2014 Equity and Incentive Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the 2014 Equity and Incentive Plan. As of December 31, 2018, we had 8.4 million shares available for future awards under the 2014 Equity and Incentive Plan. The 2014 Equity and Incentive Plan provides that no more than 5.0 million underlying shares may be granted to a participant in any one calendar year.
Restricted Stock Awards, Restricted Stock Units and Performance Share Units
The fair value of a restricted stock award (RSA) or a restricted stock unit (RSU) is equal to the number of shares subject to the award multiplied by the closing market price of our common stock on the date of grant. We estimated the fair value of each performance share unit (PSU) on the date of grant using a Monte Carlo simulation. RSUs granted in 2018 generally vest over three years in three equal annual installments on the anniversary of the grant date. RSUs granted prior to 2018 vest in three years from the date of grant. PSUs are granted to key employees and generally vest three years from the date of grant. The vesting of PSUs is also subject to the attainment of applicable performance goals during the performance period. The RSAs awarded to non-management members of the Board vest the earlier of one year from the date of the grant or the date of the next annual stockholder meeting. During the vesting period, the holders of the RSAs are entitled to dividends and voting rights. During the vesting period, the holders of the RSUs are paid dividend equivalents in cash to the extent we pay cash dividends. PSUs accrue dividend equivalents to the extent we pay cash dividends on our common stock during the performance and vesting periods. Upon vesting of the PSUs, holders are paid the cash equivalent of the dividends paid during the performance and vesting periods based on the shares of common stock, if any, delivered in settlement of PSUs. Holders of RSUs and PSUs are not entitled to voting rights unless and until the awards have vested.
A summary of restricted stock activity during the year ended December 31, 2018 is presented below.

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of December 31, 2017	51,258	$27.31	270,245	$35.88	140,581	$49.79
Granted	37,870	40.40	332,603	43.09	77,097	44.59
Restrictions lapsed (vested)(1)	(51,258)	27.31	(30,933)	59.31	(19,741)	91.13
Forfeited	—	—	(2,108)	43.14	—	—
Outstanding as of December 31, 2018	37,870	40.40	569,807	38.79	197,937	43.64
_______________________________________________________________________________

(1)
For performance share units, the shares represent the performance share units granted in 2015, for which the three year performance period ended December 31, 2017. Because the applicable performance goals were not met, no common shares were delivered in settlement of these units.

CF INDUSTRIES HOLDINGS, INC.

The 2018, 2017 and 2016 weighted-average grant date fair value for RSAs was $40.40, $27.31, and $27.85, for RSUs was $43.09, $31.20, and $36.00, and for PSUs was $44.59, $45.37, and $40.62, respectively.
Selected amounts pertaining to restricted stock awards that vested are as follows:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Actual tax benefit realized from restricted stock vested	$1	$1	$1
Fair value of restricted stock vested	$3	$2	$2
Stock Options
Under the 2014 Equity and Incentive Plan and our predecessor plans, we have granted to plan participants nonqualified stock options to purchase shares of our common stock. The exercise price of these options was equal to the market price of our common stock on the date of grant. The contractual life of each option was ten years and generally one-third of the options vest on each of the first three anniversaries of the date of grant. No stock option awards were granted to plan participants during 2018.
The fair value of each stock option award was estimated using the Black-Scholes option valuation model. Key assumptions used and resulting grant date fair values are shown in the following table:

	2017	2016
Weighted-average assumptions:
Expected term of stock options	4.3 Years	4.3 Years
Expected volatility	40%	39%
Risk-free interest rate	1.9%	1.2%
Expected dividend yield	3.9%	3.3%
Weighted-average grant date fair value	$7.66	$8.97
The expected volatility of our stock options was based on the combination of the historical volatility of our common stock and implied volatilities of exchange traded options on our common stock. The expected term of options was estimated based on our historical exercise experience, post-vesting employment termination behavior and the contractual term. The risk-free interest rate was based on the U.S. Treasury Strip yield curve in effect at the time of grant for the expected term of the options.
A summary of stock option activity during the year ended December 31, 2018 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	6,432,734	$37.97
Exercised	(462,647)	26.50
Forfeited	(18,109)	33.07
Expired	(167,878)	41.72
Outstanding as of December 31, 2018	5,784,100	38.79
Exercisable as of December 31, 2018	4,188,841	41.20

CF INDUSTRIES HOLDINGS, INC.

Selected amounts pertaining to stock option exercises are as follows:

	2018	2017	2016
	(in millions)
Cash received from stock option exercises	$12	$1	$—
Actual tax benefit realized from stock option exercises	$2	$1	$—
Pre-tax intrinsic value of stock options exercised	$10	$2	$—
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$13.40 - $20.00	357,700	1.3	$15.72	$10	357,700	1.3	$15.72	$10
$20.01 - $62.25	5,426,400	6.4	40.31	36	3,831,141	5.8	43.58	19
	5,784,100	6.1	38.79	$46	4,188,841	5.4	41.20	$29
_______________________________________________________________________________

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $43.51 as of December 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Stock-based compensation expense	$21	$17	$19
Income tax benefit	(4)	(6)	(7)
Stock-based compensation expense, net of income taxes	$17	$11	$12
As of December 31, 2018, pre-tax unrecognized compensation cost was $5 million for stock options, which will be recognized over a weighted-average period of 1.1 years, $12 million for RSAs and RSUs, which will be recognized over a weighted-average period of 1.7 years, and $6 million for PSUs, which will be recognized over a weighted-average period of 2.0 years.
Excess tax benefits realized from the vesting of restricted stock or stock option exercises are recognized as an income tax benefit in our consolidated statements of operations and are required to be reported as an operating cash inflow rather than a reduction of taxes paid. The excess tax benefits realized in 2018, 2017 and 2016 were $6 million, $1 million, and zero, respectively.

CF INDUSTRIES HOLDINGS, INC.

20.   Contingencies
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) were named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases were consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities manufactured and sold to others were delivered to the facility and may have been stored at the West facility at the time of the incident.
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on July 23, 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility’s sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to our sale of the phosphate mining and manufacturing business in March 2014. We and Mosaic have separately had continued discussions with the EPA subsequent to our sale of the phosphate mining and manufacturing business with respect to this matter. We do not know at this time if this matter will be settled prior to initiation of formal legal action.

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
Other Environmental Matters
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
Segment data for sales, cost of sales and gross margin for 2018, 2017 and 2016 are presented in the tables below.

	Ammonia(2)	Granular Urea(1)(2)	UAN(1)(2)	AN(1)	Other(1)	Consolidated(2)
	(in millions)
Year ended December 31, 2018
Net sales	$1,028	$1,322	$1,234	$460	$385	$4,429
Cost of sales	867	889	1,007	414	335	3,512
Gross margin	$161	$433	$227	$46	$50	917
Total other operating costs and expenses						187
Equity in earnings of operating affiliates						36
Operating earnings						$766
Year ended December 31, 2017
Net sales	$1,209	$971	$1,134	$497	$319	$4,130
Cost of sales	1,070	855	1,053	446	272	3,696
Gross margin	$139	$116	$81	$51	$47	434
Total other operating costs and expenses						209
Equity in earnings of operating affiliates						9
Operating earnings						$234
Year ended December 31, 2016
Net sales	$981	$831	$1,196	$411	$266	$3,685
Cost of sales	714	583	919	409	217	2,842
Gross margin	$267	$248	$277	$2	$49	843
Total other operating costs and expenses						560
Equity in loss of operating affiliates						(145)
Operating earnings						$138
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

(2)
As a result of our adoption of ASU No. 2017-07 on January 1, 2018, cost of sales and gross margin were adjusted for the years ended December 31, 2017 and 2016. See Note 3—New Accounting Standards for additional information.

	Ammonia	Granular Urea	UAN	AN	Other	Corporate	Consolidated
	(in millions)
Depreciation and amortization
Year ended December 31, 2018	$155	$276	$270	$85	$67	$35	$888
Year ended December 31, 2017	$183	$246	$265	$85	$57	$47	$883
Year ended December 31, 2016	$96	$112	$247	$93	$46	$84	$678

CF INDUSTRIES HOLDINGS, INC.

Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Sales by geographic region (based on destination of shipments):
United States	$3,160	$2,851	$2,728
Foreign:
Canada	379	352	349
North America excluding U.S. and Canada	81	50	24
United Kingdom	425	427	394
Other foreign	384	450	190
Total foreign	1,269	1,279	957
Consolidated	$4,429	$4,130	$3,685

	December 31,
	2018	2017	2016
	(in millions)
Property, plant and equipment—net by geographic region:
United States	$7,426	$7,921	$8,444
Foreign:
Canada	544	551	523
United Kingdom	653	703	685
Total foreign	1,197	1,254	1,208
Consolidated	$8,623	$9,175	$9,652
Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers, and industrial users. In 2018, 2017 and 2016, CHS accounted for approximately 14%, 11% and 12% of our consolidated net sales, respectively. See Note 17—Noncontrolling Interests for additional information.
22.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$227	$311	$144
Income taxes—net of refunds	7	(807)	(110)

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	2	(179)	(263)
Change in capitalized expenditures in other liabilities	—	—	(55)
Change in noncontrolling interests in other liabilities	—	—	8
Change in accrued share repurchases	33	—	—

CF INDUSTRIES HOLDINGS, INC.

23.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2018 dollars is $77 million. We have not recorded a liability for these conditional AROs as of December 31, 2018 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen fertilizer manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
24.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments range from approximately two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain provisions for automatic annual renewal thereafter unless canceled by either party.
Future minimum payments under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 are shown below.

Operating Lease Payments
(in millions)
2019	$93
2020	80
2021	59
2022	41
2023	28
Thereafter	62
$363
Total rent expense for cancelable and noncancelable operating leases was $121 million for 2018, $125 million for 2017 and $111 million for 2016.

CF INDUSTRIES HOLDINGS, INC.

25.   Quarterly Data—Unaudited
The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2018. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited consolidated financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended,
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share amounts)
2018
Net sales	$957	$1,300	$1,040	$1,132	$4,429
Gross margin	190	312	173	242	917
Unrealized gains on natural gas derivatives(1)	3	5	3	2	13
Net earnings attributable to common stockholders	63	148	30	49	290
Net earnings per share attributable to common stockholders
Basic(2)	0.27	0.63	0.13	0.21	1.25
Diluted(2)	0.27	0.63	0.13	0.21	1.24
2017
Net sales	$1,037	$1,124	$870	$1,099	$4,130
Gross margin(3)	107	173	11	143	434
Unrealized (losses) gains on natural gas derivatives(1)	(53)	(18)	7	3	(61)
Net (loss) earnings attributable to common stockholders(4)	(23)	3	(87)	465	358
Net (loss) earnings per share attributable to common stockholders(4)
Basic(2)	(0.10)	0.01	(0.37)	1.99	1.53
Diluted(2)	(0.10)	0.01	(0.37)	1.98	1.53
_______________________________________________________________________________

(1)	Amounts represent pre-tax unrealized (losses) gains on natural gas derivatives, which are included in gross margin. See Note 15—Derivative Financial Instruments for additional information.

(2)	The sum of the four quarters is not necessarily the same as the total for the year.

(3)
Gross margin for the three months ended March 31, June 30 and September 30, 2018 have been adjusted to reflect our January 1, 2018 adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, we reclassified certain amounts from cost of sales and gross margin to other non-operating—net. See Note 3—New Accounting Standards for additional information.

(4)
For the three months ended December 31, 2017, net earnings attributable to common stockholders includes the Tax Reform impact of $491 million that is included in income tax benefit, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $2.09. See Note 10—Income Taxes for additional information.

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
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the years ended December 31, 2018, 2017 and 2016 and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of December 31, 2018 and 2017. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income (loss) or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of December 31, 2018, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the Non-Guarantors column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the Subsidiary Guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$349	$3,470	$3,604	$(2,994)	$4,429
Cost of sales	—	288	3,237	2,970	(2,983)	3,512
Gross margin	—	61	233	634	(11)	917
Selling, general and administrative expenses	4	1	143	77	(11)	214
Other operating—net	—	(11)	(1)	(15)	—	(27)
Total other operating costs and expenses	4	(10)	142	62	(11)	187
Equity in earnings of operating affiliates	—	2	—	34	—	36
Operating (loss) earnings	(4)	73	91	606	—	766
Interest expense	—	245	14	5	(23)	241
Interest income	(2)	(5)	(9)	(20)	23	(13)
Net earnings of wholly owned subsidiaries	(292)	(423)	(477)	—	1,192	—
Other non-operating—net	—	—	(2)	(7)	—	(9)
Earnings before income taxes	290	256	565	628	(1,192)	547
Income tax (benefit) provision	—	(36)	151	4	—	119
Net earnings	290	292	414	624	(1,192)	428
Less: Net earnings attributable to noncontrolling interests	—	—	—	138	—	138
Net earnings attributable to common stockholders	$290	$292	$414	$486	$(1,192)	$290

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$290	$292	$414	$624	$(1,192)	$428
Other comprehensive loss	(109)	(109)	(87)	(103)	311	(97)
Comprehensive income	181	183	327	521	(881)	331
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	138	—	138
Comprehensive income attributable to common stockholders	$181	$183	$327	$383	$(881)	$193

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$442	$3,257	$3,380	$(2,949)	$4,130
Cost of sales	—	278	3,382	2,985	(2,949)	3,696
Gross margin	—	164	(125)	395	—	434
Selling, general and administrative expenses	4	(4)	112	79	—	191
Other operating—net	—	2	3	13	—	18
Total other operating costs and expenses	4	(2)	115	92	—	209
Equity in (loss) earnings of operating affiliates	—	(3)	—	12	—	9
Operating (loss) earnings	(4)	163	(240)	315	—	234
Interest expense	—	318	37	5	(45)	315
Interest income	—	(33)	(11)	(13)	45	(12)
Loss on debt extinguishment	—	53	—	—	—	53
Net loss (earnings) of wholly owned subsidiaries	361	1,091	(204)	—	(1,248)	—
Other non-operating—net	—	—	4	(1)	—	3
(Loss) earnings before income taxes	(365)	(1,266)	(66)	324	1,248	(125)
Income tax (benefit) provision	(723)	(905)	1,037	16	—	(575)
Net earnings (loss)	358	(361)	(1,103)	308	1,248	450
Less: Net earnings attributable to noncontrolling interests	—	—	—	92	—	92
Net earnings (loss) attributable to common stockholders	$358	$(361)	$(1,103)	$216	$1,248	$358

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year ended December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings (loss)	$358	$(361)	$(1,103)	$308	$1,248	$450
Other comprehensive income	135	135	91	130	(356)	135
Comprehensive income (loss)	493	(226)	(1,012)	438	892	585
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	92	—	92
Comprehensive income (loss) attributable to common stockholders	$493	$(226)	$(1,012)	$346	$892	$493

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$362	$2,932	$2,939	$(2,548)	$3,685
Cost of sales	—	207	2,803	2,380	(2,548)	2,842
Gross margin	—	155	129	559	—	843
Selling, general and administrative expenses	4	9	104	56	—	173
Transaction costs	(46)	—	223	2	—	179
Other operating—net	—	7	30	171	—	208
Total other operating costs and expenses	(42)	16	357	229	—	560
Equity in loss of operating affiliates	—	—	—	(145)	—	(145)
Operating earnings (losses)	42	139	(228)	185	—	138
Interest expense	—	347	85	(155)	(77)	200
Interest income	—	(49)	(8)	(25)	77	(5)
Loss on debt extinguishment	—	167	—	—	—	167
Net loss (earnings) of wholly owned subsidiaries	304	92	(315)	—	(81)	—
Other non-operating—net	—	—	4	(2)	—	2
(Loss) earnings before income taxes	(262)	(418)	6	367	81	(226)
Income tax provision (benefit)	15	(114)	18	13	—	(68)
Net (loss) earnings	(277)	(304)	(12)	354	81	(158)
Less: Net earnings attributable to noncontrolling interest	—	—	—	119	—	119
Net (loss) earnings attributable to common stockholders	$(277)	$(304)	$(12)	$235	$81	$(277)

Condensed Consolidating Statement of Comprehensive (Loss) Income

	Year ended December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(277)	$(304)	$(12)	$354	$81	$(158)
Other comprehensive loss	(148)	(148)	(68)	(134)	350	(148)
Comprehensive (loss) income	(425)	(452)	(80)	220	431	(306)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	119	—	119
Comprehensive (loss) income attributable to common stockholders	$(425)	$(452)	$(80)	$101	$431	$(425)

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$36	$27	$65	$554	$—	$682
Accounts and notes receivable—net	135	500	1,203	911	(2,514)	235
Inventories	—	4	142	163	—	309
Prepaid income taxes	—	—	24	4	—	28
Other current assets	—	—	15	5	—	20
Total current assets	171	531	1,449	1,637	(2,514)	1,274
Property, plant and equipment—net	—	—	118	8,505	—	8,623
Investments in affiliates	3,656	8,208	6,857	94	(18,722)	93
Goodwill	—	—	2,064	289	—	2,353
Other assets	—	4	126	320	(132)	318
Total assets	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$870	$374	$1,429	$386	$(2,514)	$545
Income taxes payable	—	—	5	—	—	5
Customer advances	—	—	149	—	—	149
Other current liabilities	—	—	6	—	—	6
Total current liabilities	870	374	1,589	386	(2,514)	705
Long-term debt	—	4,698	43	89	(132)	4,698
Deferred income taxes	—	—	960	157	—	1,117
Other liabilities	—	15	232	163	—	410
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,363	(5,363)	2
Paid-in capital	1,368	1,799	9,070	1,265	(12,134)	1,368
Retained earnings	2,463	2,229	(995)	965	(2,199)	2,463
Treasury stock	(504)	—	—	—	—	(504)
Accumulated other comprehensive loss	(372)	(372)	(277)	(324)	974	(371)
Total stockholders’ equity	2,957	3,656	7,798	7,269	(18,722)	2,958
Noncontrolling interests	—	—	(8)	2,781	—	2,773
Total equity	2,957	3,656	7,790	10,050	(18,722)	5,731
Total liabilities and equity	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$15	$388	$432	$—	$835
Accounts and notes receivable—net	743	1,553	2,670	768	(5,427)	307
Inventories	—	4	104	167	—	275
Prepaid income taxes	—	—	33	—	—	33
Other current assets	—	—	10	5	—	15
Total current assets	743	1,572	3,205	1,372	(5,427)	1,465
Property, plant and equipment—net	—	—	123	9,052	—	9,175
Deferred income taxes	—	8	—	—	(8)	—
Investments in affiliates	4,055	8,411	6,490	108	(18,956)	108
Goodwill	—	—	2,063	308	—	2,371
Other assets	—	85	82	453	(276)	344
Total assets	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,219	$1,314	$2,658	$708	$(5,427)	$472
Income taxes payable	—	—	—	2	—	2
Customer advances	—	—	89	—	—	89
Other current liabilities	—	—	14	3	—	17
Total current liabilities	1,219	1,314	2,761	713	(5,427)	580
Long-term debt	—	4,692	198	78	(276)	4,692
Deferred income taxes	—	—	876	179	(8)	1,047
Other liabilities	—	16	243	201	—	460
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,738	(4,738)	2
Paid-in capital	1,397	1,854	9,505	1,783	(13,142)	1,397
Retained earnings	2,443	2,463	(1,432)	709	(1,740)	2,443
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(263)	(263)	(180)	(221)	664	(263)
Total stockholders’ equity	3,579	4,054	7,893	7,009	(18,956)	3,579
Noncontrolling interests	—	—	(8)	3,113	—	3,105
Total equity	3,579	4,054	7,885	10,122	(18,956)	6,684
Total liabilities and equity	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$290	$292	$414	$624	$(1,192)	$428
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9	22	857	—	888
Deferred income taxes	—	—	88	(10)	—	78
Stock-based compensation expense	21	—	—	1	—	22
Unrealized net gain on natural gas derivatives	—	—	(10)	(3)	—	(13)
Loss on embedded derivative	—	—	1	—	—	1
Loss on disposal of property, plant and equipment	—	—	—	6	—	6
Undistributed earnings of affiliates—net	(292)	(423)	(477)	(3)	1,192	(3)
Changes in:
Intercompany accounts receivable/accounts payable—net	(14)	(117)	169	(38)	—	—
Accounts receivable—net	—	(7)	68	7	—	68
Inventories	—	(1)	(37)	(14)	—	(52)
Accrued and prepaid income taxes	(1)	(35)	51	(7)	—	8
Accounts and notes payable and accrued expenses	—	(12)	34	22	—	44
Customer advances	—	—	59	—	—	59
Other—net	—	9	7	(53)	—	(37)
Net cash provided by (used in) operating activities	4	(285)	389	1,389	—	1,497
Investing Activities:
Additions to property, plant and equipment	—	—	(14)	(408)	—	(422)
Proceeds from sale of property, plant and equipment	—	—	—	26	—	26
Distributions received from unconsolidated affiliates	—	503	7	(500)	—	10
Insurance proceeds	—	—	—	10	—	10
Investments in consolidated subsidiaries - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash provided by (used in) investing activities	—	472	(422)	(425)	—	(375)
Financing Activities:
Long-term debt—net	—	69	90	(159)	—	—
Short-term debt—net	234	292	(424)	(102)	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(280)	(537)	—	(49)	586	(280)
Dividends to/from affiliates	537	—	49	—	(586)	—
Acquisition of noncontrolling interests in TNCLP	—	—	—	(388)	—	(388)
Payment to CHS related to credit provision	—	—	(5)	—	—	(5)
Distributions to noncontrolling interests	—	—	—	(139)	—	(139)
Purchases of treasury stock	(467)	—	—	—	—	(467)
Issuances of common stock under employee stock plans	12	—	—	—	—	12
Shares withheld for taxes	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities	32	(175)	(290)	(837)	—	(1,270)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
Increase (decrease) in cash and cash equivalents	36	12	(323)	122	—	(153)
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$36	$27	$65	$554	$—	$682

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings (loss)	$358	$(361)	$(1,103)	$308	$1,248	$450
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	13	22	848	—	883
Deferred income taxes	—	—	(599)	(2)	—	(601)
Stock-based compensation expense	17	—	—	—	—	17
Unrealized net loss on natural gas derivatives	—	—	51	10	—	61
Loss on embedded derivative	—	—	4	—	—	4
Gain on sale of equity method investments	—	—	—	(14)	—	(14)
Loss on debt extinguishment	—	53	—	—	—	53
Loss on disposal of property, plant and equipment	—	—	—	3	—	3
Undistributed losses (earnings) of affiliates—net	361	1,091	(204)	3	(1,248)	3
Changes in:
Intercompany accounts receivable/accounts payable—net	(736)	(1,297)	1,527	506	—	—
Accounts receivable—net	—	—	(51)	(6)	—	(57)
Inventories	—	(4)	60	(16)	—	40
Accrued and prepaid income taxes	(1)	(60)	1,217	(347)	—	809
Accounts and notes payable and accrued expenses	—	228	27	(256)	—	(1)
Customer advances	—	—	48	—	—	48
Other—net	—	(5)	(32)	(30)	—	(67)
Net cash (used in) provided by operating activities	(1)	(342)	967	1,007	—	1,631
Investing Activities:
Additions to property, plant and equipment	—	—	(12)	(461)	—	(473)
Proceeds from sale of property, plant and equipment	—	—	—	20	—	20
Proceeds from sale of equity method investment	—	—	—	16	—	16
Distributions received from unconsolidated affiliates	—	—	179	(165)	—	14
Proceeds from sale of auction rate securities	—	9	—	—	—	9
Other—net	—	—	—	1	—	1
Net cash provided by (used in) investing activities	—	9	167	(589)	—	(413)
Financing Activities:
Long-term debt—net	—	(125)	150	(25)	—	—
Payments of long-term borrowings	—	(1,148)	—	—	—	(1,148)
Short-term debt—net	280	1,584	(1,870)	6	—	—
Payment to CHS related to credit provision	—	—	(5)	—	—	(5)
Financing fees	—	(1)	—	—	—	(1)
Dividends paid on common stock	(280)	—	—	(103)	103	(280)
Distributions to noncontrolling interests	—	—	—	(131)	—	(131)
Issuances of common stock under employee stock plans	1	—	—	—	—	1
Dividends to/from affiliates	—	2	101	—	(103)	—
Net cash provided by (used in) financing activities	1	312	(1,624)	(253)	—	(1,564)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12
(Decrease) increase in cash, cash equivalents and restricted cash	—	(21)	(490)	177	—	(334)
Cash, cash equivalents and restricted cash at beginning of period	—	36	878	255	—	1,169
Cash, cash equivalents and restricted cash at end of period	$—	$15	$388	$432	$—	$835

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(277)	$(304)	$(12)	$354	$81	$(158)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21	55	602	—	678
Deferred income taxes	—	—	740	(1)	—	739
Stock-based compensation expense	18	—	—	1	—	19
Unrealized net gain on natural gas derivatives	—	—	(225)	(35)	—	(260)
Loss on embedded derivative	—	—	23	—	—	23
Impairment of equity method investment in PLNL	—	—	—	134	—	134
Loss on debt extinguishment	—	167	—	—	—	167
Loss on disposal of property, plant and equipment	—	—	2	8	—	10
Undistributed losses (earnings) of affiliates—net	304	92	(315)	9	(81)	9
Changes in:
Intercompany accounts receivable/accounts payable—net	(4)	(10)	308	(294)	—	—
Accounts receivable—net	—	44	(11)	(15)	—	18
Inventories	—	—	(8)	1	—	(7)
Accrued and prepaid income taxes	—	—	(682)	6	—	(676)
Accounts and notes payable and accrued expenses	(8)	(63)	(12)	65	—	(18)
Customer advances	—	—	(120)	—	—	(120)
Other—net	—	(6)	(17)	82	—	59
Net cash provided by (used in) operating activities	33	(59)	(274)	917	—	617
Investing Activities:
Additions to property, plant and equipment	—	—	(25)	(2,186)	—	(2,211)
Proceeds from sale of property, plant and equipment	—	—	4	10	—	14
Investments in unconsolidated affiliates	—	(44)	(649)	—	693	—
Other—net	—	6	—	(4)	—	2
Net cash used in investing activities	—	(38)	(670)	(2,180)	693	(2,195)
Financing Activities:
Long-term debt—net	—	125	—	(125)	—	—
Proceeds from long-term borrowings	—	1,244	—	—	—	1,244
Payments of long-term borrowings	—	(1,170)	—	—	—	(1,170)
Short-term debt—net	106	(40)	(371)	305	—	—
Proceeds from short-term borrowings	—	150	—	—	—	150
Payments on short-term borrowings	—	(150)	—	—	—	(150)
Payment to CHS related to credit provision	—	—	(5)	—	—	(5)
Financing fees	—	(31)	—	—	—	(31)
Dividends paid on common stock	(280)	(140)	(140)	(222)	502	(280)
Issuance of noncontrolling interest in CFN	—	—	—	2,800	—	2,800
Distributions to noncontrolling interests	—	—	—	(119)	—	(119)
Distributions received for CHS strategic venture	—	—	2,000	(2,000)	—	—
Dividends to/from affiliates	140	145	217	—	(502)	—
Other—net	—	—	—	693	(693)	—
Net cash (used in) provided by financing activities	(34)	133	1,701	1,332	(693)	2,439
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(1)	36	757	68	—	860
Cash, cash equivalents and restricted cash at beginning of period	1	—	121	187	—	309
Cash, cash equivalents and restricted cash at end of period	$—	$36	$878	$255	$—	$1,169

CF INDUSTRIES HOLDINGS, INC.

27.   Subsequent Event
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors.

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
(b) Management’s Report on Internal Control over Financial Reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2018. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018, which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CF Industries Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2019

CF INDUSTRIES HOLDINGS, INC.

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information appearing in the Proxy Statement under the headings “Proposal 1: Election of Directors—Director Nominees”; “Proposal 1: Election of Directors—Director Nominee Biographies”; “Executive Officers”; “Corporate Governance—Committees of the Board—Audit Committee”; and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION.
Stephen J. Hagge, John D. Johnson, Anne P. Noonan, Michael J. Toelle and Celso L. White currently serve as the members of the Compensation and Management Development Committee of the Board.
Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation and Benefits Risk Analysis,” “Compensation and Management Development Committee Report,” “Executive Compensation” and “Corporate Governance—Director Compensation.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Common Stock Ownership—Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership—Common Stock Ownership of Directors and Management.”
We currently issue stock-based compensation under the 2014 Equity and Incentive Plan. Under the 2014 Equity and Incentive Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock) and other stock or cash-based awards.
Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,784,100	$38.79	8,401,101
Equity compensation plans not approved by security holders	—	—	—
Total	5,784,100	$38.79	8,401,101
See Note 19—Stock-Based Compensation for additional information on the 2014 Equity and Incentive Plan.

CF INDUSTRIES HOLDINGS, INC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information appearing in the Proxy Statement under the headings “Corporate Governance—Director Independence” and “Policy Regarding Related Person Transactions” is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information appearing in the Proxy Statement under the headings “Proposal 3: Ratification of Selection of Independent Auditor for 2019—Audit and Non-Audit Fees” and “Proposal 3: Ratification of Selection of Independent Auditor for 2019—Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

(1)	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:
	Report of Independent Registered Public Accounting Firm	67
	Consolidated Statements of Operations	68
	Consolidated Statements of Comprehensive Income (Loss)	69
	Consolidated Balance Sheets	70
	Consolidated Statements of Equity	71
	Consolidated Statements of Cash Flows	72
	Notes to Consolidated Financial Statements	73
Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(2)	Exhibits

A list of exhibits filed with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 136 of this report.
ITEM 16.    FORM 10-K SUMMARY.
None.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

2.2
Agreement and Plan of Merger, dated as of March 12, 2010, by and among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)

2.3
Purchase and Sale Agreement, dated August 2, 2012, between CF Industries Holdings, Inc. and Glencore International plc (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)*

2.4
Asset Purchase Agreement, dated October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 1, 2013, File No. 001-32597)*

2.5
Combination Agreement, dated August 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)*

2.6
Amendment No. 1 to the Combination Agreement, dated November 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.2 to CF B.V.’s Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)*

2.7
Second Amendment to the Combination Agreement, dated December 20, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC, OCI N.V., CF B.V. and Finch Merger Company LLC (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 23, 2015, File No. 001-32597)*

2.8
Termination Agreement, dated as of May 22, 2016, by and among CF Industries Holdings, Inc., OCI N.V. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2016, File No. 001-32597)

2.9
Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of December 18, 2015, by and between CF Industries Sales, LLC and CHS Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)*,**

2.10
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of March 30, 2018, by and among CF Industries Nitrogen, LLC, CF Industries Sales, LLC, CF USA Holdings, LLC and CHS Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)*

3.1
Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 25, 2017, File No. 001-32597)

3.2
Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015, as amended April 20, 2018 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

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
4.3
Second Supplemental Indenture, dated as of April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 7.125% Senior Notes due 2020 (includes form of note) (the “2020 Notes Supplement”) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

4.4
First Supplement, dated as of November 21, 2016, relating to the 2020 Notes Supplement (incorporated by reference to Exhibit 4.7 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.5
Second Supplement, dated as of March 29, 2018, relating to the 2020 Notes Supplement (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.6
Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.7
First Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 3.450% Senior Notes due 2023 (includes form of note) (the “2023 Notes Supplement”) (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.8
First Supplement, dated as of November 21, 2016, relating to the 2023 Notes Supplement (incorporated by reference to Exhibit 4.10 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.9
Second Supplement, dated as of March 29, 2018, relating to the 2023 Notes Supplement (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.10
Second Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 4.950% Senior Notes due 2043 (includes form of note) (the “2043 Notes Supplement”) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.11
First Supplement, dated as of November 21, 2016, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.12 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.12
Second Supplement, dated as of March 29, 2018, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.13
Third Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.150% Senior Notes due 2034 (includes form of note) (the “2034 Notes Supplement”) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)

4.14
First Supplement, dated as of November 21, 2016, relating to the 2034 Notes Supplement (incorporated by reference to Exhibit 4.14 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.15
Second Supplement, dated as of March 29, 2018, relating to the 2034 Notes Supplement (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.16
Fourth Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.375% Senior Notes due 2044 (includes form of note) (the “2044 Notes Supplement”) (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.17
First Supplement, dated as of November 21, 2016, relating to the 2044 Notes Supplement (incorporated by reference to Exhibit 4.16 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.18
Second Supplement, dated as of March 29, 2018, relating to the 2044 Notes Supplement (incorporated by reference to Exhibit 4.5 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.19
Indenture, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 (includes form of note) (the “2021 Notes Indenture”) (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.20
First Supplemental Indenture, dated as of March 29, 2018, relating to the 2021 Notes Indenture (incorporated by reference to Exhibit 4.6 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.21
Indenture, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026 (includes form of note) (the “2026 Notes Indenture”) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.22
First Supplemental Indenture, dated as of March 29, 2018, relating to the 2026 Notes Indenture (incorporated by reference to Exhibit 4.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.23
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the other Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as collateral agent under the indenture relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.24
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as collateral agent under the indenture relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.25
First Lien/First Lien Intercreditor Agreement, dated as of November 21, 2016, among Morgan Stanley Senior Funding, Inc., as authorized representative of the Credit Agreement Secured Parties, Wells Fargo Bank, National Association, as collateral agent in connection with CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 and 4.500% Senior Secured Notes due 2026 and each additional Authorized Representative from time to time party thereto for the Other First-Priority Secured Parties of the Series with respect to which it is acting in such capacity (incorporated by reference to Exhibit 4.5 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

10.1
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)***

10.2
Change in Control Severance Agreement, effective as of September 1, 2009, amended as of October 20, 2010, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Christopher D. Bohn (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)***

10.3
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)***

10.4
Change in Control Severance Agreement, effective as of November 19, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)***

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.5
Change in Control Severance Agreement, effective as of August 22, 2011, amended as of April 27, 2012, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.2 to CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597***

10.6
Change in Control Severance Agreement, effective as of October 9, 2017, by and between CF Industries Holdings, Inc. and Susan L. Menzel (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017, File No. 001-32597)***

10.7
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)***

10.8
Change in Control Severance Agreement, effective as of July 25, 2013, by and between CF Industries Holdings, Inc. and Adam L. Hall (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017, File No. 001-32597)***

10.9
Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 24, 2015, File No. 001-32597)***

10.10
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)***

10.11
CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, amended as of December 13, 2007 (incorporated by reference to Exhibit 10.15 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)***

10.12
Amendment to the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, dated as of July 11, 2018 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018, File No. 001-32597)***

10.13
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)***

10.14
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.15
CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Appendix C to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2014, File No. 001-32597)***

10.16
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.17
CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2014, File No. 001-32597)***

10.18
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)***

10.19
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)***

10.20
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)***

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.21
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)***

10.22
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)***

10.23
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)***

10.24
Form of Amendment to Non-Qualified Stock Option Award Agreements (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)***

10.25
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.23 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 25, 2016, File No. 001-32597)***

10.26
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.27
Form of Non-Qualified Stock Option Award Amendment Letter Agreement, dated as of July 19, 2018 (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018, File No. 001-32597)***

10.28
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)***

10.29
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)***

10.30
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)***

10.31
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)***

10.32
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 25, 2016, File No. 001-32597)***

10.33
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.34
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)***

10.35
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)***

10.36
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)***

10.37
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)***

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.38
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, File No. 001-32597)***

10.39
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 25, 2016, File No. 001-32597)***

10.40
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.41
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017, File No. 001-32597)***

10.42
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)***

10.43	Form of Performance Restricted Stock Unit Award Agreement ***

10.44
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, File No. 001-32597)***

10.45
Form of Equity Award Amendment Letter Agreement, dated as of July 21, 2016 (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.46
CF Industries Holdings, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2018, File No. 001-32597)***

10.47
Third Amended and Restated Revolving Credit Agreement, dated as of September 18, 2015, among CF Industries Holdings, Inc., the borrowers from time to time party thereto, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., Goldman Sachs Bank USA, Bank of Montreal, Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as issuing banks (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2015, File No. 001-32597)

10.48
Amendment No. 1, dated as of December 20, 2015, to the Third Amended and Restated Revolving Credit Agreement among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)

10.49
Amendment No. 2, dated as of July 29, 2016, to the Third Amended and Restated Revolving Credit Agreement among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 4, 2016, File No. 001-32597)

10.50
Amendment No. 3, dated as of October 31, 2016, to the Third Amended and Restated Revolving Credit Agreement among CF Industries Holdings, Inc., CF Industries, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent under the Existing Revolving Credit Agreement (as defined therein), the issuing banks under the Existing Revolving Credit Agreement signatory thereto, and the lenders under the Existing Revolving Credit Agreement signatory thereto (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 3, 2016, File No. 001-32597)

10.51
Amendment No. 4, dated as of March 19, 2018, to the Third Amended and Restated Revolving Credit Agreement, among CF Industries Holdings, Inc., CF Industries, Inc. and the lenders under the Existing Revolving Credit Agreement (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.52
Amendment No. 5, dated as of November 2, 2018, to the Third Amended and Restated Revolving Credit Agreement, among CF Industries Holdings, Inc., CF Industries, Inc. and the lenders under the Existing Revolving Credit Agreement (as defined therein) signatory thereto

10.53
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

10.54
Amended and Restated Nitrogen Fertilizer Purchase Agreement, dated December 18, 2015, by and between CF Industries Nitrogen, LLC and CHS Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)**

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

101
The following financial information from CF Industries Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive (Loss) Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements

_______________________________________________________________________________

*
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the U.S. Securities and Exchange Commission.

**	Portions omitted pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

***	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 22, 2019	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2019
W. Anthony Will

/s/ DENNIS P. KELLEHER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2019
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2019
Richard A. Hoker

/s/ STEPHEN A. FURBACHER	Chairman of the Board	February 22, 2019
Stephen A. Furbacher

/s/ JAVED AHMED	Director	February 22, 2019
Javed Ahmed

/s/ ROBERT C. ARZBAECHER	Director	February 22, 2019
Robert C. Arzbaecher

/s/ WILLIAM DAVISSON	Director	February 22, 2019
William Davisson

/s/ JOHN W. EAVES	Director	February 22, 2019
John W. Eaves

/s/ STEPHEN J. HAGGE	Director	February 22, 2019
Stephen J. Hagge

/s/ JOHN D. JOHNSON	Director	February 22, 2019
John D. Johnson

/s/ ANNE P. NOONAN	Director	February 22, 2019
Anne P. Noonan

/s/ MICHAEL J. TOELLE	Director	February 22, 2019
Michael J. Toelle

/s/ THERESA E. WAGLER	Director	February 22, 2019
Theresa E. Wagler

/s/ CELSO L. WHITE	Director	February 22, 2019
Celso L. White