Form 10-Q
period 2019-03-31
CF Industries Holdings, Inc.
filed 2019-05-02
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
common stock, par value $0.01 per share	CF	New York Stock Exchange
221,077,667 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at April 29, 2019.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in millions, except per share amounts)
Net sales	$1,001	$957
Cost of sales	781	767
Gross margin	220	190
Selling, general and administrative expenses	58	57
Other operating—net	4	(21)
Total other operating costs and expenses	62	36
Equity in earnings of operating affiliate	7	7
Operating earnings	165	161
Interest expense	60	60
Interest income	(4)	(3)
Other non-operating—net	(1)	(1)
Earnings before income taxes	110	105
Income tax (benefit) provision	(8)	17
Net earnings	118	88
Less: Net earnings attributable to noncontrolling interests	28	25
Net earnings attributable to common stockholders	$90	$63
Net earnings per share attributable to common stockholders:
Basic	$0.40	$0.27
Diluted	$0.40	$0.27
Weighted-average common shares outstanding:
Basic	223.4	233.9
Diluted	224.6	234.8
Dividends declared per common share	$0.30	$0.30

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in millions)
Net earnings	$118	$88
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	32	17
Defined benefit plans—net of taxes	(2)	(1)
	30	16
Comprehensive income	148	104
Less: Comprehensive income attributable to noncontrolling interests	28	25
Comprehensive income attributable to common stockholders	$120	$79
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$671	$682
Accounts receivable—net	264	235
Inventories	446	309
Prepaid income taxes	1	28
Other current assets	30	20
Total current assets	1,412	1,274
Property, plant and equipment—net	8,471	8,623
Investment in affiliate	100	93
Goodwill	2,360	2,353
Operating lease right-of-use assets	285	—
Other assets	314	318
Total assets	$12,942	$12,661
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$432	$545
Income taxes payable	3	5
Customer advances	301	149
Current operating lease liabilities	85	—
Other current liabilities	5	6
Total current liabilities	826	705
Long-term debt	4,700	4,698
Deferred income taxes	1,135	1,117
Operating lease liabilities	203	—
Other liabilities	408	410
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2019—223,070,183 shares issued and 2018—233,800,903 shares issued	2	2
Paid-in capital	1,311	1,368
Retained earnings	2,047	2,463
Treasury stock—at cost, 2019—1,546,005 shares and 2018—10,982,408 shares	(64)	(504)
Accumulated other comprehensive loss	(341)	(371)
Total stockholders’ equity	2,955	2,958
Noncontrolling interests	2,715	2,773
Total equity	5,670	5,731
Total liabilities and equity	$12,942	$12,661
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2018	$2	$(504)	$1,368	$2,463	$(371)	$2,958	$2,773	$5,731
Net earnings	—	—	—	90	—	90	28	118
Other comprehensive income	—	—	—	—	30	30	—	30
Purchases of treasury stock	—	(60)	—	—	—	(60)	—	(60)
Retirement of treasury stock	—	504	(65)	(439)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(4)	—	—	—	(4)	—	(4)
Issuance of $0.01 par value common stock under employee stock plans	—	—	2	—	—	2	—	2
Stock-based compensation expense	—	—	6	—	—	6	—	6
Cash dividends ($0.30 per share)	—	—	—	(67)	—	(67)	—	(67)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(86)	(86)
Balance as of March 31, 2019	$2	$(64)	$1,311	$2,047	$(341)	$2,955	$2,715	$5,670

Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2014-09	—	—	—	(1)	—	(1)	—	(1)
Adoption of ASU No. 2016-01	—	—	—	1	(1)	—	—	—
Net earnings	—	—	—	63	—	63	25	88
Other comprehensive income	—	—	—	—	16	16	—	16
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	2	—	—	2	—	2
Stock-based compensation expense	—	—	6	—	—	6	—	6
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Balance as of March 31, 2018	$2	$(1)	$1,405	$2,436	$(248)	$3,594	$3,071	$6,665
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in millions)
Operating Activities:
Net earnings	$118	$88
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	188	193
Deferred income taxes	14	29
Stock-based compensation expense	6	6
Unrealized net loss (gain) on natural gas derivatives	2	(3)
Unrealized loss on embedded derivative	1	—
Loss on disposal of property, plant and equipment	1	—
Undistributed earnings of affiliate—net of taxes	(8)	(3)
Changes in:
Accounts receivable—net	(28)	61
Inventories	(101)	(97)
Accrued and prepaid income taxes	24	(14)
Accounts payable and accrued expenses	(65)	(24)
Customer advances	152	65
Other—net	2	(19)
Net cash provided by operating activities	306	282
Investing Activities:
Additions to property, plant and equipment	(80)	(68)
Proceeds from sale of property, plant and equipment	5	8
Distributions received from unconsolidated affiliate	—	4
Other—net	—	1
Net cash used in investing activities	(75)	(55)
Financing Activities:
Financing fees	—	1
Dividends paid on common stock	(67)	(70)
Distributions to noncontrolling interests	(86)	(59)
Purchases of treasury stock	(87)	—
Issuances of common stock under employee stock plans	2	2
Shares withheld for taxes	(4)	(1)
Net cash used in financing activities	(242)	(127)
Effect of exchange rate changes on cash and cash equivalents	—	1
(Decrease) increase in cash and cash equivalents	(11)	101
Cash and cash equivalents at beginning of period	682	835
Cash and cash equivalents at end of period	$671	$936
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility, our Billingham and Ince facilities in the United Kingdom, and from a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2018, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   New Accounting Standards
Recently Adopted Pronouncements
On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU requires lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, are required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. We elected the optional transition method provided under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to adopt ASU No. 2016-02 as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative effect adjustment we recognized in the opening balance of retained earnings as of January 1, 2019 was not material. In addition, we elected the package of practical expedients permitted under the transition guidance within ASU No. 2016-02, which allows us to carry forward the historical lease determination, lease classification, and assessment of initial direct costs. See Note 13—Leases for additional information.
On January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements. The adoption of this ASU had no effect on our consolidated financial statements.
Recently Issued Pronouncements
In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We plan to adopt this ASU prospectively and are currently evaluating the impact that our adoption of this ASU will have on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

3.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three months ended March 31, 2019 and 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended March 31, 2019
North America	$160	$335	$242	$46	$59	$842
Europe and other	27	8	14	81	29	159
Total revenue	$187	$343	$256	$127	$88	$1,001
Three months ended March 31, 2018
North America	$168	$264	$246	$45	$59	$782
Europe and other	44	—	37	55	39	175
Total revenue	$212	$264	$283	$100	$98	$957

As of March 31, 2019 and December 31, 2018, we had $301 million and $149 million, respectively, in customer advances on our consolidated balance sheets. The revenue recognized during the three months ended March 31, 2019 and 2018 that was included in our customer advances at the beginning of each respective period amounted to approximately $85 million and $65 million, respectively.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued at March 31, 2019 and December 31, 2018 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of March 31, 2019, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.3 billion. We expect to recognize approximately 19% of these performance obligations as revenue in the remainder of 2019, approximately 42% as revenue during 2020 and 2021, approximately 26% as revenue during 2022 and 2023, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts, in the aggregate, is approximately $285 million as of March 31, 2019. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2018 will be satisfied in 2019.

CF INDUSTRIES HOLDINGS, INC.

4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2019	2018
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$90	$63
Basic earnings per common share:
Weighted-average common shares outstanding	223.4	233.9
Net earnings attributable to common stockholders	$0.40	$0.27
Diluted earnings per common share:
Weighted-average common shares outstanding	223.4	233.9
Dilutive common shares—stock options	1.2	0.9
Diluted weighted-average shares outstanding	224.6	234.8
Net earnings attributable to common stockholders	$0.40	$0.27

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 1.5 million and 2.0 million for the three months ended March 31, 2019 and 2018, respectively.
5.   Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Finished goods	$405	$272
Raw materials, spare parts and supplies	41	37
Total inventories	$446	$309

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Land	$70	$69
Machinery and equipment	12,162	12,127
Buildings and improvements	882	886
Construction in progress	210	225
Property, plant and equipment(1)	13,324	13,307
Less: Accumulated depreciation and amortization	4,853	4,684
Property, plant and equipment—net	$8,471	$8,623
_______________________________________________________________________________

(1)
As of March 31, 2019 and December 31, 2018, we had property, plant and equipment that was accrued but unpaid of approximately $26 million and $48 million, respectively. As of March 31, 2018 and December 31, 2017, we had property, plant and equipment that was accrued but unpaid of $42 million and $46 million, respectively.

During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. As of March 31, 2019, the assets met the criteria to be classified as held for sale and, as a result, we reclassified the carrying value of the assets of $10 million from property, plant and equipment—net to other current assets on our consolidated balance sheet. See Note 19—Subsequent Event for additional information.
Depreciation and amortization related to property, plant and equipment was $183 million and $185 million for the three months ended March 31, 2019 and 2018, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2019	2018
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$252	$208
Additions	9	20
Depreciation	(30)	(28)
Effect of exchange rate changes	2	1
Ending balance	$233	$201

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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2019 and December 31, 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2018	$586	$828	$576	$292	$71	$2,353
Effect of exchange rate changes	—	—	—	6	1	7
Balance as of March 31, 2019	$586	$828	$576	$298	$72	$2,360

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$129	$(40)	$89	$127	$(37)	$90
TerraCair brand	—	—	—	10	(10)	—
Trade names	32	(6)	26	30	(5)	25
Total intangible assets	$161	$(46)	$115	$167	$(52)	$115

Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets for each of the three-month periods ended March 31, 2019 and 2018 was $2 million. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2019 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2019	$6
2020	8
2021	8
2022	8
2023	8
2024	8

8.  Equity Method Investment
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
As of March 31, 2019, the total carrying value of our equity method investment in PLNL was $100 million, $48 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 14 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $22 million and $29 million for the three months ended March 31, 2019 and 2018, respectively.

CF INDUSTRIES HOLDINGS, INC.

The Trinidadian tax authority (the Board of Inland Revenue) has issued PLNL a tax assessment with respect to tax years 2011 and 2012 in the aggregate amount of approximately $12 million, in addition to interest and penalties with respect to tax years 2011 and 2012 in the aggregate amount of approximately $22 million, for alleged underpayment of withholding taxes on distributions made by PLNL to its owners. Since we own a 50% interest in PLNL, our effective share of any assessment that is determined to be a liability of PLNL would be 50%, which would be reflected as a reduction in our equity in earnings of PLNL. The Board of Inland Revenue has not provided PLNL with the legal or factual basis for the assessment. As a result, PLNL cannot assess the likelihood of the outcome of this matter and we cannot assess the potential foreign tax credit we may be eligible for, if the withholding tax amount was determined to be a liability of PLNL.
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$73	$—	$—	$73
Cash equivalents:
U.S. and Canadian government obligations	562	—	—	562
Other debt securities	36	—	—	36
Total cash and cash equivalents	$671	$—	$—	$671
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$34	$—	$—	$34
Cash equivalents:
U.S. and Canadian government obligations	623	—	—	623
Other debt securities	25	—	—	25
Total cash and cash equivalents	$682	$—	$—	$682
Nonqualified employee benefit trusts	17	2	—	19

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2019 and December 31, 2018 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$598	$598	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(22)	—	(22)	—

	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$648	$648	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(21)	—	(21)	—

Cash Equivalents
As of March 31, 2019 and December 31, 2018, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016, 2017 and 2018, we made a payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of March 31, 2019 and December 31, 2018, the embedded derivative liability of $22 million and $21 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statement of operations for the three months ended March 31, 2019 is a net loss of $1 million. For the three months ended March 31, 2018, no loss was recognized.
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

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,700	$4,555	$4,698	$4,265

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
10.   Income Taxes
For the three months ended March 31, 2019, we recorded an income tax benefit of $8 million on pre-tax income of $110 million, or an effective tax rate of (7.3)%, compared to an income tax provision of $17 million on pre-tax income of $105 million, or an effective tax rate of 15.8%, for the three months ended March 31, 2018.
For the three months ended March 31, 2019, our income tax benefit includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and in the first quarter of 2018 by earnings attributable to the noncontrolling interests in Terra Nitrogen Company, L.P. (TNCLP), as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended March 31, 2019 of (7.3)%, which is based on pre-tax income of $110 million, would be 27.4% exclusive of the earnings attributable to the noncontrolling interests of $28 million and the incentive tax credit of $30 million. Our effective tax rate for the three months ended March 31, 2018 of 15.8%, which is based on pre-tax income of $105 million, would be 20.8% exclusive of the earnings attributable to the noncontrolling interests of $25 million. See Note 14—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2019	2018
	(in millions)
Interest on borrowings(1)	$57	$57
Fees on financing agreements(1)	3	3
Interest on tax liabilities	—	1
Interest capitalized	—	(1)
Total interest expense	$60	$60

_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.
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
The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS), CF USA Holdings, LLC (CF USA) and CF Industries Distribution Facilities, LLC (CFIDF).
As of March 31, 2019, we had excess borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2019 or December 31, 2018, or during the three months ended March 31, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $145 million (reflecting an increase of $20 million in January 2019). As of March 31, 2019, approximately $127 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2019 and December 31, 2018 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	March 31, 2019		December 31, 2018
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$498	$500	$497
3.450% due June 2023	3.562%	750	747	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	495	500	495
4.500% due December 2026	4.759%	750	737	750	737
Total long-term debt		$4,750	$4,700	$4,750	$4,698
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $10 million and $11 million as of March 31, 2019 and December 31, 2018, respectively, and total deferred debt issuance costs were $40 million and $41 million as of March 31, 2019 and December 31, 2018, respectively.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings and CF Holdings’ wholly owned subsidiaries CFE, CFS, CF USA and CFIDF. CFE, CFS, CF USA and CFIDF became subsidiary guarantors of the Public Senior Notes as a result of their becoming guarantors under the Revolving Credit Agreement. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). CF Holdings and the subsidiary guarantors of the Public Senior Notes are also guarantors of the Senior Secured Notes. Interest on the Senior Secured Notes is payable semiannually on December 1 and June 1, and the Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

CF INDUSTRIES HOLDINGS, INC.

13.   Leases
Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our secured incremental borrowing rate and is calculated based on the treasury yield curve commensurate with the term of each lease, and a spread representative of our secured borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
For operating leases, rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. For finance leases, if any, ROU assets are amortized over the lease term on a straight-line basis and interest expense is recognized using the effective interest method and based on the lease liability at period end. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals. We have made an accounting policy election to not include leases with an initial term of 12 months or less on the balance sheet.
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge tow charter commitments range from one to seven years. Our rail car leases and barge tow charters commonly contain provisions for automatic annual renewal that can extend the lease term unless canceled by either party. We also have operating leases for terminal and warehouse storage for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to three years and commonly contain provisions for automatic annual renewal thereafter unless canceled by either party. The renewal provisions for our rail car leases, barge tow charters and terminal and warehouse storage agreements are not reasonably certain to be exercised. For all rail car leases, barge tow charters, and terminal and warehouse storage agreements, we have made an accounting policy election to not separate lease and non-lease components, such as operating costs and maintenance, due to the unavailability of sufficient data. As a result, the non-lease components are included in the ROU assets and lease liabilities on our balance sheet.
The components of lease costs were as follows:

Three months ended March 31, 2019
(in millions)
Operating lease cost	$23
Short-term lease cost	7
Total lease cost	$30

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(in millions)
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$20
ROU assets obtained in exchange for operating lease obligations	16

Supplemental balance sheet information related to leases was as follows:

Three months ended March 31, 2019
(in millions)
Operating lease ROU assets	$285

Current operating lease liabilities	$85
Operating lease liabilities	203
Total operating lease liabilities	$288

CF INDUSTRIES HOLDINGS, INC.

Three months ended March 31, 2019
Operating leases
Weighted average remaining lease term	5 years
Weighted average discount rate(1)	4.9%
_______________________________________________________________________________

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019. See Note 2—New Accounting Standards.
The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of March 31, 2019.

Operating lease payments
(in millions)
Remainder of 2019	$65
2020	80
2021	59
2022	41
2023	27
Thereafter	55
Total lease payments	327
Less: imputed interest	(39)
Total operating lease liabilities	288
Less: Current operating lease liabilities	(85)
Long-term operating lease liabilities	$203

As of March 31, 2019, we have entered into additional leases that had not yet commenced. These leases have been excluded from total operating lease liabilities and will commence in fiscal years 2019 and 2020 with future minimum payments of $19 million and lease terms ranging from five to ten years.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 were as follows:

Operating lease payments
(in millions)
2019	$93
2020	80
2021	59
2022	41
2023	28
Thereafter	62
Total lease payments	$363

CF INDUSTRIES HOLDINGS, INC.

14.   Noncontrolling Interests
A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Three months ended March 31,
	2019	2018
	CFN	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,773	$2,772	$333	$3,105
Earnings attributable to noncontrolling interests	28	17	8	25
Declaration of distributions payable	(86)	(49)	(10)	(59)
Ending balance	$2,715	$2,740	$331	$3,071
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—
Declaration of distributions payable	86	49	10	59
Distributions to noncontrolling interests	(86)	(49)	(10)	(59)
Ending balance	$—	$—	$—	$—

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
Terra Nitrogen Company, L.P. (TNCLP)
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). On April 2, 2018, TNGP completed its purchase of the TNCLP Public Units (the Purchase) for an aggregate cash purchase price of $388 million, at which time we recognized a reduction in paid-in capital of $62 million; a deferred tax liability of $5 million; and the removal of the TNCLP noncontrolling interests of $331 million. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.

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
15.   Stockholders’ Equity
Treasury Stock
On August 1, 2018, our Board of Directors (the Board) authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020 (the 2018 Share Repurchase Program). In 2018, we completed the 2018 Share Repurchase Program with the repurchase of 10.9 million shares for $500 million, of which $33 million was accrued and unpaid at December 31, 2018. In February 2019, we retired all 10.9 million shares that were repurchased under the 2018 Share Repurchase Program.
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the first quarter of 2019, we repurchased approximately 1.5 million shares for $60 million, of which $6 million was accrued and unpaid at March 31, 2019. At March 31, 2019, we held 1,546,005 shares of treasury stock.
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU 2016-01	—	(1)	—	—	(1)
Reclassification to earnings(1)	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	17	—	—	(2)	15
Balance as of March 31, 2018	$(128)	$—	$4	$(124)	$(248)

Balance as of December 31, 2018	$(250)	$—	$5	$(126)	$(371)
Effect of exchange rate changes and deferred taxes	32	—	—	(2)	30
Balance as of March 31, 2019	$(218)	$—	$5	$(128)	$(341)
____________________________________________________________________________

(1)	Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three months ending March 31, 2019 and 2018 were not material.

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
Environmental
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current property owner and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for 17 former phosphate mines in southeast Idaho, one of which is the former Georgetown Canyon mine. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on currently available information, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2019 and 2018 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended March 31, 2019
Net sales	$187	$343	$256	$127	$88	$1,001
Cost of sales	166	228	195	114	78	781
Gross margin	$21	$115	$61	$13	$10	220
Total other operating costs and expenses						62
Equity in earnings of operating affiliate						7
Operating earnings						$165

Three months ended March 31, 2018
Net sales	$212	$264	$283	$100	$98	$957
Cost of sales	188	189	230	74	86	767
Gross margin	$24	$75	$53	$26	$12	190
Total other operating costs and expenses						36
Equity in earnings of operating affiliate						7
Operating earnings						$161
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

CF INDUSTRIES HOLDINGS, INC.

18.   Condensed Consolidating Financial Statements
The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to (i) the senior notes due 2020, 2023, 2034, 2043 and 2044 (described in Note 12—Financing Agreements and referred to in this report as the Public Senior Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), and guarantees of the Public Senior Notes by Parent and by CFE, CFS, CF USA and CFIDF (the Subsidiary Guarantors), which are 100% owned subsidiaries of Parent, and (ii) debt securities of CF Industries (Other Debt Securities), and guarantees thereof by Parent and the Subsidiary Guarantors, that may be offered and sold from time to time under registration statements that may be filed by Parent, CF Industries and the Subsidiary Guarantors with the SEC.
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
Presented below are condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three months ended March 31, 2019 and 2018 and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of March 31, 2019 and December 31, 2018. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of March 31, 2019, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the Non-Guarantors column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the Subsidiary Guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$90	$739	$950	$(778)	$1,001
Cost of sales	—	88	716	753	(776)	781
Gross margin	—	2	23	197	(2)	220
Selling, general and administrative expenses	1	1	39	19	(2)	58
Other operating—net	—	1	1	2	—	4
Total other operating costs and expenses	1	2	40	21	(2)	62
Equity in earnings of operating affiliates	—	1	—	6	—	7
Operating (loss) earnings	(1)	1	(17)	182	—	165
Interest expense	—	61	1	1	(3)	60
Interest expense—mandatorily redeemable preferred shares	—	—	—	1	(1)	—
Interest income	(1)	—	(3)	(4)	4	(4)
Net earnings of wholly owned subsidiaries	(90)	(137)	(177)	—	404	—
Other non-operating—net	—	—	—	(1)	—	(1)
Earnings before income taxes	90	77	162	185	(404)	110
Income tax (benefit) provision	—	(13)	30	(25)	—	(8)
Net earnings	90	90	132	210	(404)	118
Less: Net earnings attributable to noncontrolling interests	—	—	—	28	—	28
Net earnings attributable to common stockholders	$90	$90	$132	$182	$(404)	$90

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$90	$90	$132	$210	$(404)	$118
Other comprehensive income	31	31	20	31	(83)	30
Comprehensive income	121	121	152	241	(487)	148
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	28	—	28
Comprehensive income attributable to common stockholders	$121	$121	$152	$213	$(487)	$120

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$105	$712	$885	$(745)	$957
Cost of sales	—	90	716	700	(739)	767
Gross margin	—	15	(4)	185	(6)	190
Selling, general and administrative expenses	1	1	39	22	(6)	57
Other operating—net	—	(13)	(3)	(5)	—	(21)
Total other operating costs and expenses	1	(12)	36	17	(6)	36
Equity in earnings of operating affiliates	—	3	—	4	—	7
Operating (loss) earnings	(1)	30	(40)	172	—	161
Interest expense	—	62	4	1	(7)	60
Interest income	(1)	(2)	(3)	(4)	7	(3)
Net earnings of wholly owned subsidiaries	(63)	(87)	(135)	—	285	—
Other non-operating—net	—	—	—	(1)	—	(1)
Earnings before income taxes	63	57	94	176	(285)	105
Income tax (benefit) provision	—	(6)	17	6	—	17
Net earnings	63	63	77	170	(285)	88
Less: Net earnings attributable to noncontrolling interests	—	—	—	25	—	25
Net earnings attributable to common stockholders	$63	$63	$77	$145	$(285)	$63

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$63	$63	$77	$170	$(285)	$88
Other comprehensive income	15	15	1	15	(30)	16
Comprehensive income	78	78	78	185	(315)	104
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	25	—	25
Comprehensive income attributable to common stockholders	$78	$78	$78	$160	$(315)	$79

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	March 31, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$52	$45	$237	$337	$—	$671
Accounts and notes receivable—net	137	506	1,132	805	(2,316)	264
Inventories	—	—	253	193	—	446
Prepaid income taxes	—	—	—	1	—	1
Other current assets	—	—	23	7	—	30
Total current assets	189	551	1,645	1,343	(2,316)	1,412
Property, plant and equipment—net	—	—	106	8,365	—	8,471
Investments in affiliates	3,610	8,066	6,523	100	(18,199)	100
Goodwill	—	—	2,064	296	—	2,360
Operating lease right-of-use assets	—	—	280	5	—	285
Other assets	—	4	159	325	(174)	314
Total assets	$3,799	$8,621	$10,777	$10,434	$(20,689)	$12,942
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$844	$296	$1,298	$310	$(2,316)	$432
Income taxes payable	—	—	3	—	—	3
Customer advances	—	—	301	—	—	301
Current operating lease liabilities	—	—	83	2	—	85
Other current liabilities	—	—	5	—	—	5
Total current liabilities	844	296	1,690	312	(2,316)	826
Long-term debt	—	4,700	43	130	(173)	4,700
Dividends payable—mandatorily redeemable preferred shares	—	—	—	1	(1)	—
Deferred income taxes	—	—	979	156	—	1,135
Operating lease liabilities	—	—	200	3	—	203
Other liabilities	—	15	233	160	—	408
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,964	(4,964)	2
Paid-in capital	1,311	1,799	8,760	1,263	(11,822)	1,311
Retained earnings	2,047	2,152	(863)	1,015	(2,304)	2,047
Treasury stock	(64)	—	—	—	—	(64)
Accumulated other comprehensive loss	(341)	(341)	(257)	(293)	891	(341)
Total stockholders’ equity	2,955	3,610	7,640	6,949	(18,199)	2,955
Noncontrolling interests	—	—	(8)	2,723	—	2,715
Total equity	2,955	3,610	7,632	9,672	(18,199)	5,670
Total liabilities and equity	$3,799	$8,621	$10,777	$10,434	$(20,689)	$12,942

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$36	$27	$65	$554	$—	$682
Accounts and notes receivable—net	135	500	1,203	911	(2,514)	235
Inventories	—	4	142	163	—	309
Prepaid income taxes	—	—	24	4	—	28
Other current assets	—	—	15	5	—	20
Total current assets	171	531	1,449	1,637	(2,514)	1,274
Property, plant and equipment—net	—	—	118	8,505	—	8,623
Investments in affiliates	3,656	8,208	6,857	94	(18,722)	93
Goodwill	—	—	2,064	289	—	2,353
Other assets	—	4	126	320	(132)	318
Total assets	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$870	$374	$1,429	$386	$(2,514)	$545
Income taxes payable	—	—	5	—	—	5
Customer advances	—	—	149	—	—	149
Other current liabilities	—	—	6	—	—	6
Total current liabilities	870	374	1,589	386	(2,514)	705
Long-term debt	—	4,698	43	89	(132)	4,698
Deferred income taxes	—	—	960	157	—	1,117
Other liabilities	—	15	232	163	—	410
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,363	(5,363)	2
Paid-in capital	1,368	1,799	9,070	1,265	(12,134)	1,368
Retained earnings	2,463	2,229	(995)	965	(2,199)	2,463
Treasury stock	(504)	—	—	—	—	(504)
Accumulated other comprehensive loss	(372)	(372)	(277)	(324)	974	(371)
Total stockholders’ equity	2,957	3,656	7,798	7,269	(18,722)	2,958
Noncontrolling interests	—	—	(8)	2,781	—	2,773
Total equity	2,957	3,656	7,790	10,050	(18,722)	5,731
Total liabilities and equity	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$90	$90	$132	$210	$(404)	$118
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2	6	180	—	188
Deferred income taxes	—	—	18	(4)	—	14
Stock-based compensation expense	6	—	—	—	—	6
Unrealized net loss on natural gas derivatives	—	—	2	—	—	2
Unrealized loss on embedded derivative	—	—	1	—	—	1
Loss on disposal of property, plant and equipment	—	—	—	1	—	1
Undistributed earnings of affiliates—net	(90)	(137)	(177)	(8)	404	(8)
Changes in:
Intercompany accounts receivable/accounts payable—net	—	9	6	(15)	—	—
Accounts receivable—net	—	(1)	(22)	(5)	—	(28)
Inventories	—	4	(114)	9	—	(101)
Accrued and prepaid income taxes	(1)	(12)	34	3	—	24
Accounts and notes payable and accrued expenses	—	17	(40)	(42)	—	(65)
Customer advances	—	—	152	—	—	152
Other—net	—	—	2	—	—	2
Net cash provided by (used in) operating activities	5	(28)	—	329	—	306
Investing Activities:
Additions to property, plant and equipment	—	—	(4)	(76)	—	(80)
Proceeds from sale of property, plant and equipment	—	—	—	5	—	5
Distributions received from unconsolidated affiliates	—	225	209	(434)	—	—
Net cash provided by (used in) investing activities	—	225	205	(505)	—	(75)
Financing Activities:
Long-term debt—net	—	—	(39)	39	—	—
Short-term debt—net	—	(12)	6	6	—	—
Dividends paid on common stock	(67)	(167)	—	—	167	(67)
Dividends to/from affiliates	167	—	—	—	(167)	—
Distribution to noncontrolling interest	—	—	—	(86)	—	(86)
Purchases of treasury stock	(87)	—	—	—	—	(87)
Issuances of common stock under employee stock plans	2	—	—	—	—	2
Shares withheld for taxes	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities	11	(179)	(33)	(41)	—	(242)
Increase (decrease) in cash and cash equivalents	16	18	172	(217)	—	(11)
Cash and cash equivalents at beginning of period	36	27	65	554	—	682
Cash and cash equivalents at end of period	$52	$45	$237	$337	$—	$671

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$63	$63	$77	$170	$(285)	$88
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	2	5	186	—	193
Deferred income taxes	—	—	39	(10)	—	29
Stock-based compensation expense	6	—	—	—	—	6
Unrealized net loss (gain) on natural gas derivatives	—	—	1	(4)	—	(3)
Undistributed earnings of affiliates—net	(63)	(86)	(136)	(3)	285	(3)
Changes in:
Intercompany accounts receivable/accounts payable—net	(7)	(50)	63	(6)	—	—
Accounts receivable—net	—	—	64	(3)	—	61
Inventories	—	4	(91)	(10)	—	(97)
Accrued and prepaid income taxes	—	(7)	(13)	6	—	(14)
Accounts and notes payable and accrued expenses	—	7	(5)	(26)	—	(24)
Customer advances	—	—	65	—	—	65
Other—net	—	(1)	3	(21)	—	(19)
Net cash (used in) provided by operating activities	(1)	(68)	72	279	—	282
Investing Activities:
Additions to property, plant and equipment	—	—	(3)	(65)	—	(68)
Proceeds from sale of property, plant and equipment	—	—	—	8	—	8
Distributions received from unconsolidated affiliates	—	—	144	(140)	—	4
Investments in consolidated subs - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash (used in) provided by investing activities	—	(31)	(274)	250	—	(55)
Financing Activities:
Long-term debt—net	—	—	178	(178)	—	—
Short-term debt—net	70	98	(275)	107	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(70)	—	—	(49)	49	(70)
Dividends to/from affiliates	—	—	49	—	(49)	—
Distributions to noncontrolling interests	—	—	—	(59)	—	(59)
Issuances of common stock under employee stock plans	2	—	—	—	—	2
Shares withheld for taxes	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	1	99	(48)	(179)	—	(127)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
(Decrease) increase in cash and cash equivalents	—	—	(250)	351	—	101
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$—	$15	$138	$783	$—	$936

CF INDUSTRIES HOLDINGS, INC.

19.   Subsequent Event
During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. In April of 2019, we completed the sale and received proceeds of $55 million. See Note 6—Property, Plant and Equipment—Net for additional information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019, as well as Item 1. Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	First Quarter of 2019 Compared to First Quarter of 2018

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
Overview of CF Holdings
Our Company
We are a leading global fertilizer and chemical company. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through our production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Verdigris, Oklahoma, facility, our Yazoo City, Mississippi, facility, our Billingham and Ince facilities in the United Kingdom, and from a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
Our principal assets as of March 31, 2019 include:

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

•	two Canadian nitrogen fertilizer manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing facilities located in Billingham and Ince;

•	an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

CF INDUSTRIES HOLDINGS, INC.

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Items Affecting Comparability of Results
Sales Volume
Unfavorable weather conditions impacted the first quarter of 2019. Persistent cold and wet weather across most of North America delayed spring planting activity and fertilizer applications. High water levels impacted shipping and logistics on inland rivers and delayed certain barge shipments. This resulted in delays in certain customers taking delivery of fertilizer and other customers delaying purchases. These factors were primarily responsible for a decline in our first quarter sales volume. Sales volume for the three months ended March 31, 2019 was 4.1 million product tons, a decrease of 5% compared to sales volume of 4.3 million product tons for the three months ended March 31, 2018. This decrease in sales volume resulted in a decrease in net sales of approximately $18 million. The sales volume of UAN and ammonia were primarily impacted by these weather factors. Partially offsetting these declines were increases in sales volumes of both granular urea and AN due primarily to increases in production of these products.
Selling Prices
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. In 2018, higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower nitrogen production in these regions. In addition, outages impacted the nitrogen supply and demand balance. These factors collectively drove global nitrogen prices higher throughout the latter half of 2018.
Upon entering the first quarter of 2019, average selling prices were higher than the first quarter of 2018, driven by the impact of a tighter global nitrogen supply and demand balance experienced throughout late 2018. A large volume of shipments made in the first quarter of 2019 reflected higher selling prices from orders placed in the latter part of 2018 and early 2019. As the first quarter of 2019 progressed and the market became more balanced, selling prices for some nitrogen products decreased.
The average selling price for our products for the three months ended March 31, 2019 was $245 per ton compared to $222 per ton for the three months ended March 31, 2018, an increase of 10%, which resulted in an increase in net sales of approximately $62 million.
Other Items Affecting Comparability
In addition to the impact of market conditions on nitrogen fertilizer selling prices and sales volume, certain items impacted the comparability of our financial results during the three months ended March 31, 2019 and 2018. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended March 31, 2019 and 2018, we reported net earnings attributable to common stockholders of $90 million and $63 million, respectively.

	Three Months Ended March 31,
	2019		2018
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$2	$1	$(3)	$(2)
Loss (gain) on foreign currency transactions, including intercompany loans(2)	2	1	(5)	(4)
Louisiana incentive tax credit(3)	—	(30)	—	—
Costs related to the acquisition of TNCLP Public Units(4)	—	—	2	1
Earnings attributable to noncontrolling interests - TNCLP(5)	—	—	8	8
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in income tax (benefit) provision in our consolidated statement of operations.

(4)	Included in selling, general and administrative expenses in our consolidated statement of operations.

(5)	Included in net earnings attributable to noncontrolling interests in our consolidated statement of operations.

The following describes these items, identified in the table above, that impacted the comparability of our financial results for the three months ended March 31, 2019 and 2018. Descriptions of items below that refer to amounts in the table above refer to the pre-tax amounts.

CF INDUSTRIES HOLDINGS, INC.

Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2019 and 2018, we recognized unrealized net mark-to-market losses (gains) of $2 million and $(3) million, respectively.
Loss (gain) on foreign currency transactions, including intercompany loans
In the three months ended March 31, 2019 and 2018, we recognized losses (gains) of $2 million and $(5) million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Louisiana incentive tax credit
For the three months ended March 31, 2019, our income tax benefit includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Acquisition of the Terra Nitrogen Company, L.P. (TNCLP) Public Units
In the first quarter of 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). TNGP completed its purchase of the TNCLP Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
In the three months ended March 31, 2018, we incurred $2 million of costs for various legal services associated with the acquisition of the TNCLP Public Units. These costs are reflected in selling, general and administrative expenses in our consolidated statement of operations.
Beginning in the second quarter of 2018, as a result of the April 2, 2018 acquisition of the TNCLP Public Units, there are no longer earnings attributable to noncontrolling interests in TNCLP. In the three months ended March 31, 2018, earnings attributable to noncontrolling interests in TNCLP was $8 million.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $90 million for the three months ended March 31, 2019 compared to $63 million for the three months ended March 31, 2018, or an increase in net earnings of $27 million between the periods. Diluted net earnings per share attributable to common stockholders increased $0.13 per share to $0.40 in the first quarter of 2019 compared to $0.27 in the first quarter of 2018. The increase in net earnings of $27 million was due primarily to the following:

•
Net sales were $1.00 billion in the first quarter of 2019, an increase of $44 million, or 5%, from $957 million in the first quarter of 2018, reflecting an increase in average selling prices of 10% partially offset by a 5% decline in sales volume.

•
Gross margin increased by $30 million in the first quarter of 2019 to $220 million as compared to $190 million in the first quarter of 2018. The increase in gross margin was driven by tightening supply and demand conditions in the global nitrogen market, which increased average selling prices. This increase was partially offset by higher realized natural gas costs in the first quarter of 2019 as compared to the first quarter of 2018, higher plant maintenance activity and an increase in shipping costs due to weather related factors. This is more fully described in the section above titled “Items Affecting Comparability of Results”.

•
In the first quarter of 2019, we recorded an income tax benefit of $8 million on pre-tax income of $110 million, compared to an income tax provision of $17 million on pre-tax income of $105 million in the first quarter of 2018.

CF INDUSTRIES HOLDINGS, INC.

The first quarter of 2019 includes an incentive tax credit from the State of Louisiana of $30 million, which is more fully described in the section above titled “Items Affecting Comparability of Results”.
On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors. In the first quarter of 2019, we repurchased approximately 1.5 million shares for $60 million.
In April of 2019, the European Union Commission published a regulation imposing provisional anti-dumping duties on imports to the European Union of UAN manufactured in Russia, Trinidad and Tobago and the United States. The rate of the provisional anti-dumping duty applicable to imports of UAN manufactured in the United States is 22.6%. The regulation was effective on April 12, 2019 and the provisional anti-dumping duties apply for a period of six months from the effective date, at which time the provisional anti-dumping duties would be finalized, modified or canceled.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended March 31,
	2019	2018	2019 v. 2018
	(in millions, except as noted)
Net sales	$1,001	$957	$44	5%
Cost of sales	781	767	14	2%
Gross margin	220	190	30	16%
Gross margin percentage	22.0%	19.9%	2.1%
Selling, general and administrative expenses	58	57	1	2%
Other operating—net	4	(21)	25	N/M
Total other operating costs and expenses	62	36	26	72%
Equity in earnings of operating affiliate	7	7	—	—%
Operating earnings	165	161	4	2%
Interest expense—net	56	57	(1)	(2)%
Other non-operating—net	(1)	(1)	—	—%
Earnings before income taxes	110	105	5	5%
Income tax (benefit) provision	(8)	17	(25)	N/M
Net earnings	118	88	30	34%
Less: Net earnings attributable to noncontrolling interests	28	25	3	12%
Net earnings attributable to common stockholders	$90	$63	$27	43%
Diluted net earnings per share attributable to common stockholders	$0.40	$0.27	$0.13	48%
Diluted weighted-average common shares outstanding	224.6	234.8	(10.2)	(4)%
Dividends declared per common share	$0.30	$0.30	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.70	$3.32	$0.38	11%
Realized derivatives (gain) loss in cost of sales(2)	(0.02)	0.01	(0.03)	N/M
Cost of natural gas in cost of sales	$3.68	$3.33	$0.35	11%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.89	$3.02	$(0.13)	(4)%
Average daily market price of natural gas National Balancing Point (UK)	$6.56	$8.20	$(1.64)	(20)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$(3)	$5	N/M
Depreciation and amortization	$188	$193	$(5)	(3)%
Capital expenditures	$80	$68	$12	18%
Sales volume by product tons (000s)	4,087	4,303	(216)	(5)%
Production volume by product tons (000s):
Ammonia(3)	2,567	2,508	59	2%
Granular urea	1,306	1,151	155	13%
UAN (32%)	1,637	1,805	(168)	(9)%
AN	482	458	24	5%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2019 Compared to First Quarter of 2018
Net Sales
Our total net sales increased $44 million, or 5%, to $1.00 billion in the first quarter of 2019 compared to $957 million in the first quarter of 2018 due to a 10% increase in average selling prices, which increased net sales by $62 million, partially offset by lower sales volumes, which decreased net sales by $18 million.
Average selling prices were $245 per ton in the first quarter of 2019 compared to $222 per ton in the first quarter of 2018 due to higher selling prices in our UAN, granular urea and AN segments, driven by the impact of a tighter global nitrogen supply and demand balance, partially offset by lower selling prices in our ammonia segment.
Our total sales volume decreased 5% from the first quarter of 2018 to the first quarter of 2019, due primarily to unfavorable weather including wet conditions and cold temperatures which delayed the spring application season. This impact was partially offset by higher granular urea and AN sales supported by increased production.
Cost of Sales
Our total cost of sales increased $14 million, or 2%, from the first quarter of 2018 to the first quarter of 2019. The increase in our cost of sales was due primarily to higher realized natural gas costs, including the impact of realized derivatives, higher costs related to plant maintenance activity and an increase in shipping costs due to cold and wet weather in North America, partially offset by the impact of lower volumes. Cost of sales averaged $191 per ton in the first quarter of 2019, a 7% increase from $178 per ton in the same quarter of 2018. Realized natural gas costs, including the impact of realized derivatives, increased 11% from $3.33 per MMBtu in 2018 to $3.68 per MMBtu in 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were essentially unchanged at $58 million in the first quarter of 2019 as compared to $57 million in the comparable period of 2018.
Other Operating—Net
Other operating—net was $4 million of expense in the first quarter of 2019 compared to $21 million of income in the comparable period of 2018. The $4 million of expense in the first quarter of 2019 was primarily due to foreign currency transaction losses. The income in the first quarter of 2018 was due to the combination of changes in legal reserves, unrealized foreign currency gains pertaining to British pound denominated intercompany loans and a gain due to the recovery of certain precious metals used in the manufacturing process.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was unchanged at $7 million in both the first quarter of 2019 and the first quarter of 2018.
Interest Expense—Net
Net interest expense was essentially unchanged at $56 million in the first quarter of 2019 compared to $57 million in the first quarter of 2018.
Income Taxes
For the three months ended March 31, 2019, we recorded an income tax benefit of $8 million on pre-tax income of $110 million, or an effective tax rate of (7.3)%, compared to an income tax provision of $17 million on pre-tax income of $105 million, or an effective tax rate of 15.8%, for the three months ended March 31, 2018.
For the three months ended March 31, 2019, our income tax benefit includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interests in CFN and in the first quarter of 2018 by earnings attributable to the noncontrolling interests in TNCLP, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended March 31, 2019 of (7.3)%, which is based on pre-tax income of $110 million, would be 27.4% exclusive of the earnings attributable to the noncontrolling interests of $28 million and the incentive tax credit of $30 million. Our effective tax rate for the three months ended March 31, 2018 of 15.8%, which is based on pre-tax income of $105 million,

CF INDUSTRIES HOLDINGS, INC.

would be 20.8% exclusive of the earnings attributable to the noncontrolling interests of $25 million. See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $3 million in the first quarter of 2019 compared to the first quarter of 2018 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP. In the three months ended March 31, 2018, earnings attributable to noncontrolling interests in TNCLP was $8 million.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.13 to $0.40 per diluted share in the first quarter of 2019 from $0.27 per diluted share in the first quarter of 2018. This increase is primarily driven by higher gross margin driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance entering 2019.
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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended March 31, 2019
Net sales	$187	$343	$256	$127	$88	$1,001
Cost of sales	166	228	195	114	78	781
Gross margin	$21	$115	$61	$13	$10	$220
Gross margin percentage	11.2%	33.5%	23.8%	10.2%	11.4%	22.0%

Three months ended March 31, 2018
Net sales	$212	$264	$283	$100	$98	$957
Cost of sales	188	189	230	74	86	767
Gross margin	$24	$75	$53	$26	$12	$190
Gross margin percentage	11.3%	28.4%	18.7%	26.0%	12.2%	19.9%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended March 31,
	2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$187	$212	$(25)	(12)%
Cost of sales	166	188	(22)	(12)%
Gross margin	$21	$24	$(3)	(13)%
Gross margin percentage	11.2%	11.3%	(0.1)%
Sales volume by product tons (000s)	606	664	(58)	(9)%
Sales volume by nutrient tons (000s)(1)	497	544	(47)	(9)%
Average selling price per product ton	$309	$319	$(10)	(3)%
Average selling price per nutrient ton(1)	$376	$390	$(14)	(4)%
Gross margin per product ton	$35	$36	$(1)	(3)%
Gross margin per nutrient ton(1)	$42	$44	$(2)	(5)%
Depreciation and amortization	$29	$25	$4	16%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%
_______________________________________________________________________________

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2019 Compared to First Quarter of 2018
Net Sales.    Net sales in the ammonia segment decreased by $25 million, or 12%, in the first quarter of 2019 from the first quarter of 2018 due primarily to a 9% decrease in sales volume and a 3% decrease in average selling prices. Sales volume in the first quarter was impacted by unfavorable weather including wet conditions and cold temperatures throughout much of North America, which delayed the spring application season. Average selling prices decreased to $309 per ton in the first quarter of 2019 compared to $319 in the comparable period of 2018 due primarily to the impact of lower global demand.
Cost of Sales.    Cost of sales in our ammonia segment averaged $274 per ton in the first quarter of 2019, a 3% decrease from $283 per ton in the same quarter of 2018. The decrease is due primarily to a lower cost for purchased product from our joint venture in Trinidad in the first quarter of 2019 as compared to the first quarter of 2018, which reduces the overall cost per ton, partially offset by higher freight costs due to the mix of transportation modes.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$343	$264	$79	30%
Cost of sales	228	189	39	21%
Gross margin	$115	$75	$40	53%
Gross margin percentage	33.5%	28.4%	5.1%
Sales volume by product tons (000s)	1,184	982	202	21%
Sales volume by nutrient tons (000s)(1)	545	452	93	21%
Average selling price per product ton	$290	$269	$21	8%
Average selling price per nutrient ton(1)	$629	$584	$45	8%
Gross margin per product ton	$97	$76	$21	28%
Gross margin per nutrient ton(1)	$211	$166	$45	27%
Depreciation and amortization	$66	$59	$7	12%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(1)	$2	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2019 Compared to First Quarter of 2018
Net Sales.    Net sales in the granular urea segment increased $79 million, or 30%, in the first quarter of 2019 from the first quarter of 2018 due primarily to a 21% increase in sales volume and an 8% increase in average selling prices. Sales volume was higher due to greater supply availability as a result of increased production in the first quarter of 2019 compared to the comparable period of 2018. Average selling prices increased to $290 per ton in the first quarter of 2019 compared to $269 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance entering 2019.
Cost of Sales.    Cost of sales in our granular urea segment averaged $193 per ton in both the first quarter of 2019 and 2018, as higher realized natural gas costs were offset by lower utilities and maintenance costs.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$256	$283	$(27)	(10)%
Cost of sales	195	230	(35)	(15)%
Gross margin	$61	$53	$8	15%
Gross margin percentage	23.8%	18.7%	5.1%
Sales volume by product tons (000s)	1,268	1,669	(401)	(24)%
Sales volume by nutrient tons (000s)(1)	396	527	(131)	(25)%
Average selling price per product ton	$202	$170	$32	19%
Average selling price per nutrient ton(1)	$646	$537	$109	20%
Gross margin per product ton	$48	$32	$16	50%
Gross margin per nutrient ton(1)	$154	$101	$53	52%
Depreciation and amortization	$46	$63	$(17)	(27)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(1)	$2	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2019 Compared to First Quarter of 2018
Net Sales.    Net sales in the UAN segment decreased $27 million, or 10%, in the first quarter of 2019 from the first quarter of 2018 due primarily to a 24% decrease in sales volume, partially offset by a 19% increase in average selling prices. The decline in sales volume was due primarily to customer reluctance to take delivery of UAN due to the delayed spring application season as unfavorable weather conditions negatively impacted the supply and demand balance. Average selling prices increased to $202 per ton in the first quarter of 2019 compared to $170 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance entering 2019.
Cost of Sales.    Cost of sales in our UAN segment averaged $154 per ton in the first quarter of 2019, a 12% increase from $138 per ton in the comparable period of 2018 primarily driven by higher realized natural gas costs and higher freight costs due to the mix of transportation modes.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$127	$100	$27	27%
Cost of sales	114	74	40	54%
Gross margin	$13	$26	$(13)	(50)%
Gross margin percentage	10.2%	26.0%	(15.8)%
Sales volume by product tons (000s)	501	417	84	20%
Sales volume by nutrient tons (000s)(1)	166	140	26	19%
Average selling price per product ton	$253	$240	$13	5%
Average selling price per nutrient ton(1)	$765	$714	$51	7%
Gross margin per product ton	$26	$62	$(36)	(58)%
Gross margin per nutrient ton(1)	$78	$186	$(108)	(58)%
Depreciation and amortization	$22	$18	$4	22%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2019 Compared to First Quarter of 2018
Net Sales.    Net sales in our AN segment increased $27 million, or 27%, in the first quarter of 2019 from the first quarter of 2018 due primarily to a 20% increase in sales volume and a 5% increase in average selling prices. Sales volume was higher due primarily to an earlier start of the spring application season in the United Kingdom in 2019 compared to the delayed start in 2018 due to unfavorable weather conditions. Average selling prices increased to $253 per ton in the first quarter of 2019 compared to $240 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.  Cost of sales in our AN segment averaged $227 per ton in the first quarter of 2019, a 28% increase from $178 per ton in the comparable period of 2018. The increase was due primarily to higher costs related to plant maintenance activities. Additionally, the settlement of an energy rebate of $5 million was recognized in the first quarter of 2018.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$88	$98	$(10)	(10)%
Cost of sales	78	86	(8)	(9)%
Gross margin	$10	$12	$(2)	(17)%
Gross margin percentage	11.4%	12.2%	(0.8)%
Sales volume by product tons (000s)	528	571	(43)	(8)%
Sales volume by nutrient tons (000s)(1)	103	111	(8)	(7)%
Average selling price per product ton	$167	$172	$(5)	(3)%
Average selling price per nutrient ton(1)	$854	$883	$(29)	(3)%
Gross margin per product ton	$19	$21	$(2)	(10)%
Gross margin per nutrient ton(1)	$97	$108	$(11)	(10)%
Depreciation and amortization	$17	$17	$—	—%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2019 Compared to First Quarter of 2018
Net Sales.    Net sales in our Other segment decreased by $10 million, or 10%, in the first quarter of 2019 from the first quarter of 2018 due to an 8% decrease in sales volume and a 3% decrease in average selling prices. The decrease in sales volume was due primarily to a decrease in NPK production due to plant maintenance activity. The decrease in average selling prices is due primarily to the mix of products sold.
Cost of Sales.    Cost of sales in our Other segment averaged $148 per ton in the first quarter of 2019, a 2% decrease from $151 per ton in the first quarter of 2018 due primarily to the mix of products sold.

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
During the first quarter of 2019, we repurchased approximately 1.5 million shares of our common stock for $60 million. See discussion under “Share Repurchase Programs,” below, for further information.
At March 31, 2019, we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2019 or December 31, 2018, or during the three months ended March 31, 2019. See discussion under “Debt,” below, for further information.
Our cash and cash equivalents balance was $671 million and $682 million as of March 31, 2019 and December 31, 2018, respectively.
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
Share Repurchase Programs
On August 1, 2018, the Board authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020 (the 2018 Share Repurchase Program). In 2018, we completed the 2018 Share Repurchase Program with the repurchase of 10.9 million shares for $500 million, of which $33 million was accrued and unpaid at December 31, 2018. In February 2019, we retired all 10.9 million shares that were repurchased under the 2018 Share Repurchase Program.

On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the first quarter of 2019, we repurchased approximately 1.5 million shares for $60 million, of which $6 million was accrued and unpaid at March 31, 2019. At March 31, 2019, we held 1,546,005 shares of treasury stock.

Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $80 million in the first three months of 2019 compared to $68 million in the first three months of 2018.
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
The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS), CF USA Holdings, LLC (CF USA) and CF Industries Distribution Facilities, LLC (CFIDF).
As of March 31, 2019, we had excess borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2019 or December 31, 2018, or during the three months ended March 31, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $145 million (reflecting an increase of $20 million in January 2019). As of March 31, 2019, approximately $127 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2019 and December 31, 2018 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	March 31, 2019		December 31, 2018
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$498	$500	$497
3.450% due June 2023	3.562%	750	747	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	495	500	495
4.500% due December 2026	4.759%	750	737	750	737
Total long-term debt		$4,750	$4,700	$4,750	$4,698
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $10 million and $11 million as of March 31, 2019 and December 31, 2018, respectively, and total deferred debt issuance costs were $40 million and $41 million as of March 31, 2019 and December 31, 2018, respectively.

CF INDUSTRIES HOLDINGS, INC.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings and CF Holdings’ wholly owned subsidiaries CFE, CFS, CF USA and CFIDF. CFE, CFS, CF USA and CFIDF became subsidiary guarantors of the Public Senior Notes as a result of their becoming guarantors under the Revolving Credit Agreement. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). CF Holdings and the subsidiary guarantors of the Public Senior Notes are also guarantors of the Senior Secured Notes. Interest on the Senior Secured Notes is payable semiannually on December 1 and June 1, and the Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of March 31, 2019 and December 31, 2018, we had $301 million and $149 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of March 31, 2019 and December 31, 2018, our open derivative contracts consisted of natural gas basis swaps for 2.3 million MMBtus and 6.6 million MMBtus, respectively.
Defined Benefit Pension Plans
We contributed $6 million to our pension plans during the three months ended March 31, 2019. Over the remainder of 2019, we expect to contribute an additional $56 million to our pension plans, or a total of approximately $62 million for the full year 2019.

CF INDUSTRIES HOLDINGS, INC.

Distribution on Noncontrolling Interest in CFN
In the first quarter of 2019, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2018 in accordance with CFN’s limited liability company agreement. On January 31, 2019, CFN distributed $86 million to CHS for the distribution period ended December 31, 2018. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2019 is approximately $47 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2019 was $306 million as compared to $282 million in the first three months of 2018. The increase of $24 million was due primarily to a $30 million increase in net earnings during the first three months of 2019 partially offset by higher working capital used in the business. The increase in working capital was primarily in the accounts receivable, inventory and accounts payable areas of the business. This working capital usage was partially offset by working capital generated by an increase in customer advances as customers entered into a greater amount of fertilizer contracts with future delivery dates in the first three months of 2019 as compared to the first three months of 2018.
Investing Activities
Net cash used in investing activities was $75 million in the first three months of 2019 as compared to $55 million in the first three months of 2018. During the first three months of 2019, capital expenditures totaled $80 million compared to $68 million in the first three months of 2018.
Financing Activities
Net cash used in financing activities was $242 million in the first three months of 2019 compared to $127 million in the same period of 2018. Dividends paid on common stock during the three months ended March 31, 2019 and 2018 were $67 million and $70 million, respectively. In the first three months of 2019, we spent $87 million to repurchase shares of our common stock, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. In the first three months of 2019, we repurchased approximately 1.5 million shares for approximately $60 million, of which $6 million was accrued and not yet settled at March 31, 2019. Distributions to noncontrolling interests totaled $86 million in the first quarter of 2019 as compared to $59 million in the first quarter of 2018.
Sale of Pine Bend Facility
In March of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility located in Minnesota. In April of 2019, we completed the sale and received proceeds of $55 million.
Contractual Obligations
As of March 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See “Recent Accounting Pronouncements,” below for a discussion of our recent adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first three months of 2019.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards for a discussion of recent accounting pronouncements, including our January 1, 2019 adoption of ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019. Such factors include, among others:

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019 for a more complete discussion of the market risks we encounter.
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
        (b)    Changes in Internal Control Over Financial Reporting. Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter ended March 31, 2019, we implemented a new lease accounting system and process as a result of our January 1, 2019 adoption of ASU No. 2016-02, Leases (Topic 842). Although the adoption of the new lease accounting standard did not have a material impact on our consolidated statement of operations or consolidated statement of cash flows for the three months ended March 31, 2019, we did implement changes to our internal processes and controls to reflect the impact of ASU No. 2016-02 (Topic 842), including calculating the right-of-use assets and lease liabilities recorded on our March 31, 2019 consolidated balance sheet.
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

CF INDUSTRIES HOLDINGS, INC.

However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases, on a trade date basis, for each of the three months of the quarter ended March 31, 2019.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands) (2)
January 1, 2019 - January 31, 2019	44,043		$42.03	—	$—
February 1, 2019 - February 28, 2019	315		42.42	—	1,000,000
March 1, 2019 - March 31, 2019	1,501,647	(3)	41.24	1,455,786	940,001
Total	1,546,005		$41.26	1,455,786
_______________________________________________________________________________

(1)
Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2019 Stock Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.

(2)
On February 13, 2019, our Board of Directors authorized management to repurchase CF Holdings common stock for a total expenditure of up to $1 billion through December 31, 2021 (the 2019 Stock Repurchase Program). This program is discussed in Note 15—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.

(3)	Includes 45,861 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and performance restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 50 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Third Supplement to Second Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 7.125% Senior Notes due 2020

4.2
Third Supplement to First Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 3.450% Senior Notes due 2023

4.3
Third Supplement to Second Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 4.950% Senior Notes due 2043

4.4
Third Supplement to Third Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.150% Senior Notes due 2034

4.5
Third Supplement to Fourth Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.375% Senior Notes due 2044

4.6
Second Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Distribution Facilities, LLC and Wells Fargo Bank, National Association, as trustee and as collateral agent, relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021

4.7
Second Supplemental Indenture, dated as of March 22, 2019, among CF Industries, Inc., CF Industries Distribution Facilities, LLC and Wells Fargo Bank, National Association, as trustee and as collateral agent, relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 2, 2019	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 2, 2019	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)