Form 10-Q
period 2019-06-30
CF Industries Holdings, Inc.
filed 2019-08-01
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-32597
CF INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-2697511
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4 Parkway North, Suite 400		60015
Deerfield,	Illinois	(Zip Code)
(Address of principal executive offices)
(847) 405-2400
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
218,325,839 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at July 29, 2019.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net sales	$1,502	$1,300	$2,503	$2,257
Cost of sales	1,003	988	1,784	1,755
Gross margin	499	312	719	502
Selling, general and administrative expenses	62	53	120	110
Other operating—net	(37)	3	(33)	(18)
Total other operating costs and expenses	25	56	87	92
Equity in earnings of operating affiliate	1	18	8	25
Operating earnings	475	274	640	435
Interest expense	59	61	119	121
Interest income	(4)	(2)	(8)	(5)
Other non-operating—net	(2)	(3)	(3)	(4)
Earnings before income taxes	422	218	532	323
Income tax provision	102	44	94	61
Net earnings	320	174	438	262
Less: Net earnings attributable to noncontrolling interests	37	26	65	51
Net earnings attributable to common stockholders	$283	$148	$373	$211
Net earnings per share attributable to common stockholders:
Basic	$1.28	$0.63	$1.68	$0.90
Diluted	$1.28	$0.63	$1.67	$0.90
Weighted-average common shares outstanding:
Basic	221.1	234.0	222.2	233.9
Diluted	222.3	234.9	223.4	234.8
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$320	$174	$438	$262
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(8)	(67)	24	(50)
Unrealized loss on securities—net of taxes	—	(1)	—	(1)
Defined benefit plans—net of taxes	5	7	3	6
	(3)	(61)	27	(45)
Comprehensive income	317	113	465	217
Less: Comprehensive income attributable to noncontrolling interests	37	26	65	51
Comprehensive income attributable to common stockholders	$280	$87	$400	$166
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2019	December 31, 2018
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$858	$682
Accounts receivable—net	313	235
Inventories	290	309
Prepaid income taxes	1	28
Other current assets	26	20
Total current assets	1,488	1,274
Property, plant and equipment—net	8,336	8,623
Investment in affiliate	101	93
Goodwill	2,353	2,353
Operating lease right-of-use assets	281	—
Other assets	304	318
Total assets	$12,863	$12,661
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$416	$545
Income taxes payable	13	5
Customer advances	21	149
Current operating lease liabilities	89	—
Current maturities of long-term debt	498	—
Other current liabilities	5	6
Total current liabilities	1,042	705
Long-term debt, net of current maturities	4,203	4,698
Deferred income taxes	1,207	1,117
Operating lease liabilities	197	—
Other liabilities	396	410
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2019—218,961,651 shares issued and 2018—233,800,903 shares issued	2	2
Paid-in capital	1,299	1,368
Retained earnings	2,111	2,463
Treasury stock—at cost, 2019—42,608 shares and 2018—10,982,408 shares	(2)	(504)
Accumulated other comprehensive loss	(344)	(371)
Total stockholders’ equity	3,066	2,958
Noncontrolling interest	2,752	2,773
Total equity	5,818	5,731
Total liabilities and equity	$12,863	$12,661
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2019	$2	$(64)	$1,311	$2,047	$(341)	$2,955	$2,715	$5,670
Net earnings	—	—	—	283	—	283	37	320
Other comprehensive loss	—	—	—	—	(3)	(3)	—	(3)
Purchases of treasury stock	—	(118)	—	—	—	(118)	—	(118)
Retirement of treasury stock	—	178	(25)	(153)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	2	2	—	—	4	—	4
Stock-based compensation expense	—	—	11	—	—	11	—	11
Cash dividends ($0.30 per share)	—	—	—	(66)	—	(66)	—	(66)
Balance as of June 30, 2019	$2	$(2)	$1,299	$2,111	$(344)	$3,066	$2,752	$5,818

Balance as of December 31, 2018	$2	$(504)	$1,368	$2,463	$(371)	$2,958	$2,773	$5,731
Net earnings	—	—	—	373	—	373	65	438
Other comprehensive income	—	—	—	—	27	27	—	27
Purchases of treasury stock	—	(178)	—	—	—	(178)	—	(178)
Retirement of treasury stock	—	682	(90)	(592)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(4)	—	—	—	(4)	—	(4)
Issuance of $0.01 par value common stock under employee stock plans	—	2	4	—	—	6	—	6
Stock-based compensation expense	—	—	17	—	—	17	—	17
Cash dividends ($0.60 per share)	—	—	—	(133)	—	(133)	—	(133)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(86)	(86)
Balance as of June 30, 2019	$2	$(2)	$1,299	$2,111	$(344)	$3,066	$2,752	$5,818
(Continued)

CONSOLIDATED STATEMENTS OF EQUITY
(Continued) (Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2018	$2	$(1)	$1,405		$2,436	$(248)	$3,594	$3,071	$6,665
Net earnings	—	—	—		148	—	148	26	174
Other comprehensive loss	—	—	—		—	(61)	(61)	—	(61)
Acquisition of treasury stock under employee stock plans	—	1	(1)		—	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	—	2		—	—	2	—	2
Stock-based compensation expense	—	—	5		—	—	5	—	5
Cash dividends ($0.30 per share)	—	—	—		(70)	—	(70)	—	(70)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)		—	—	(62)	(331)	(393)
Balance as of June 30, 2018	$2	$—	$1,349	—	$2,514	$(309)	$3,556	$2,766	$6,322

Balance as of December 31, 2017	$2	$—	$1,397		$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2014-09	—	—	—		(1)	—	(1)	—	(1)
Adoption of ASU No. 2016-01	—	—	—		1	(1)	—	—	—
Net earnings	—	—	—		211	—	211	51	262
Other comprehensive loss	—	—	—		—	(45)	(45)	—	(45)
Acquisition of treasury stock under employee stock plans	—	—	(1)		—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	4		—	—	4	—	4
Stock-based compensation expense	—	—	11		—	—	11	—	11
Cash dividends ($0.60 per share)	—	—	—		(140)	—	(140)	—	(140)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)		—	—	(62)	(331)	(393)
Distribution declared to noncontrolling interest	—	—	—		—	—	—	(59)	(59)
Balance as of June 30, 2018	$2	$—	$1,349		$2,514	$(309)	$3,556	$2,766	$6,322

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2019	2018
	(in millions)
Operating Activities:
Net earnings	$438	$262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	440	434
Deferred income taxes	85	2
Stock-based compensation expense	17	11
Unrealized net loss (gain) on natural gas derivatives	1	(8)
Unrealized loss on embedded derivative	2	1
Gain on disposal of property, plant and equipment	(45)	—
Undistributed earnings of affiliate—net of taxes	(10)	(3)
Changes in:
Accounts receivable—net	(78)	(34)
Inventories	21	21
Accrued and prepaid income taxes	35	52
Accounts payable and accrued expenses	(94)	(46)
Customer advances	(128)	(68)
Other—net	9	(26)
Net cash provided by operating activities	693	598
Investing Activities:
Additions to property, plant and equipment	(154)	(145)
Proceeds from sale of property, plant and equipment	63	16
Distributions received from unconsolidated affiliate	—	10
Other—net	—	1
Net cash used in investing activities	(91)	(118)
Financing Activities:
Financing fees	—	1
Dividends paid on common stock	(133)	(140)
Acquisition of noncontrolling interests in TNCLP	—	(388)
Distributions to noncontrolling interests	(86)	(59)
Purchases of treasury stock	(209)	—
Issuances of common stock under employee stock plans	6	4
Shares withheld for taxes	(4)	(1)
Net cash used in financing activities	(426)	(583)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Increase (decrease) in cash and cash equivalents	176	(107)
Cash and cash equivalents at beginning of period	682	835
Cash and cash equivalents at end of period	$858	$728
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
Recently Issued Pronouncements
In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We plan to adopt this ASU prospectively. We do not expect that our adoption of this ASU on January 1, 2020 will have a material impact on our consolidated financial statements. However, this guidance could have an effect on future financial results if significant new software involving a cloud computing agreement is implemented. In this case, a certain portion of the implementation costs could be deferred and expensed over the term of the cloud computing arrangement.

CF INDUSTRIES HOLDINGS, INC.

3.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2019 and 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2019
North America	$443	$413	$346	$54	$68	$1,324
Europe and other	30	20	23	72	33	178
Total revenue	$473	$433	$369	$126	$101	$1,502
Three months ended June 30, 2018
North America	$349	$345	$290	$49	$64	$1,097
Europe and other	25	15	49	75	39	203
Total revenue	$374	$360	$339	$124	$103	$1,300

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Six months ended June 30, 2019
North America	$603	$748	$588	$100	$127	$2,166
Europe and other	57	28	37	153	62	337
Total revenue	$660	$776	$625	$253	$189	$2,503
Six months ended June 30, 2018
North America	$517	$609	$536	$94	$123	$1,879
Europe and other	69	15	86	130	78	378
Total revenue	$586	$624	$622	$224	$201	$2,257

As of June 30, 2019 and December 31, 2018, we had $21 million and $149 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2019 and 2018, substantially all of our customer advances that were recorded at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued at June 30, 2019 and December 31, 2018 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of June 30, 2019, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.2 billion. We expect to recognize approximately 13% of these performance obligations as revenue in the remainder of 2019, approximately 45% as revenue during 2020 and 2021, approximately 28% as revenue during 2022 and 2023, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts, in the aggregate, is approximately $264 million as of June 30, 2019. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2018 will be satisfied in 2019.

CF INDUSTRIES HOLDINGS, INC.

4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$283	$148	$373	$211
Basic earnings per common share:
Weighted-average common shares outstanding	221.1	234.0	222.2	233.9
Net earnings attributable to common stockholders	$1.28	$0.63	$1.68	$0.90
Diluted earnings per common share:
Weighted-average common shares outstanding	221.1	234.0	222.2	233.9
Dilutive common shares—stock options	1.2	0.9	1.2	0.9
Diluted weighted-average shares outstanding	222.3	234.9	223.4	234.8
Net earnings attributable to common stockholders	$1.28	$0.63	$1.67	$0.90

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 1.5 million in each of the three and six months ended June 30, 2019 and 2.0 million in each of the three and six months ended June 30, 2018.
5.   Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Finished goods	$250	$272
Raw materials, spare parts and supplies	40	37
Total inventories	$290	$309

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Land	$70	$69
Machinery and equipment	12,178	12,127
Buildings and improvements	882	886
Construction in progress	275	225
Property, plant and equipment(1)	13,405	13,307
Less: Accumulated depreciation and amortization	5,069	4,684
Property, plant and equipment—net	$8,336	$8,623
_______________________________________________________________________________

(1)
As of June 30, 2019 and December 31, 2018, we had property, plant and equipment that was accrued but unpaid of approximately $43 million and $48 million, respectively. As of June 30, 2018 and December 31, 2017, we had property, plant and equipment that was accrued but unpaid of $49 million and $46 million, respectively.

During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. In April 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the three and six months ended June 30, 2019.
Depreciation and amortization related to property, plant and equipment was $247 million and $430 million for the three and six months ended June 30, 2019, respectively, and $236 million and $421 million for the three and six months ended June 30, 2018, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2019	2018
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$252	$208
Additions	22	41
Depreciation	(57)	(56)
Effect of exchange rate changes	2	(2)
Ending balance	$219	$191

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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2019 and December 31, 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2018	$586	$828	$576	$292	$71	$2,353
Effect of exchange rate changes(1)	—	—	—	—	—	—
Balance as of June 30, 2019	$586	$828	$576	$292	$71	$2,353
_______________________________________________________________________________

(1)	The effect of exchange rate changes on the carrying amount of goodwill was immaterial for the six months ended June 30, 2019.
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$127	$(40)	$87	$127	$(37)	$90
TerraCair brand	—	—	—	10	(10)	—
Trade names	30	(6)	24	30	(5)	25
Total intangible assets	$157	$(46)	$111	$167	$(52)	$115

Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $2 million and $4 million for the three and six months ended June 30, 2019, respectively, and $3 million and $5 million for the three and six months ended June 30, 2018, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2019 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2019	$4
2020	8
2021	8
2022	8
2023	8
2024	8

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
As of June 30, 2019, the total carrying value of our equity method investment in PLNL was $101 million, $47 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 14 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $12 million and $34 million

CF INDUSTRIES HOLDINGS, INC.

for the three and six months ended June 30, 2019, respectively, and $9 million and $38 million for the three and six months ended June 30, 2018, respectively.
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
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$52	$—	$—	$52
Cash equivalents:
U.S. and Canadian government obligations	794	—	—	794
Other debt securities	12	—	—	12
Total cash and cash equivalents	$858	$—	$—	$858
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$34	$—	$—	$34
Cash equivalents:
U.S. and Canadian government obligations	623	—	—	623
Other debt securities	25	—	—	25
Total cash and cash equivalents	$682	$—	$—	$682
Nonqualified employee benefit trusts	17	2	—	19

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2019 and December 31, 2018 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$806	$806	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(23)	—	(23)	—

	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$648	$648	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(21)	—	(21)	—

Cash Equivalents
As of June 30, 2019 and December 31, 2018, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016, 2017 and 2018, we made a payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of June 30, 2019 and December 31, 2018, the embedded derivative liability of $23 million and $21 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statement of operations for the six months ended June 30, 2019 and 2018 is a net loss of $2 million and $1 million, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,701	$4,669	$4,698	$4,265

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
10.   Income Taxes
For the three months ended June 30, 2019, we recorded an income tax provision of $102 million on pre-tax income of $422 million, or an effective tax rate of 24.2%, compared to an income tax provision of $44 million on pre-tax income of $218 million, or an effective tax rate of 20.2%, for the three months ended June 30, 2018.
For the six months ended June 30, 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2019 of 24.2%, which is based on pre-tax income of $422 million, would be 26.5% exclusive of the earnings attributable to the noncontrolling interests of $37 million. Our effective tax rate for the three months ended June 30, 2018 of 20.2%, which is based on pre-tax income of $218 million, would be 23.0% exclusive of the earnings attributable to the noncontrolling interests of $26 million. See Note 14—Noncontrolling Interests for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest on borrowings(1)	$57	$57	$114	$114
Fees on financing agreements(1)	3	4	6	7
Interest on tax liabilities	—	—	—	1
Interest capitalized	(1)	—	(1)	(1)
Total interest expense	$59	$61	$119	$121

_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.
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
As of June 30, 2019, we had excess borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2019 or December 31, 2018, or during the six months ended June 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $145 million (reflecting an increase of $20 million in January 2019). As of June 30, 2019, approximately $131 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt, including current maturities of long-term debt, presented on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	June 30, 2019		December 31, 2018
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$498	$500	$497
3.450% due June 2023	3.562%	750	747	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	495	500	495
4.500% due December 2026	4.759%	750	738	750	737
Total long-term debt		$4,750	$4,701	$4,750	$4,698
Less: Current maturities of long-term debt		500	498	—	—
Long-term debt, net of current maturities		$4,250	$4,203	$4,750	$4,698
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million as of both June 30, 2019 and December 31, 2018, and total deferred debt issuance costs were $38 million and $41 million as of June 30, 2019 and December 31, 2018, respectively.

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
The components of lease costs were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in millions)
Operating lease cost	$24	$47
Short-term lease cost	7	14
Total lease cost	$31	$61

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
(in millions)
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$42
ROU assets obtained in exchange for operating lease obligations	32

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(in millions)
Operating lease ROU assets	$281

Current operating lease liabilities	$89
Operating lease liabilities	197
Total operating lease liabilities	$286

CF INDUSTRIES HOLDINGS, INC.

June 30, 2019
Operating leases
Weighted average remaining lease term	5 years
Weighted average discount rate(1)	4.9%
_______________________________________________________________________________

(1)	Upon adoption of the new lease accounting standard, discount rates used for existing leases were established at January 1, 2019. See Note 2—New Accounting Standards.
The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of June 30, 2019.

Operating lease payments
(in millions)
Remainder of 2019	$46
2020	85
2021	64
2022	42
2023	28
Thereafter	57
Total lease payments	322
Less: imputed interest	(36)
Total operating lease liabilities	286
Less: Current operating lease liabilities	(89)
Long-term operating lease liabilities	$197

As of June 30, 2019, we have entered into additional leases that had not yet commenced. These leases have been excluded from total operating lease liabilities and will commence in fiscal years 2019 and 2020 with future minimum payments of $18 million and lease terms ranging from five to ten years.
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

	2019	2018
	CFN	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,773	$2,772	$333	$3,105
Earnings attributable to noncontrolling interests	65	43	8	51
Declaration of distributions payable	(86)	(49)	(10)	(59)
Purchase of the TNCLP Public Units	—	—	(331)	(331)
Balance as of June 30	$2,752	$2,766	$—	$2,766
Distributions payable to noncontrolling interests:
Balance as of January 1	$—	$—	$—	$—
Declaration of distributions payable	86	49	10	59
Distributions to noncontrolling interests	(86)	(49)	(10)	(59)
Balance as of June 30	$—	$—	$—	$—

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
On July 31, 2019, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2019 in accordance with CFN’s limited liability company agreement. On July 31, 2019, CFN distributed $100 million to CHS for the distribution period ended June 30, 2019.
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

CF INDUSTRIES HOLDINGS, INC.

Prior to April 2, 2018, TNCLP was a master limited partnership that owned a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. We owned approximately 75.3% of TNCLP through general and limited partnership interests and outside investors owned the remaining approximately 24.7% of the limited partnership interests. For financial reporting purposes, the assets, liabilities and earnings of the partnership were consolidated into our financial statements. The outside investors’ limited partnership interests in TNCLP were recorded in noncontrolling interests in our consolidated financial statements. The noncontrolling interest represented the noncontrolling unitholders’ interest (prior to the Purchase) in the earnings and equity of TNCLP. Affiliates of CF Industries were required to purchase all of TNCLP’s fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the six months ended June 30, 2019, we repurchased approximately 4.2 million shares for $178 million, of which $2 million was accrued and unpaid at June 30, 2019. In June 2019, we retired approximately 4.2 million shares that were repurchased under the 2019 Share Repurchase Program. At June 30, 2019, we held 42,608 shares of treasury stock.

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU 2016-01	—	(1)	—	—	(1)
Unrealized loss	—	(1)	—	—	(1)
Gain arising during the period	—	—	—	5	5
Reclassification to earnings(1)	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	(50)	—	—	—	(50)
Balance as of June 30, 2018	$(195)	$(1)	$4	$(117)	$(309)

Balance as of December 31, 2018	$(250)	$—	$5	$(126)	$(371)
Gain arising during the period	—	—	—	5	5
Reclassification to earnings(1)	—	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	24	—	—	(1)	23
Balance as of June 30, 2019	$(226)	$—	$5	$(123)	$(344)
____________________________________________________________________________

(1)	Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2019 and 2018 were not material.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on September 16, 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2019 and 2018 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2019
Net sales	$473	$433	$369	$126	$101	$1,502
Cost of sales	300	251	277	94	81	1,003
Gross margin	$173	$182	$92	$32	$20	499
Total other operating costs and expenses						25
Equity in earnings of operating affiliate						1
Operating earnings						$475
Three months ended June 30, 2018
Net sales	$374	$360	$339	$124	$103	$1,300
Cost of sales	272	255	258	117	86	988
Gross margin	$102	$105	$81	$7	$17	312
Total other operating costs and expenses						56
Equity in earnings of operating affiliate						18
Operating earnings						$274

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Six months ended June 30, 2019
Net sales	$660	$776	$625	$253	$189	$2,503
Cost of sales	466	479	472	208	159	1,784
Gross margin	$194	$297	$153	$45	$30	719
Total other operating costs and expenses						87
Equity in earnings of operating affiliate						8
Operating earnings						$640

Six months ended June 30, 2018
Net sales	$586	$624	$622	$224	$201	$2,257
Cost of sales	460	444	488	191	172	1,755
Gross margin	$126	$180	$134	$33	$29	502
Total other operating costs and expenses						92
Equity in earnings of operating affiliate						25
Operating earnings						$435
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

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
Presented below are condensed consolidating statements of operations and statements of comprehensive income for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three and six months ended June 30, 2019 and 2018, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the six months ended June 30, 2019 and 2018, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of June 30, 2019 and December 31, 2018. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of June 30, 2019, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the Non-Guarantors column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the Subsidiary Guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$96	$1,262	$989	$(845)	$1,502
Cost of sales	—	69	1,052	725	(843)	1,003
Gross margin	—	27	210	264	(2)	499
Selling, general and administrative expenses	1	(2)	46	19	(2)	62
Other operating—net	—	3	(40)	—	—	(37)
Total other operating costs and expenses	1	1	6	19	(2)	25
Equity in earnings of operating affiliates	—	—	—	1	—	1
Operating (loss) earnings	(1)	26	204	246	—	475
Interest expense	1	62	—	—	(4)	59
Interest expense—mandatorily redeemable preferred shares	—	—	—	1	(1)	—
Interest income	—	—	(5)	(4)	5	(4)
Net earnings of wholly owned subsidiaries	(285)	(314)	(199)	—	798	—
Other non-operating—net	—	—	(1)	(1)	—	(2)
Earnings before income taxes	283	278	409	250	(798)	422
Income tax (benefit) provision	(1)	(7)	104	6	—	102
Net earnings	284	285	305	244	(798)	320
Less: Net earnings attributable to noncontrolling interests	—	—	—	37	—	37
Net earnings attributable to common stockholders	$284	$285	$305	$207	$(798)	$283

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$284	$285	$305	$244	$(798)	$320
Other comprehensive (loss) income	(3)	(3)	2	(7)	8	(3)
Comprehensive income	281	282	307	237	(790)	317
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	37	—	37
Comprehensive income attributable to common stockholders	$281	$282	$307	$200	$(790)	$280

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$186	$2,001	$1,939	$(1,623)	$2,503
Cost of sales	—	157	1,768	1,478	(1,619)	1,784
Gross margin	—	29	233	461	(4)	719
Selling, general and administrative expenses	2	(1)	85	38	(4)	120
Other operating—net	—	4	(39)	2	—	(33)
Total other operating costs and expenses	2	3	46	40	(4)	87
Equity in earnings of operating affiliates	—	1	—	7	—	8
Operating (loss) earnings	(2)	27	187	428	—	640
Interest expense	1	123	1	1	(7)	119
Interest expense—mandatorily redeemable preferred shares	—	—	—	2	(2)	—
Interest income	(1)	—	(8)	(8)	9	(8)
Net earnings of wholly owned subsidiaries	(375)	(451)	(376)	—	1,202	—
Other non-operating—net	—	—	(1)	(2)	—	(3)
Earnings before income taxes	373	355	571	435	(1,202)	532
Income tax (benefit) provision	(1)	(20)	134	(19)	—	94
Net earnings	374	375	437	454	(1,202)	438
Less: Net earnings attributable to noncontrolling interests	—	—	—	65	—	65
Net earnings attributable to common stockholders	$374	$375	$437	$389	$(1,202)	$373

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$374	$375	$437	$454	$(1,202)	$438
Other comprehensive income	28	28	22	24	(75)	27
Comprehensive income	402	403	459	478	(1,277)	465
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	65	—	65
Comprehensive income attributable to common stockholders	$402	$403	$459	$413	$(1,277)	$400

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$85	$1,063	$918	$(766)	$1,300
Cost of sales	—	69	922	761	(764)	988
Gross margin	—	16	141	157	(2)	312
Selling, general and administrative expenses	—	2	33	20	(2)	53
Other operating—net	—	5	1	(3)	—	3
Total other operating costs and expenses	—	7	34	17	(2)	56
Equity in (losses) earnings of operating affiliate	—	(1)	—	19	—	18
Operating earnings	—	8	107	159	—	274
Interest expense	—	61	6	2	(8)	61
Interest income	—	(1)	(2)	(7)	8	(2)
Net earnings of wholly owned subsidiaries	(148)	(188)	(139)	—	475	—
Other non-operating—net	—	—	—	(3)	—	(3)
Earnings before income taxes	148	136	242	167	(475)	218
Income tax (benefit) provision	—	(12)	56	—	—	44
Net earnings	148	148	186	167	(475)	174
Less: Net earnings attributable to noncontrolling interests	—	—	—	26	—	26
Net earnings attributable to common stockholders	$148	$148	$186	$141	$(475)	$148

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$148	$148	$186	$167	$(475)	$174
Other comprehensive loss	(61)	(61)	(35)	(62)	158	(61)
Comprehensive income	87	87	151	105	(317)	113
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	26	—	26
Comprehensive income attributable to common stockholders	$87	$87	$151	$79	$(317)	$87

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$190	$1,775	$1,803	$(1,511)	$2,257
Cost of sales	—	159	1,638	1,461	(1,503)	1,755
Gross margin	—	31	137	342	(8)	502
Selling, general and administrative expenses	1	3	72	42	(8)	110
Other operating—net	—	(8)	(2)	(8)	—	(18)
Total other operating costs and expenses	1	(5)	70	34	(8)	92
Equity in earnings of operating affiliates	—	2	—	23	—	25
Operating (loss) earnings	(1)	38	67	331	—	435
Interest expense	—	123	10	3	(15)	121
Interest income	(1)	(3)	(5)	(11)	15	(5)
Net earnings of wholly owned subsidiaries	(211)	(275)	(274)	—	760	—
Other non-operating—net	—	—	—	(4)	—	(4)
Earnings before income taxes	211	193	336	343	(760)	323
Income tax (benefit) provision	—	(18)	73	6	—	61
Net earnings	211	211	263	337	(760)	262
Less: Net earnings attributable to noncontrolling interests	—	—	—	51	—	51
Net earnings attributable to common stockholders	$211	$211	$263	$286	$(760)	$211

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$211	$211	$263	$337	$(760)	$262
Other comprehensive loss	(46)	(46)	(34)	(47)	128	(45)
Comprehensive income	165	165	229	290	(632)	217
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	51	—	51
Comprehensive income attributable to common stockholders	$165	$165	$229	$239	$(632)	$166

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	June 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$68	$10	$45	$735	$—	$858
Accounts and notes receivable—net	145	512	1,376	804	(2,524)	313
Inventories	—	—	136	154	—	290
Prepaid income taxes	—	—	—	1	—	1
Other current assets	—	—	18	8	—	26
Total current assets	213	522	1,575	1,702	(2,524)	1,488
Property, plant and equipment—net	—	—	109	8,227	—	8,336
Investments in affiliates	3,893	8,377	6,719	101	(18,989)	101
Goodwill	—	—	2,064	289	—	2,353
Operating lease right-of-use assets	—	—	276	5	—	281
Other assets	—	3	146	327	(172)	304
Total assets	$4,106	$8,902	$10,889	$10,651	$(21,685)	$12,863
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,040	$293	$1,309	$298	$(2,524)	$416
Income taxes payable	—	—	13	—	—	13
Customer advances	—	—	21	—	—	21
Current operating lease liabilities	—	—	87	2	—	89
Current maturities of long-term debt	—	498	—	—	—	498
Other current liabilities	—	—	5	—	—	5
Total current liabilities	1,040	791	1,435	300	(2,524)	1,042
Long-term debt, net of current maturities	—	4,203	44	126	(170)	4,203
Dividends payable—mandatorily redeemable preferred shares	—	—	—	2	(2)	—
Deferred income taxes	—	—	1,047	160	—	1,207
Operating lease liabilities	—	—	194	3	—	197
Other liabilities	—	15	230	151	—	396
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,147	(5,147)	2
Paid-in capital	1,299	1,799	8,760	1,263	(11,822)	1,299
Retained earnings	2,111	2,438	(558)	1,039	(2,919)	2,111
Treasury stock	(2)	—	—	—	—	(2)
Accumulated other comprehensive loss	(344)	(344)	(255)	(300)	899	(344)
Total stockholders’ equity	3,066	3,893	7,947	7,149	(18,989)	3,066
Noncontrolling interests	—	—	(8)	2,760	—	2,752
Total equity	3,066	3,893	7,939	9,909	(18,989)	5,818
Total liabilities and equity	$4,106	$8,902	$10,889	$10,651	$(21,685)	$12,863

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$36	$27	$65	$554	$—	$682
Accounts and notes receivable—net	135	500	1,203	911	(2,514)	235
Inventories	—	4	142	163	—	309
Prepaid income taxes	—	—	24	4	—	28
Other current assets	—	—	15	5	—	20
Total current assets	171	531	1,449	1,637	(2,514)	1,274
Property, plant and equipment—net	—	—	118	8,505	—	8,623
Investments in affiliates	3,656	8,208	6,857	94	(18,722)	93
Goodwill	—	—	2,064	289	—	2,353
Other assets	—	4	126	320	(132)	318
Total assets	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$870	$374	$1,429	$386	$(2,514)	$545
Income taxes payable	—	—	5	—	—	5
Customer advances	—	—	149	—	—	149
Other current liabilities	—	—	6	—	—	6
Total current liabilities	870	374	1,589	386	(2,514)	705
Long-term debt	—	4,698	43	89	(132)	4,698
Deferred income taxes	—	—	960	157	—	1,117
Other liabilities	—	15	232	163	—	410
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,363	(5,363)	2
Paid-in capital	1,368	1,799	9,070	1,265	(12,134)	1,368
Retained earnings	2,463	2,229	(995)	965	(2,199)	2,463
Treasury stock	(504)	—	—	—	—	(504)
Accumulated other comprehensive loss	(372)	(372)	(277)	(324)	974	(371)
Total stockholders’ equity	2,957	3,656	7,798	7,269	(18,722)	2,958
Noncontrolling interests	—	—	(8)	2,781	—	2,773
Total equity	2,957	3,656	7,790	10,050	(18,722)	5,731
Total liabilities and equity	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$374	$375	$437	$454	$(1,202)	$438
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	4	12	424	—	440
Deferred income taxes	—	—	86	(1)	—	85
Stock-based compensation expense	17	—	—	—	—	17
Unrealized net loss on natural gas derivatives	—	—	1	—	—	1
Unrealized loss on embedded derivative	—	—	2	—	—	2
Gain on disposal of property, plant and equipment	—	—	(45)	—	—	(45)
Undistributed earnings of affiliates—net	(375)	(451)	(376)	(10)	1,202	(10)
Changes in:
Intercompany accounts receivable/accounts payable—net	(9)	(11)	(22)	42	—	—
Accounts receivable—net	—	(1)	(70)	(7)	—	(78)
Inventories	—	4	5	12	—	21
Accrued and prepaid income taxes	(1)	(20)	63	(7)	—	35
Accounts and notes payable and accrued expenses	—	(4)	(21)	(69)	—	(94)
Customer advances	—	—	(128)	—	—	(128)
Other—net	—	—	2	7	—	9
Net cash provided by (used in) operating activities	6	(104)	(54)	845	—	693
Investing Activities:
Additions to property, plant and equipment	—	—	(8)	(146)	—	(154)
Proceeds from sale of property, plant and equipment	—	—	55	8	—	63
Distributions received from unconsolidated affiliates	—	225	209	(434)	—	—
Net cash provided by (used in) investing activities	—	225	256	(572)	—	(91)
Financing Activities:
Long-term debt—net	—	—	(39)	39	—	—
Short-term debt—net	199	29	(183)	(45)	—	—
Dividends paid on common stock	(133)	(167)	—	—	167	(133)
Dividends to/from affiliates	167	—	—	—	(167)	—
Distribution to noncontrolling interest	—	—	—	(86)	—	(86)
Purchases of treasury stock	(209)	—	—	—	—	(209)
Issuances of common stock under employee stock plans	6	—	—	—	—	6
Shares withheld for taxes	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities	26	(138)	(222)	(92)	—	(426)
Increase (decrease) in cash and cash equivalents	32	(17)	(20)	181	—	176
Cash and cash equivalents at beginning of period	36	27	65	554	—	682
Cash and cash equivalents at end of period	$68	$10	$45	$735	$—	$858

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$211	$211	$263	$337	$(760)	$262
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	4	11	419	—	434
Deferred income taxes	—	—	12	(10)	—	2
Stock-based compensation expense	11	—	—	—	—	11
Unrealized net loss (gain) on natural gas derivatives	—	—	(5)	(3)	—	(8)
Unrealized loss on embedded derivative	—	—	1	—	—	1
Undistributed earnings of affiliates—net	(211)	(275)	(274)	(3)	760	(3)
Changes in:
Intercompany accounts receivable/accounts payable—net	(15)	(84)	124	(25)	—	—
Accounts receivable—net	—	(16)	(20)	2	—	(34)
Inventories	—	4	4	13	—	21
Accrued and prepaid income taxes	—	(18)	69	1	—	52
Accounts and notes payable and accrued expenses	—	(9)	(1)	(36)	—	(46)
Customer advances	—	—	(68)	—	—	(68)
Other—net	—	(1)	4	(29)	—	(26)
Net cash (used in) provided by operating activities	(4)	(184)	120	666	—	598
Investing Activities:
Additions to property, plant and equipment	—	—	(4)	(141)	—	(145)
Proceeds from sale of property, plant and equipment	—	—	—	16	—	16
Distributions received from unconsolidated affiliates	—	—	184	(174)	—	10
Investments in consolidated subs - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash (used in) provided by investing activities	—	(31)	(235)	148	—	(118)
Financing Activities:
Long-term debt—net	—	—	178	(178)	—	—
Short-term debt—net	141	202	(371)	28	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(140)	—	—	(49)	49	(140)
Dividends to/from affiliates	—	—	49	—	(49)	—
Acquisition of noncontrolling interest in TNCLP	—	—	—	(388)	—	(388)
Distributions to noncontrolling interests	—	—	—	(59)	—	(59)
Issuances of common stock under employee stock plans	4	—	—	—	—	4
Shares withheld for taxes	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	4	203	(144)	(646)	—	(583)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
(Decrease) increase in cash and cash equivalents	—	(12)	(259)	164	—	(107)
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$—	$3	$129	$596	$—	$728

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019, as well as Item 1. Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Second Quarter of 2019 Compared to Second Quarter of 2018

•	Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Our principal assets as of June 30, 2019 include:

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
Items Affecting Comparability of Results
Sales Volume
Sales volume for our products in each of the first six months of 2019 and 2018 was 9.8 million product tons. However, persistent cold and wet weather across most of North America early in 2019 delayed spring planting activity and fertilizer applications from the first quarter into the second quarter. In addition, high water levels impacted shipping and logistics on inland rivers and delayed certain barge shipments. This resulted in delays in certain customers taking delivery of fertilizer and other customers delaying purchases, which resulted in high inventory levels entering the second quarter of 2019 as volume typically shipped in the first quarter was instead shipped in the second quarter. These factors were a primary driver of the increase in our second quarter sales volume.
Sales volume for the three months ended June 30, 2019 was 5.7 million product tons, an increase of 3% compared to sales volume of 5.5 million product tons for the three months ended June 30, 2018, which resulted in an increase in net sales of approximately $54 million. Sales volumes of ammonia, granular urea and UAN increased as a result of the delay in the spring application season. In addition, due to the late planting and wet field conditions, customer preference for granular urea and UAN increased, and we set a quarterly record for shipments of granular urea. Partially offsetting these increases was a decline in sales volumes of AN due primarily to lower supply availability.
Selling Prices
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. In 2018, higher energy costs in Asia and Europe, along with continued enforcement of environmental regulations in China, resulted in lower nitrogen production in these regions. In addition, plant outages impacted the nitrogen supply and demand balance. These factors collectively drove global nitrogen prices higher in the latter half of 2018.
Upon entering the first quarter of 2019, our average selling prices were higher than the first quarter of 2018, driven by the impact of a tighter global nitrogen supply and demand balance experienced throughout late 2018. During the first half of 2019, our average selling prices for all fertilizer products remained strong due to the limited supply of fertilizer as high water levels and flooding impacted shipping and logistics on inland rivers and limited access for imports.
The average selling price for our products for the three months ended June 30, 2019 was $263 per ton compared to $235 per ton for the three months ended June 30, 2018, an increase of 12%, which resulted in an increase in net sales of approximately $148 million. Each of our segments reported higher average selling prices in the second quarter of 2019 as compared to the second quarter of 2018. The average selling price for our products for the six months ended June 30, 2019 was $255 per ton compared to $229 per ton for the six months ended June 30, 2018, an increase of 11%, which resulted in an increase in net sales of approximately $210 million.
Other Items Affecting Comparability
In addition to the impact of market conditions on nitrogen fertilizer selling prices and sales volume, certain items impacted the comparability of our financial results during the three and six months ended June 30, 2019 and 2018. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended June 30, 2019 and 2018, we reported net earnings attributable to common stockholders of $283 million and $148 million, respectively. During the six months ended June 30, 2019 and 2018, we reported net earnings attributable to common stockholders of $373 million and $211 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(1)	$—	$(5)	$(4)	$1	$1	$(8)	$(6)
Loss (gain) on foreign currency transactions, including intercompany loans(2)	5	4	2	2	7	5	(3)	(2)
Gain on sale of Pine Bend facility(2)	(45)	(35)	—	—	(45)	(35)	—	—
Louisiana incentive tax credit(3)	—	—	—	—	—	(30)	—	—
Costs related to the acquisition of TNCLP Public Units(4)	—	—	—	—	—	—	2	1
Earnings attributable to noncontrolling interests - TNCLP(5)	—	—	—	—	—	—	8	8
PLNL settlement income(6)	—	—	(19)	(19)	—	—	(19)	(19)
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in income tax provision in our consolidated statement of operations.

(4)	Included in selling, general and administrative expenses in our consolidated statement of operations.

(5)	Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

(6)	Included in equity in earnings of operating affiliate in our consolidated statements of operations.

The following describes these items, identified in the table above, that impacted the comparability of our financial results for the three and six months ended June 30, 2019 and 2018. Descriptions of items below that refer to amounts in the table above refer to the pre-tax amounts.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2019 and 2018, we recognized unrealized net mark-to-market gains of $1 million and $5 million, respectively. In the six months ended June 30, 2019 and 2018, we recognized an unrealized net mark-to-market loss (gain) of $1 million and $(8) million, respectively.
Loss (gain) on foreign currency transactions, including intercompany loans
In the three and six months ended June 30, 2019, we recognized losses of $5 million and $7 million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Gain on sale of Pine Bend facility
During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. In April of 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the three and six months ended June 30, 2019.
Louisiana incentive tax credit
For the six months ended June 30, 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.

CF INDUSTRIES HOLDINGS, INC.

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
PLNL settlement income
Our joint venture in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statements of operations for the three and six months ended June 30, 2018 was an increase in our equity in earnings of operating affiliate of approximately $19 million.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $283 million for the three months ended June 30, 2019 compared to $148 million for the three months ended June 30, 2018, or an increase in net earnings of 91%, or $135 million. Diluted net earnings per share attributable to common stockholders increased 103%, or $0.65 per share to $1.28 in the second quarter of 2019 compared to $0.63 in the second quarter of 2018. The increase in net earnings of $135 million was due primarily to the following:

•
Net sales were $1.50 billion in the second quarter of 2019, an increase of $0.20 billion, or 16%, from $1.30 billion in the second quarter of 2018, reflecting an increase in average selling prices of 12% and a 3% increase in sales volume.

•
Gross margin increased by $187 million in the second quarter of 2019 to $499 million as compared to $312 million in the second quarter of 2018. The increase in gross margin was driven by an increase in average selling prices, reflecting the impact of a tighter global nitrogen supply and demand balance, and an increase in sales volume. This increase was partially offset by higher shipping and distribution costs due to weather related factors. The 12% increase in average selling prices increased gross margin by $148 million, and the 3% increase in sales volume increased gross margin by $33 million.

•
The second quarter of 2019 includes a pre-tax gain on the sale of the Pine Bend facility of $45 million, which is more fully described in the section above titled “Items Affecting Comparability of Results.”

•	Our income tax provision increased by $58 million in the second quarter of 2019 to $102 million as compared to $44 million in the second quarter of 2018 due to higher earnings before income taxes.
On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors. In the second quarter of 2019, we repurchased approximately

CF INDUSTRIES HOLDINGS, INC.

2.7 million shares for $118 million and from January 1, 2019 to June 30, 2019, we repurchased a total of 4.2 million shares for $178 million.
Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(in millions, except as noted)
Net sales	$1,502	$1,300	$202	16%	$2,503	$2,257	$246	11%
Cost of sales	1,003	988	15	2%	1,784	1,755	29	2%
Gross margin	499	312	187	60%	719	502	217	43%
Gross margin percentage	33.2%	24.0%	9.2%		28.7%	22.2%	6.5%
Selling, general and administrative expenses	62	53	9	17%	120	110	10	9%
Other operating—net	(37)	3	(40)	N/M	(33)	(18)	(15)	(83)%
Total other operating costs and expenses	25	56	(31)	(55)%	87	92	(5)	(5)%
Equity in earnings of operating affiliate	1	18	(17)	(94)%	8	25	(17)	(68)%
Operating earnings	475	274	201	73%	640	435	205	47%
Interest expense—net	55	59	(4)	(7)%	111	116	(5)	(4)%
Other non-operating—net	(2)	(3)	1	33%	(3)	(4)	1	25%
Earnings before income taxes	422	218	204	94%	532	323	209	65%
Income tax provision	102	44	58	132%	94	61	33	54%
Net earnings	320	174	146	84%	438	262	176	67%
Less: Net earnings attributable to noncontrolling interests	37	26	11	42%	65	51	14	27%
Net earnings attributable to common stockholders	$283	$148	$135	91%	$373	$211	$162	77%
Diluted net earnings per share attributable to common stockholders	$1.28	$0.63	$0.65	103%	$1.67	$0.90	$0.77	86%
Diluted weighted-average common shares outstanding	222.3	234.9	(12.6)	(5)%	223.4	234.8	(11.4)	(5)%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.60	$0.60	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.81	$2.92	$(0.11)	(4)%	$3.16	$3.08	$0.08	3%
Realized derivatives loss (gain) in cost of sales(2)	—	0.03	(0.03)	(100)%	(0.01)	0.03	(0.04)	N/M
Cost of natural gas in cost of sales	$2.81	$2.95	$(0.14)	(5)%	$3.15	$3.11	$0.04	1%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.51	$2.82	$(0.31)	(11)%	$2.70	$2.92	$(0.22)	(8)%
Average daily market price of natural gas National Balancing Point (UK)	$4.07	$7.34	$(3.27)	(45)%	$5.15	$7.77	$(2.62)	(34)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$(5)	$4	80%	$1	$(8)	$9	N/M
Depreciation and amortization	$252	$241	$11	5%	$440	$434	$6	1%
Capital expenditures	$74	$77	$(3)	(4)%	$154	$145	$9	6%
Sales volume by product tons (000s)	5,716	5,538	178	3%	9,803	9,841	(38)	—%
Production volume by product tons (000s):
Ammonia(3)	2,661	2,460	201	8%	5,228	4,968	260	5%
Granular urea	1,324	1,228	96	8%	2,630	2,379	251	11%
UAN (32%)	1,589	1,557	32	2%	3,226	3,362	(136)	(4)%
AN	551	423	128	30%	1,033	881	152	17%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.

CF INDUSTRIES HOLDINGS, INC.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.
Second Quarter of 2019 Compared to Second Quarter of 2018
Net Sales
Our total net sales increased $202 million, or 16%, to $1.50 billion in the second quarter of 2019 compared to $1.30 billion in the second quarter of 2018 due to a 12% increase in average selling prices, which increased net sales by $148 million, and higher sales volumes, which increased net sales by $54 million.
Average selling prices were $263 per ton in the second quarter of 2019 compared to $235 per ton in the second quarter of 2018 due to higher average selling prices in all segments, driven by the impact of a tighter global nitrogen supply and demand balance. Additionally, high water levels and flooding in the second quarter of 2019 impacted shipping and logistics on inland rivers and reduced access to imports, which contributed to higher average selling prices.
Our total sales volume increased 3% from the second quarter of 2018 to the second quarter of 2019, due primarily to higher ammonia, granular urea and UAN sales volumes shipped in the second quarter of 2019 that was shifted from the first quarter of 2019 as a result of the delayed spring application season. This impact was partially offset by lower AN sales volume due to lower supply availability.
Cost of Sales
Our total cost of sales increased $15 million, or 2%, from the second quarter of 2018 to the second quarter of 2019. The increase in our cost of sales was due primarily to the impact of higher volumes and higher shipping and distribution costs due to weather related factors and the delay in the spring application season, partially offset by lower realized natural gas costs, including the impact of realized derivatives, and lower costs related to plant turnaround and maintenance activity. Cost of sales averaged $175 per ton in the second quarter of 2019, a 2% decrease from $178 per ton in the same quarter of 2018. Realized natural gas costs, including the impact of realized derivatives, decreased 5% from $2.95 per MMBtu in 2018 to $2.81 per MMBtu in 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9 million to $62 million in the second quarter of 2019 as compared to $53 million in the comparable period of 2018, due primarily to certain equity award modifications, higher incentive compensation due to strong operating performance and the cost of certain corporate office initiatives.
Other Operating—Net
Other operating—net was $37 million of income in the second quarter of 2019 compared to $3 million of expense in the comparable period of 2018. The $37 million of income in the second quarter of 2019 was primarily due to the pre-tax gain recognized on the sale of the Pine Bend facility of $45 million, partially offset by foreign currency transaction losses.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $1 million in the second quarter of 2019 compared to $18 million in the second quarter of 2018. Earnings in the second quarter of 2018 includes approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See above under “Items Affecting Comparability of Results—PLNL settlement income” for additional information.
Interest Expense—Net
Net interest expense was $55 million in the second quarter of 2019 compared to $59 million in the second quarter of 2018, primarily reflecting higher interest income.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the three months ended June 30, 2019, we recorded an income tax provision of $102 million on pre-tax income of $422 million, or an effective tax rate of 24.2%, compared to an income tax provision of $44 million on pre-tax income of $218 million, or an effective tax rate of 20.2%, for the three months ended June 30, 2018.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2019 of 24.2%, which is based on pre-tax income of $422 million, would be 26.5% exclusive of the earnings attributable to the noncontrolling interests of $37 million. Our effective tax rate for the three months ended June 30, 2018 of 20.2%, which is based on pre-tax income of $218 million, would be 23.0% exclusive of the earnings attributable to the noncontrolling interests of $26 million. See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in the second quarter of 2018 was impacted by a $20 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $11 million in the second quarter of 2019 compared to the second quarter of 2018 due to higher earnings from CFN primarily driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower realized natural gas costs.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.65 to $1.28 per diluted share in the second quarter of 2019 from $0.63 per diluted share in the second quarter of 2018. This increase is due primarily to higher gross margin from higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance, an increase in ammonia, granular urea and UAN sales volumes and a 5% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase programs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales
Our total net sales increased $246 million, or 11%, to $2.50 billion in the first six months of 2019 compared to $2.26 billion in the first six months of 2018 due primarily to an 11% increase in average selling prices, which increased net sales by $210 million.
Average selling prices were $255 per ton in the first six months of 2019, or 11% higher, as compared to $229 per ton in the first six months of 2018 due to higher average selling prices in our granular urea, UAN, ammonia and AN segments, driven by the impact of a tighter global nitrogen supply and demand balance.
Our total sales volume was essentially unchanged from the first six months of 2018 to the first six months of 2019, as higher sales volume in our granular urea, ammonia and AN segments were offset by lower sales volumes in our UAN and Other segments.
Cost of Sales
Our total cost of sales increased $29 million, or 2%, from the first six months of 2018 to the first six months of 2019. The increase in our cost of sales was due primarily to the impact of higher shipping costs, higher realized natural gas costs and an unrealized net mark-to-market loss on natural gas derivatives in the first six months of 2019 compared to a gain in the same period of 2018. These increases were partially offset by lower costs related to plant turnaround and maintenance activity. The cost of sales per ton averaged $182 per ton in the first six months of 2019, a 2% increase from $178 per ton in the same period of 2018. The first six months of 2019 included a $1 million unrealized net mark-to-market loss compared to an $8 million unrealized net mark-to-market gain in the first six months of 2018. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 1% from $3.11 per MMBtu in the first six months of 2018 to $3.15 in the first six months of 2019.

CF INDUSTRIES HOLDINGS, INC.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10 million to $120 million in the first six months of 2019 as compared to $110 million in the comparable period of 2018. The increase was due primarily to certain equity award modifications, higher incentive compensation due to strong operating performance and the cost of certain corporate office initiatives.
Other Operating—Net
Other operating—net was $33 million of income in the first six months of 2019 compared to $18 million of income in the comparable period of 2018. The income in the first six months of 2019 was primarily due to the pre-tax gain recognized on the sale of the Pine Bend facility of $45 million, partially offset by foreign currency transaction losses. The income in the first six months of 2018 was due to a combination of changes in legal reserves, unrealized foreign currency gains pertaining to British pound denominated intercompany loans that have not been permanently invested and a gain due to the recovery of certain precious metals used in the manufacturing process.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates was $8 million in the first six months of 2019 compared to $25 million in the first six months of 2018. Earnings in the first six months of 2018 includes approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See above under “Items Affecting Comparability of Results—PLNL settlement income” for additional information.
Interest Expense—Net
Net interest expense was $111 million in the first six months of 2019 compared to $116 million in the first six months of 2018. The $5 million decrease is due primarily to an increase in interest income.
Income Taxes
For the six months ended June 30, 2019, we recorded an income tax provision of $94 million on pre-tax income of $532 million, or an effective tax rate of 17.7%, compared to an income tax provision of $61 million on pre-tax income of $323 million, or an effective tax rate of 18.8%, for the six months ended June 30, 2018.
For the six months ended June 30, 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests in CFN, and in the first quarter of 2018 by earnings attributable to the noncontrolling interests in TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the six months ended June 30, 2019 of 17.7%, which is based on pre-tax income of $532 million, would be 20.1% exclusive of the earnings attributable to the noncontrolling interests of $65 million. Our effective tax rate for the six months ended June 30, 2018 of 18.8%, which is based on pre-tax income of $323 million, would be 22.4% exclusive of the earnings attributable to the noncontrolling interests of $51 million.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in the first six months of 2018 was impacted by a $20 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition.
See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $14 million in the first six months of 2019 compared to the first six months of 2018 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower realized natural gas costs, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP. In the six months ended June 30, 2018, earnings attributable to noncontrolling interests in TNCLP was $8 million.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.77 to $1.67 per diluted share in the first six months of 2019 from $0.90 per diluted share in the first six months of 2018. This increase is due primarily to higher gross margin driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance and a 5% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase programs.
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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended June 30, 2019
Net sales	$473	$433	$369	$126	$101	$1,502
Cost of sales	300	251	277	94	81	1,003
Gross margin	$173	$182	$92	$32	$20	$499
Gross margin percentage	36.6%	42.0%	24.9%	25.4%	19.8%	33.2%
Three months ended June 30, 2018
Net sales	$374	$360	$339	$124	$103	$1,300
Cost of sales	272	255	258	117	86	988
Gross margin	$102	$105	$81	$7	$17	$312
Gross margin percentage	27.3%	29.2%	23.9%	5.6%	16.5%	24.0%
Six months ended June 30, 2019
Net sales	$660	$776	$625	$253	$189	$2,503
Cost of sales	466	479	472	208	159	1,784
Gross margin	$194	$297	$153	$45	$30	$719
Gross margin percentage	29.4%	38.3%	24.5%	17.8%	15.9%	28.7%
Six months ended June 30, 2018
Net sales	$586	$624	$622	$224	$201	$2,257
Cost of sales	460	444	488	191	172	1,755
Gross margin	$126	$180	$134	$33	$29	$502
Gross margin percentage	21.5%	28.8%	21.5%	14.7%	14.4%	22.2%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$473	$374	$99	26%	$660	$586	$74	13%
Cost of sales	300	272	28	10%	466	460	6	1%
Gross margin	$173	$102	$71	70%	$194	$126	$68	54%
Gross margin percentage	36.6%	27.3%	9.3%		29.4%	21.5%	7.9%
Sales volume by product tons (000s)	1,222	1,094	128	12%	1,828	1,758	70	4%
Sales volume by nutrient tons (000s)(1)	1,002	898	104	12%	1,499	1,442	57	4%
Average selling price per product ton	$387	$342	$45	13%	$361	$333	$28	8%
Average selling price per nutrient ton(1)	$472	$416	$56	13%	$440	$406	$34	8%
Gross margin per product ton	$142	$93	$49	53%	$106	$72	$34	47%
Gross margin per nutrient ton(1)	$173	$114	$59	52%	$129	$87	$42	48%
Depreciation and amortization	$53	$52	$1	2%	$82	$77	$5	6%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$—	$(2)	$2	100%
_______________________________________________________________________________

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2019 Compared to Second Quarter of 2018
Net Sales.    Net sales in our ammonia segment increased by $99 million, or 26%, in the second quarter of 2019 from the second quarter of 2018 due primarily to a 13% increase in average selling prices and a 12% increase in sales volume. Average selling prices increased to $387 per ton in the second quarter of 2019 compared to $342 in the comparable period of 2018 due primarily to the impact of a tighter nitrogen supply and demand balance. Sales volume was higher due to the delay in the spring application season that resulted in high inventory levels entering the second quarter as volume typically shipped in the first quarter shipped in the second quarter of 2019.
Cost of Sales.    Cost of sales in our ammonia segment averaged $245 per ton in the second quarter of 2019, a 2% decrease from $249 per ton in the comparable period of 2018. The decrease is due primarily to lower costs associated with plant turnaround and maintenance activity, partially offset by higher realized natural gas costs in cost of sales in the second quarter of 2019 as compared to the second quarter of 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales.    Net sales in our ammonia segment increased by $74 million, or 13%, in the six months ended June 30, 2019 from the six months ended June 30, 2018 due primarily to an 8% increase in average selling prices and a 4% increase in sales volume. The increase in selling prices was due to the impact of a tighter nitrogen supply and demand balance. Sales volume was higher due to greater supply availability as a result of increased production.
Cost of Sales.    Cost of sales in our ammonia segment averaged $255 per ton in the six months ended June 30, 2019, a 2% decrease from $261 per ton in the comparable period of 2018, reflecting the impact of lower costs associated with plant turnaround and maintenance activity, partially offset by higher realized natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$433	$360	$73	20%	$776	$624	$152	24%
Cost of sales	251	255	(4)	(2)%	479	444	35	8%
Gross margin	$182	$105	$77	73%	$297	$180	$117	65%
Gross margin percentage	42.0%	29.2%	12.8%		38.3%	28.8%	9.5%
Sales volume by product tons (000s)	1,496	1,434	62	4%	2,680	2,416	264	11%
Sales volume by nutrient tons (000s)(1)	688	659	29	4%	1,233	1,111	122	11%
Average selling price per product ton	$289	$251	$38	15%	$290	$258	$32	12%
Average selling price per nutrient ton(1)	$629	$546	$83	15%	$629	$562	$67	12%
Gross margin per product ton	$122	$73	$49	67%	$111	$75	$36	48%
Gross margin per nutrient ton(1)	$265	$159	$106	67%	$241	$162	$79	49%
Depreciation and amortization	$79	$81	$(2)	(2)%	$145	$140	$5	4%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$(1)	$1	100%	$1	$(2)	$3	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2019 Compared to Second Quarter of 2018
Net Sales.    Net sales in our granular urea segment increased $73 million, or 20%, in the second quarter of 2019 from the second quarter of 2018 due primarily to a 15% increase in average selling prices and a 4% increase in sales volume. Average selling prices increased to $289 per ton in the second quarter of 2019 compared to $251 per ton in the comparable period of 2018. The increase was due primarily to the impact of a tighter global nitrogen supply and demand balance and the impact high water levels and flooding had on the shipping and logistics on inland rivers, including limiting access to the U.S. Gulf for imports. Sales volume was higher due to strong demand resulting from a delayed spring application season and greater supply availability as a result of our decision to increase granular urea production.
Cost of Sales.    Cost of sales in our granular urea segment averaged $167 per ton in the second quarter of 2019, a 6% decrease from $178 per ton in the comparable period of 2018, driven by higher plant efficiencies and lower realized natural gas costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales.    Net sales in our granular urea segment increased $152 million, or 24%, in the six months ended June 30, 2019 from the six months ended June 30, 2018 due primarily to a 12% increase in average selling prices and an 11% increase in sales volume. Average selling prices increased to $290 per ton in the six months ended June 30, 2019 compared to $258 per ton in the comparable period of 2018. The increase was due primarily to the impact of a tighter global nitrogen supply and demand balance and the impact high water levels and flooding had on the shipping and logistics on inland rivers, including limiting access to the U.S. Gulf for imports. Sales volume was higher due to greater supply availability as a result of our decision to increase granular urea production in the six months ended June 30, 2019.
Cost of Sales.    Cost of sales in our granular urea segment averaged $179 per ton in the six months ended June 30, 2019, a 2% decrease from $183 per ton in the comparable period of 2018. The decrease was due primarily to higher plant efficiencies.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$369	$339	$30	9%	$625	$622	$3	—%
Cost of sales	277	258	19	7%	472	488	(16)	(3)%
Gross margin	$92	$81	$11	14%	$153	$134	$19	14%
Gross margin percentage	24.9%	23.9%	1.0%		24.5%	21.5%	3.0%
Sales volume by product tons (000s)	1,871	1,820	51	3%	3,139	3,489	(350)	(10)%
Sales volume by nutrient tons (000s)(1)	591	575	16	3%	987	1,102	(115)	(10)%
Average selling price per product ton	$197	$186	$11	6%	$199	$178	$21	12%
Average selling price per nutrient ton(1)	$624	$590	$34	6%	$633	$564	$69	12%
Gross margin per product ton	$49	$45	$4	9%	$49	$38	$11	29%
Gross margin per nutrient ton(1)	$156	$141	$15	11%	$155	$122	$33	27%
Depreciation and amortization	$71	$72	$(1)	(1)%	$117	$135	$(18)	(13)%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$(2)	$1	50%	$—	$(3)	$3	100%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2019 Compared to Second Quarter of 2018
Net Sales.    Net sales in our UAN segment increased $30 million, or 9%, in the second quarter of 2019 from the second quarter of 2018 due primarily to a 6% increase in average selling prices and a 3% increase in sales volume. Average selling prices increased to $197 per ton in the second quarter of 2019 compared to $186 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance and the impact high water levels and flooding had on the shipping and logistics on inland rivers. The increase in sales volume was due primarily to demand resulting from the delayed spring application season as well as higher inventory entering the quarter.
Cost of Sales.    Cost of sales in our UAN segment averaged $148 per ton in the second quarter of 2019, a 5% increase from $141 per ton in the second quarter of 2018 primarily driven by higher maintenance activity and higher freight costs due to the mix of transportation modes.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales.    Net sales in our UAN segment increased $3 million in the six months ended June 30, 2019 from the six months ended June 30, 2018 due to a 12% increase in average selling prices, partially offset by a 10% decline in sales volume. Average selling prices increased to $199 per ton in the six months ended June 30, 2019, compared to $178 per ton in the comparable period of 2018, due primarily to the impact of a tighter global nitrogen supply and demand balance and the impact high water levels and flooding had on the shipping and logistics on inland rivers. The decrease in sales volume was due primarily to lower production due to the focus on granular urea production in 2019 and the impact of late planting in North America that delayed some fertilizer shipments and applications into the third quarter.
In April 2019, the European Commission (the Commission) published a regulation imposing provisional anti-dumping duties on imports to the European Union of UAN manufactured in Russia, Trinidad and Tobago and the United States. The regulation included a rate of 22.6% for the provisional anti-dumping duty applicable to imports of UAN manufactured in the United States. In July 2019, the Commission announced its intention to impose definitive anti-dumping measures in the form of fixed duty rates. For imports of UAN manufactured in the United States, the fixed duty rate is €29.48 per metric ton. This proposal will be presented to the European Member States for discussion and approval.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our UAN segment averaged $150 per ton in the six months ended June 30, 2019, a 7% increase from $140 per ton in the comparable period of 2018. The increase was due primarily to higher realized natural gas costs, higher maintenance activity and higher freight costs due to the mix of transportation modes.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$126	$124	$2	2%	$253	$224	$29	13%
Cost of sales	94	117	(23)	(20)%	208	191	17	9%
Gross margin	$32	$7	$25	N/M	$45	$33	$12	36%
Gross margin percentage	25.4%	5.6%	19.8%		17.8%	14.7%	3.1%
Sales volume by product tons (000s)	528	568	(40)	(7)%	1,029	985	44	4%
Sales volume by nutrient tons (000s)(1)	179	193	(14)	(7)%	345	333	12	4%
Average selling price per product ton	$239	$218	$21	10%	$246	$227	$19	8%
Average selling price per nutrient ton(1)	$704	$642	$62	10%	$733	$673	$60	9%
Gross margin per product ton	$61	$12	$49	N/M	$44	$34	$10	29%
Gross margin per nutrient ton(1)	$179	$36	$143	N/M	$130	$99	$31	31%
Depreciation and amortization	$21	$14	$7	50%	$43	$32	$11	34%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2019 Compared to Second Quarter of 2018
Net Sales.    Net sales in our AN segment increased $2 million, or 2%, in the second quarter of 2019 from the second quarter of 2018 due to a 10% increase in average selling prices, partially offset by a 7% decrease in sales volume. Average selling prices increased to $239 per ton in the second quarter of 2019 compared to $218 per ton in the second quarter of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume declined due primarily to lower beginning inventory in the United Kingdom entering the second quarter, which reflected the impact of higher sales volume in the first quarter of 2019 as a result of an earlier start of the spring application season in the United Kingdom.
Cost of Sales.  Cost of sales in our AN segment averaged $178 per ton in the second quarter of 2019, a 14% decrease from $206 per ton in the comparable period of 2018. The decrease was due primarily to lower realized natural gas costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales.    Net sales in our AN segment increased $29 million, or 13%, in the six months ended June 30, 2019 from the six months ended June 30, 2018 due primarily to an 8% increase in average selling prices and a 4% increase in sales volume. Average selling prices increased to $246 per ton in the six months ended June 30, 2019 compared to $227 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume increased as a result of higher domestic sales in the United Kingdom and North America due to strong demand.
Cost of Sales.     Cost of sales in our AN segment averaged $202 per ton in the six months ended June 30, 2019, a 5% increase from $193 per ton in the comparable period of 2018. The increase was due primarily to higher costs related to plant maintenance activity, partially offset by lower realized natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$101	$103	$(2)	(2)%	$189	$201	$(12)	(6)%
Cost of sales	81	86	(5)	(6)%	159	172	(13)	(8)%
Gross margin	$20	$17	$3	18%	$30	$29	$1	3%
Gross margin percentage	19.8%	16.5%	3.3%		15.9%	14.4%	1.5%
Sales volume by product tons (000s)	599	622	(23)	(4)%	1,127	1,193	(66)	(6)%
Sales volume by nutrient tons (000s)(1)	121	122	(1)	(1)%	224	233	(9)	(4)%
Average selling price per product ton	$169	$166	$3	2%	$168	$168	$—	—%
Average selling price per nutrient ton(1)	$835	$844	$(9)	(1)%	$844	$863	$(19)	(2)%
Gross margin per product ton	$33	$27	$6	22%	$27	$24	$3	13%
Gross margin per nutrient ton(1)	$165	$139	$26	19%	$134	$124	$10	8%
Depreciation and amortization	$19	$14	$5	36%	$36	$31	$5	16%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$—	$(1)	$1	100%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2019 Compared to Second Quarter of 2018
Net Sales.    Net sales in our Other segment decreased by $2 million, or 2%, in the second quarter of 2019 from the second quarter of 2018 due to a 4% decrease in sales volume, partially offset by a 2% increase in average selling prices. The decrease in sales volume was due primarily to lower nitric acid and NPK sales volume, partially offset by higher DEF sales volume. The increase in average selling prices is due primarily to the mix of products sold.
Cost of Sales.    Cost of sales in our Other segment averaged $136 per ton in the second quarter of 2019, a 2% decrease from $139 per ton in the comparable period of 2018 due primarily to lower realized natural gas costs, partially offset by higher freight costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales.    Net sales in our Other segment decreased by $12 million, or 6%, in the six months ended June 30, 2019 from the six months ended June 30, 2018 due to a 6% decrease in sales volume. The decrease in sales volume was due primarily to lower NPK and nitric acid sales volume, partially offset by higher DEF sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $141 per ton in the six months ended June 30, 2019, a 2% decrease from $144 per ton in the comparable period of 2018 due primarily to lower realized natural gas costs, partially offset by higher freight costs.

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
During the six months ended June 30, 2019, we repurchased approximately 4.2 million shares of our common stock for $178 million. See discussion under “Share Repurchase Programs,” below, for further information.
At June 30, 2019, we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2019 or December 31, 2018, or during the six months ended June 30, 2019. See discussion under “Debt,” below, for further information.
Our cash and cash equivalents balance was $858 million and $682 million as of June 30, 2019 and December 31, 2018, respectively.
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

On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. During the six months ended June 30, 2019, we repurchased approximately 4.2 million shares for $178 million, of which $2 million was accrued and unpaid at June 30, 2019. In June 2019, we retired approximately 4.2 million shares that were repurchased under the 2019 Share Repurchase Program. At June 30, 2019, we held 42,608 shares of treasury stock.

Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $154 million in the first six months of 2019 compared to $145 million in the first six months of 2018.
Capital expenditures in 2019 are estimated to be in the range of $400 to $450 million. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.

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
As of June 30, 2019, we had excess borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2019 or December 31, 2018, or during the six months ended June 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $145 million (reflecting an increase of $20 million in January 2019). As of June 30, 2019, approximately $131 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt, including current maturities of long-term debt, presented on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	June 30, 2019		December 31, 2018
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$498	$500	$497
3.450% due June 2023	3.562%	750	747	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	495	500	495
4.500% due December 2026	4.759%	750	738	750	737
Total long-term debt		$4,750	$4,701	$4,750	$4,698
Less: Current maturities of long-term debt		500	498	—	—
Long-term debt, net of current maturities		$4,250	$4,203	$4,750	$4,698
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $11 million as of both June 30, 2019 and December 31, 2018, and total deferred debt issuance costs were $38 million and $41 million as of June 30, 2019 and December 31, 2018, respectively.

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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2019 and December 31, 2018, we had $21 million and $149 million, respectively, in customer advances on our consolidated balance sheets.

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
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2019 and December 31, 2018, our open derivative contracts consisted of natural gas basis swaps for 10.3 million MMBtus and 6.6 million MMBtus, respectively.
Defined Benefit Pension Plans
We contributed $13 million to our pension plans during the six months ended June 30, 2019. Over the remainder of 2019, we expect to contribute an additional $48 million to our pension plans, or a total of approximately $61 million for the full year 2019.
Distribution on Noncontrolling Interest in CFN
On July 31, 2019, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2019 in accordance with CFN’s limited liability company agreement. On July 31, 2019, CFN distributed $100 million to CHS for the distribution period ended June 30, 2019.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2019 was $693 million, an increase of $95 million, as compared to $598 million in the first six months of 2018. This increase was due primarily to an increase in cash earnings generated by the business, partially offset by changes in working capital. Cash earnings from the business increased as net earnings in the first six months of 2019 increased by $176 million as compared to the first six months of 2018. The changes in working capital primarily include customer advances, as more customers prepaid their 2019 purchases by making customer advances in late 2018, accelerating cash receipts and impacting working capital.
Investing Activities
Net cash used in investing activities was $91 million in the first six months of 2019 as compared to $118 million in the first six months of 2018. During the first six months of 2019, capital expenditures totaled $154 million compared to $145 million in the first six months of 2018. Net cash used in investing activities in the first six months of 2019 included proceeds of $55 million related to the sale of our Pine Bend facility.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities
Net cash used in financing activities was $426 million in the first six months of 2019 compared to $583 million in the same period of 2018. Dividends paid on common stock during the six months ended June 30, 2019 and 2018 were $133 million and $140 million, respectively. The decrease in dividends was due to lower shares outstanding as a result of shares repurchased under our share repurchase programs in 2018 and 2019. In the first six months of 2019, we spent $209 million to repurchase shares of our common stock, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. In the first six months of 2019, we repurchased approximately 4.2 million shares for approximately $178 million, of which $2 million was accrued and not yet settled at June 30, 2019. Distributions to noncontrolling interests totaled $86 million in the first six months of 2019 as compared to $59 million in the first six months of 2018. Net cash used in financing activities in the first six months of 2018 included $388 million related to our acquisition of all of the outstanding publicly traded common units of TNCLP.
Sale of Pine Bend Facility
In March of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility located in Minnesota. In April of 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the three and six months ended June 30, 2019.
Contractual Obligations
As of June 30, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.
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
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first six months of 2019.
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

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019 for a more complete discussion of the market risks we encounter.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on September 16, 2019. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2019 - April 30, 2019	482,743	(3)	$43.50	482,732	$919,001
May 1, 2019 - May 31, 2019	1,320,344	(4)	41.29	1,319,960	864,502
June 1, 2019 - June 30, 2019	974,874		43.64	974,874	821,961
Total	2,777,961		$42.50	2,777,566
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

(3)	Includes 11 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

(4)	Includes 384 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 55 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Transition and Separation Agreement, dated as of May 30, 2019, between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 31, 2019, File No. 001-32597)

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 1, 2019	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2019	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)