Form 10-Q
period 2019-09-30
CF Industries Holdings, Inc.
filed 2019-10-31
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
217,431,811 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at October 28, 2019.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net sales	$1,038	$1,040	$3,541	$3,297
Cost of sales	810	867	2,594	2,622
Gross margin	228	173	947	675
Selling, general and administrative expenses	56	53	176	163
Other operating—net	(30)	(11)	(63)	(29)
Total other operating costs and expenses	26	42	113	134
Equity in (losses) earnings of operating affiliate	(14)	5	(6)	30
Operating earnings	188	136	828	571
Interest expense	63	59	182	180
Interest income	(4)	(4)	(12)	(9)
Other non-operating—net	(4)	(2)	(7)	(6)
Earnings before income taxes	133	83	665	406
Income tax provision	19	12	113	73
Net earnings	114	71	552	333
Less: Net earnings attributable to noncontrolling interests	49	41	114	92
Net earnings attributable to common stockholders	$65	$30	$438	$241
Net earnings per share attributable to common stockholders:
Basic	$0.29	$0.13	$1.98	$1.03
Diluted	$0.29	$0.13	$1.97	$1.03
Weighted-average common shares outstanding:
Basic	219.0	233.5	221.2	233.8
Diluted	220.7	235.2	222.5	234.9
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Net earnings	$114	$71	$552	$333
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(32)	—	(8)	(50)
Unrealized loss on securities—net of taxes	—	—	—	(1)
Defined benefit plans—net of taxes	2	1	5	7
	(30)	1	(3)	(44)
Comprehensive income	84	72	549	289
Less: Comprehensive income attributable to noncontrolling interests	49	41	114	92
Comprehensive income attributable to common stockholders	$35	$31	$435	$197
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,019	$682
Accounts receivable—net	311	235
Inventories	296	309
Prepaid income taxes	17	28
Other current assets	26	20
Total current assets	1,669	1,274
Property, plant and equipment—net	8,247	8,623
Investment in affiliate	87	93
Goodwill	2,344	2,353
Operating lease right-of-use assets	264	—
Other assets	291	318
Total assets	$12,902	$12,661
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$459	$545
Income taxes payable	7	5
Customer advances	184	149
Current operating lease liabilities	87	—
Current maturities of long-term debt	499	—
Other current liabilities	9	6
Total current liabilities	1,245	705
Long-term debt, net of current maturities	4,204	4,698
Deferred income taxes	1,235	1,117
Operating lease liabilities	181	—
Other liabilities	356	410
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2019—219,375,306 shares issued and 2018—233,800,903 shares issued	2	2
Paid-in capital	1,317	1,368
Retained earnings	2,109	2,463
Treasury stock—at cost, 2019—1,534,045 shares and 2018—10,982,408 shares	(74)	(504)
Accumulated other comprehensive loss	(374)	(371)
Total stockholders’ equity	2,980	2,958
Noncontrolling interest	2,701	2,773
Total equity	5,681	5,731
Total liabilities and equity	$12,902	$12,661
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2019	$2	$(2)	$1,299	$2,111	$(344)	$3,066	$2,752	$5,818
Net earnings	—	—	—	65	—	65	49	114
Other comprehensive loss	—	—	—	—	(30)	(30)	—	(30)
Purchases of treasury stock	—	(72)	—	—	—	(72)	—	(72)
Issuance of $0.01 par value common stock under employee stock plans	—	—	11	—	—	11	—	11
Stock-based compensation expense	—	—	7	—	—	7	—	7
Cash dividends ($0.30 per share)	—	—	—	(67)	—	(67)	—	(67)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(100)	(100)
Balance as of September 30, 2019	$2	$(74)	$1,317	$2,109	$(374)	$2,980	$2,701	$5,681

Balance as of December 31, 2018	$2	$(504)	$1,368	$2,463	$(371)	$2,958	$2,773	$5,731
Net earnings	—	—	—	438	—	438	114	552
Other comprehensive loss	—	—	—	—	(3)	(3)	—	(3)
Purchases of treasury stock	—	(250)	—	—	—	(250)	—	(250)
Retirement of treasury stock	—	682	(90)	(592)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(4)	—	—	—	(4)	—	(4)
Issuance of $0.01 par value common stock under employee stock plans	—	2	15	—	—	17	—	17
Stock-based compensation expense	—	—	24	—	—	24	—	24
Cash dividends ($0.90 per share)	—	—	—	(200)	—	(200)	—	(200)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(186)	(186)
Balance as of September 30, 2019	$2	$(74)	$1,317	$2,109	$(374)	$2,980	$2,701	$5,681
(Continued)

CONSOLIDATED STATEMENTS OF EQUITY
(Continued) (Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2018	$2	$—	$1,349	$2,514	$(309)	$3,556	$2,766	$6,322
Net earnings	—	—	—	30	—	30	41	71
Other comprehensive income	—	—	—	—	1	1	—	1
Purchases of treasury stock	—	(91)	—	—	—	(91)	—	(91)
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	6	—	—	6	—	6
Stock-based compensation expense	—	—	5	—	—	5	—	5
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Balance as of September 30, 2018	$2	$(92)	$1,360	$2,474	$(308)	$3,436	$2,727	$6,163

Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2014-09	—	—	—	(1)	—	(1)	—	(1)
Adoption of ASU No. 2016-01	—	—	—	1	(1)	—	—	—
Net earnings	—	—	—	241	—	241	92	333
Other comprehensive loss	—	—	—	—	(44)	(44)	—	(44)
Purchases of treasury stock	—	(91)	—	—	—	(91)	—	(91)
Acquisition of treasury stock under employee stock plans	—	(1)	(1)	—	—	(2)	—	(2)
Issuance of $0.01 par value common stock under employee stock plans	—	—	10	—	—	10	—	10
Stock-based compensation expense	—	—	16	—	—	16	—	16
Cash dividends ($0.90 per share)	—	—	—	(210)	—	(210)	—	(210)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)	—	—	(62)	(331)	(393)
Distribution declared to noncontrolling interests	—	—	—	—	—	—	(139)	(139)
Balance as of September 30, 2018	$2	$(92)	$1,360	$2,474	$(308)	$3,436	$2,727	$6,163

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
	(in millions)
Operating Activities:
Net earnings	$552	$333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	663	667
Deferred income taxes	116	37
Stock-based compensation expense	24	17
Unrealized net loss (gain) on natural gas derivatives	3	(11)
Unrealized loss on embedded derivative	3	2
Gain on disposal of property, plant and equipment	(43)	(1)
Undistributed losses (earnings) of affiliate—net of taxes	3	(5)
Changes in:
Accounts receivable—net	(79)	31
Inventories	17	(3)
Accrued and prepaid income taxes	12	13
Accounts payable and accrued expenses	(67)	(26)
Customer advances	35	224
Other—net	(36)	(35)
Net cash provided by operating activities	1,203	1,243
Investing Activities:
Additions to property, plant and equipment	(297)	(278)
Proceeds from sale of property, plant and equipment	71	19
Distributions received from unconsolidated affiliate	—	10
Insurance proceeds for property, plant and equipment	15	10
Other—net	—	1
Net cash used in investing activities	(211)	(238)
Financing Activities:
Financing fees	—	1
Dividends paid on common stock	(200)	(210)
Acquisition of noncontrolling interests in TNCLP	—	(388)
Distributions to noncontrolling interests	(186)	(139)
Purchases of treasury stock	(280)	(87)
Issuances of common stock under employee stock plans	17	10
Shares withheld for taxes	(4)	(1)
Net cash used in financing activities	(653)	(814)
Effect of exchange rate changes on cash and cash equivalents	(2)	(4)
Increase in cash and cash equivalents	337	187
Cash and cash equivalents at beginning of period	682	835
Cash and cash equivalents at end of period	$1,019	$1,022
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

CF INDUSTRIES HOLDINGS, INC.

3.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and nine months ended September 30, 2019 and 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2019
North America	$152	$289	$278	$41	$63	$823
Europe and other	35	38	31	95	16	215
Total revenue	$187	$327	$309	$136	$79	$1,038
Three months ended September 30, 2018
North America	$148	$292	$214	$45	$61	$760
Europe and other	44	61	56	94	25	280
Total revenue	$192	$353	$270	$139	$86	$1,040

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Nine months ended September 30, 2019
North America	$755	$1,037	$866	$141	$190	$2,989
Europe and other	92	66	68	248	78	552
Total revenue	$847	$1,103	$934	$389	$268	$3,541
Nine months ended September 30, 2018
North America	$665	$901	$750	$139	$184	$2,639
Europe and other	113	76	142	224	103	658
Total revenue	$778	$977	$892	$363	$287	$3,297

As of September 30, 2019 and December 31, 2018, we had $184 million and $149 million, respectively, in customer advances on our consolidated balance sheets. The increase in the balance of customer advances was due primarily to customer forward purchases in the third quarter of 2019. During the nine months ended September 30, 2019 and 2018, substantially all of our customer advances that were recorded at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued at September 30, 2019 and December 31, 2018 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of September 30, 2019, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.2 billion. We expect to recognize approximately 7% of these performance obligations as revenue in the remainder of 2019, approximately 51% as revenue during 2020 and 2021, approximately 28% as revenue during 2022 and 2023, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts, in the aggregate, is approximately $300 million as of September 30, 2019. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2018 will be satisfied in 2019.

CF INDUSTRIES HOLDINGS, INC.

4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$65	$30	$438	$241
Basic earnings per common share:
Weighted-average common shares outstanding	219.0	233.5	221.2	233.8
Net earnings attributable to common stockholders	$0.29	$0.13	$1.98	$1.03
Diluted earnings per common share:
Weighted-average common shares outstanding	219.0	233.5	221.2	233.8
Dilutive common shares—stock options	1.7	1.7	1.3	1.1
Diluted weighted-average shares outstanding	220.7	235.2	222.5	234.9
Net earnings attributable to common stockholders	$0.29	$0.13	$1.97	$1.03

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 1.4 million and 1.5 million for the three and nine months ended September 30, 2019, respectively, and 1.5 million and 1.8 million for the three and nine months ended September 30, 2018, respectively.
5.   Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Finished goods	$253	$272
Raw materials, spare parts and supplies	43	37
Total inventories	$296	$309

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Land	$69	$69
Machinery and equipment	12,176	12,127
Buildings and improvements	887	886
Construction in progress	249	225
Property, plant and equipment(1)	13,381	13,307
Less: Accumulated depreciation and amortization	5,134	4,684
Property, plant and equipment—net	$8,247	$8,623
_______________________________________________________________________________

(1)
As of September 30, 2019 and December 31, 2018, we had property, plant and equipment that was accrued but unpaid of approximately $61 million and $48 million, respectively. As of September 30, 2018 and December 31, 2017, we had property, plant and equipment that was accrued but unpaid of $66 million and $46 million, respectively.

During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. In April 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the nine months ended September 30, 2019.
Depreciation and amortization related to property, plant and equipment was $218 million and $648 million for the three and nine months ended September 30, 2019, respectively, and $227 million and $648 million for the three and nine months ended September 30, 2018, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2019	2018
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$252	$208
Additions	94	95
Depreciation	(85)	(83)
Effect of exchange rate changes	—	1
Ending balance	$261	$221

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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2019 and December 31, 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2018	$586	$828	$576	$292	$71	$2,353
Effect of exchange rate changes	(1)	—	—	(7)	(1)	(9)
Balance as of September 30, 2019	$585	$828	$576	$285	$70	$2,344

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$125	$(42)	$83	$127	$(37)	$90
TerraCair brand	—	—	—	10	(10)	—
Trade names	29	(6)	23	30	(5)	25
Total intangible assets	$154	$(48)	$106	$167	$(52)	$115

Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $2 million and $6 million for the three and nine months ended September 30, 2019, respectively, and $1 million and $6 million for the three and nine months ended September 30, 2018, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2019 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2019	$2
2020	8
2021	8
2022	8
2023	8
2024	8

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
As of September 30, 2019, the total carrying value of our equity method investment in PLNL was $87 million, $46 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 14 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $12 million and $46 million

CF INDUSTRIES HOLDINGS, INC.

for the three and nine months ended September 30, 2019, respectively, and $21 million and $59 million for the three and nine months ended September 30, 2018, respectively.
The Trinidadian tax authority (the Board of Inland Revenue) issued a proposed tax assessment against PLNL with respect to tax years 2011 and 2012 in the amount of approximately $12 million. The proposed assessment asserts that PLNL should have withheld tax on dividends paid to its Trinidadian owners. Statutory interest and penalties related to the proposed assessment with respect to tax years 2011 and 2012, bring the proposed assessment to an aggregate amount of approximately $22 million. As we own a 50% interest in PLNL, our effective share of any assessment that is determined to be a liability of PLNL would be 50%, which would be reflected as a reduction in our equity in earnings of PLNL. During the third quarter of 2019, the Trinidadian government offered a tax amnesty period, which provided taxpayers the opportunity to pay any prior year tax obligations and avoid accumulated interest or penalties. During the tax amnesty period, PLNL evaluated the proposed assessment, including considering the outcome of certain recent legal cases involving other taxpayers. As a result of this evaluation, PLNL paid withholding tax to the Board of Inland Revenue under the amnesty program for tax years 2011 to the current period, and recognized a charge for $32 million. Our 50% share of PLNL’s tax charge is $16 million, which reduced our equity in earnings of operating affiliate for the three and nine months ended September 30, 2019.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas from NGC, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to the natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statement of operations for the nine months ended September 30, 2018 was an increase in our equity in earnings of operating affiliate of approximately $19 million.
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$99	$—	$—	$99
Cash equivalents:
U.S. and Canadian government obligations	899	—	—	899
Other debt securities	21	—	—	21
Total cash and cash equivalents	$1,019	$—	$—	$1,019
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$34	$—	$—	$34
Cash equivalents:
U.S. and Canadian government obligations	623	—	—	623
Other debt securities	25	—	—	25
Total cash and cash equivalents	$682	$—	$—	$682
Nonqualified employee benefit trusts	17	2	—	19

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2019 and December 31, 2018 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$920	$920	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(24)	—	(24)	—

	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$648	$648	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(21)	—	(21)	—

Cash Equivalents
As of September 30, 2019 and December 31, 2018, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016, 2017 and 2018, we made a payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of September 30, 2019 and December 31, 2018, the embedded derivative liability of $24 million and $21 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statement of operations for the nine months ended September 30, 2019 and 2018 is a net loss of $3 million and $2 million, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,703	$4,893	$4,698	$4,265

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
10.   Income Taxes
For the three months ended September 30, 2019, we recorded an income tax provision of $19 million on pre-tax income of $133 million, or an effective tax rate of 14.6%, compared to an income tax provision of $12 million on pre-tax income of $83 million, or an effective tax rate of 15.3%, for the three months ended September 30, 2018.
For the nine months ended September 30, 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2019 of 14.6%, which is based on pre-tax income of $133 million, would be 23.1% exclusive of the earnings attributable to the noncontrolling interest of $49 million. Our effective tax rate for the three months ended September 30, 2018 of 15.3%, which is based on pre-tax income of $83 million, would be 29.4% exclusive of the earnings attributable to the noncontrolling interest of $41 million. See Note 14—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest on borrowings(1)	$57	$57	$171	$171
Fees on financing agreements(1)	4	3	10	10
Interest on tax liabilities	3	(1)	3	—
Interest capitalized	(1)	—	(2)	(1)
Total interest expense	$63	$59	$182	$180

_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.
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
As of September 30, 2019, we had excess borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2019 or December 31, 2018, or during the nine months ended September 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $145 million (reflecting an increase of $20 million in January 2019). As of September 30, 2019, approximately $128 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt, including current maturities of long-term debt, presented on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	September 30, 2019		December 31, 2018
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$499	$500	$497
3.450% due June 2023	3.562%	750	747	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	496	500	495
4.500% due December 2026	4.759%	750	738	750	737
Total long-term debt		$4,750	$4,703	$4,750	$4,698
Less: Current maturities of long-term debt		500	499	—	—
Long-term debt, net of current maturities		$4,250	$4,204	$4,750	$4,698
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $10 million and $11 million as of September 30, 2019 and December 31, 2018, respectively, and total deferred debt issuance costs were $37 million and $41 million as of September 30, 2019 and December 31, 2018, respectively.

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
See Note 19—Subsequent Events for additional information regarding the 7.125% senior notes due May 2020.
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
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge tow charter commitments range from one to seven years. Our rail car leases and barge tow charters commonly contain provisions for automatic annual renewal that can extend the lease term unless canceled by either party. We also have operating leases for terminal and warehouse storage for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain provisions for automatic annual renewal thereafter unless canceled by either party. The renewal provisions for our rail car leases, barge tow charters and terminal and warehouse storage agreements are not reasonably certain to be exercised. For all rail car leases, barge tow charters, and terminal and warehouse storage agreements, we have made an accounting policy election to not separate lease and non-lease components, such as operating costs and maintenance, due to sufficient data not being available. As a result, the non-lease components are included in the ROU assets and lease liabilities on our balance sheet.
The components of lease costs were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in millions)
Operating lease cost	$24	$71
Short-term lease cost	6	20
Variable lease cost	1	1
Total lease cost	$31	$92

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
(in millions)
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$66
ROU assets obtained in exchange for operating lease obligations	36

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
(in millions)
Operating lease ROU assets	$264

Current operating lease liabilities	$87
Operating lease liabilities	181
Total operating lease liabilities	$268

CF INDUSTRIES HOLDINGS, INC.

September 30, 2019
Operating leases
Weighted average remaining lease term	5 years
Weighted average discount rate(1)	4.9%
_______________________________________________________________________________

(1)	Upon adoption of the new lease accounting standard, discount rates used for existing leases were established at January 1, 2019. See Note 2—New Accounting Standards.
The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of September 30, 2019.

Operating lease payments
(in millions)
Remainder of 2019	$22
2020	86
2021	65
2022	42
2023	29
Thereafter	57
Total lease payments	301
Less: imputed interest	(33)
Total operating lease liabilities	268
Less: Current operating lease liabilities	(87)
Long-term operating lease liabilities	$181

As of September 30, 2019, we have entered into additional leases that had not yet commenced and therefore have been excluded from total operating lease liabilities as of that date. These leases will commence in the fourth quarter of 2019 or fiscal year 2020 with future minimum payments of $34 million and lease terms ranging from three to ten years.
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

	2019	2018
	CFN	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,773	$2,772	$333	$3,105
Earnings attributable to noncontrolling interests	114	84	8	92
Declaration of distributions payable	(186)	(129)	(10)	(139)
Purchase of the TNCLP Public Units	—	—	(331)	(331)
Balance as of September 30	$2,701	$2,727	$—	$2,727
Distributions payable to noncontrolling interests:
Balance as of January 1	$—	$—	$—	$—
Declaration of distributions payable	186	129	10	139
Distributions to noncontrolling interests	(186)	(129)	(10)	(139)
Balance as of September 30	$—	$—	$—	$—

CF Industries Nitrogen, LLC (CFN)
We have a strategic venture with CHS under which they own an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.
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
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the nine months ended September 30, 2019, we repurchased approximately 5.7 million shares for $250 million, of which $2 million was accrued and unpaid at September 30, 2019. In June 2019, we retired approximately 4.2 million shares that were repurchased under the 2019 Share Repurchase Program. At September 30, 2019, we held 1,534,045 shares of treasury stock.

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU 2016-01	—	(1)	—	—	(1)
Unrealized loss	—	(1)	—	—	(1)
Gain arising during the period	—	—	—	5	5
Reclassification to earnings(1)	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	(50)	—	—	1	(49)
Balance as of September 30, 2018	$(195)	$(1)	$4	$(116)	$(308)

Balance as of December 31, 2018	$(250)	$—	$5	$(126)	$(371)
Gain arising during the period	—	—	—	5	5
Reclassification to earnings(1)	—	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	(8)	—	—	1	(7)
Balance as of September 30, 2019	$(258)	$—	$5	$(121)	$(374)
____________________________________________________________________________

(1)	Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2019 and 2018 were not material.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on January 21, 2020. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2019 and 2018 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended September 30, 2019
Net sales	$187	$327	$309	$136	$79	$1,038
Cost of sales	188	207	250	100	65	810
Gross margin	$(1)	$120	$59	$36	$14	228
Total other operating costs and expenses						26
Equity in losses of operating affiliate						(14)
Operating earnings						$188
Three months ended September 30, 2018
Net sales	$192	$353	$270	$139	$86	$1,040
Cost of sales	181	238	243	129	76	867
Gross margin	$11	$115	$27	$10	$10	173
Total other operating costs and expenses						42
Equity in earnings of operating affiliate						5
Operating earnings						$136

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Nine months ended September 30, 2019
Net sales	$847	$1,103	$934	$389	$268	$3,541
Cost of sales	654	686	722	308	224	2,594
Gross margin	$193	$417	$212	$81	$44	947
Total other operating costs and expenses						113
Equity in losses of operating affiliate						(6)
Operating earnings						$828

Nine months ended September 30, 2018
Net sales	$778	$977	$892	$363	$287	$3,297
Cost of sales	641	682	731	320	248	2,622
Gross margin	$137	$295	$161	$43	$39	675
Total other operating costs and expenses						134
Equity in earnings of operating affiliate						30
Operating earnings						$571
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

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
Presented below are condensed consolidating statements of operations and statements of comprehensive income for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three and nine months ended September 30, 2019 and 2018, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the nine months ended September 30, 2019 and 2018, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of September 30, 2019 and December 31, 2018. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of September 30, 2019, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the Non-Guarantors column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the Subsidiary Guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$68	$807	$886	$(723)	$1,038
Cost of sales	—	53	781	689	(713)	810
Gross margin	—	15	26	197	(10)	228
Selling, general and administrative expenses	1	—	45	20	(10)	56
Other operating—net	—	1	(29)	(2)	—	(30)
Total other operating costs and expenses	1	1	16	18	(10)	26
Equity in losses of operating affiliates	—	(1)	—	(13)	—	(14)
Operating (loss) earnings	(1)	13	10	166	—	188
Interest expense	2	63	1	1	(4)	63
Interest expense—mandatorily redeemable preferred shares	—	—	—	1	(1)	—
Interest income	—	(1)	(5)	(3)	5	(4)
Net earnings of wholly owned subsidiaries	(67)	(106)	(109)	—	282	—
Other non-operating—net	—	—	—	(4)	—	(4)
Earnings before income taxes	64	57	123	171	(282)	133
Income tax (benefit) provision	—	(10)	25	4	—	19
Net earnings	64	67	98	167	(282)	114
Less: Net earnings attributable to noncontrolling interests	—	—	—	49	—	49
Net earnings attributable to common stockholders	$64	$67	$98	$118	$(282)	$65

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$64	$67	$98	$167	$(282)	$114
Other comprehensive loss	(30)	(30)	(82)	(29)	141	(30)
Comprehensive income	34	37	16	138	(141)	84
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	49	—	49
Comprehensive income attributable to common stockholders	$34	$37	$16	$89	$(141)	$35

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$254	$2,808	$2,825	$(2,346)	$3,541
Cost of sales	—	210	2,549	2,167	(2,332)	2,594
Gross margin	—	44	259	658	(14)	947
Selling, general and administrative expenses	3	(1)	130	58	(14)	176
Other operating—net	—	5	(68)	—	—	(63)
Total other operating costs and expenses	3	4	62	58	(14)	113
Equity in losses of operating affiliates	—	—	—	(6)	—	(6)
Operating (loss) earnings	(3)	40	197	594	—	828
Interest expense	3	186	2	2	(11)	182
Interest expense—mandatorily redeemable preferred shares	—	—	—	3	(3)	—
Interest income	(1)	(1)	(13)	(11)	14	(12)
Net earnings of wholly owned subsidiaries	(442)	(557)	(485)	—	1,484	—
Other non-operating—net	—	—	(1)	(6)	—	(7)
Earnings before income taxes	437	412	694	606	(1,484)	665
Income tax (benefit) provision	(1)	(30)	159	(15)	—	113
Net earnings	438	442	535	621	(1,484)	552
Less: Net earnings attributable to noncontrolling interests	—	—	—	114	—	114
Net earnings attributable to common stockholders	$438	$442	$535	$507	$(1,484)	$438

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$438	$442	$535	$621	$(1,484)	$552
Other comprehensive loss	(2)	(2)	(60)	(5)	66	(3)
Comprehensive income	436	440	475	616	(1,418)	549
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	114	—	114
Comprehensive income attributable to common stockholders	$436	$440	$475	$502	$(1,418)	$435

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$69	$788	$885	$(702)	$1,040
Cost of sales	—	56	763	750	(702)	867
Gross margin	—	13	25	135	—	173
Selling, general and administrative expenses	2	(2)	37	16	—	53
Other operating—net	—	(4)	2	(9)	—	(11)
Total other operating costs and expenses	2	(6)	39	7	—	42
Equity in earnings of operating affiliate	—	—	—	5	—	5
Operating (loss) earnings	(2)	19	(14)	133	—	136
Interest expense	—	60	3	1	(5)	59
Interest income	(1)	(1)	(2)	(5)	5	(4)
Net earnings of wholly owned subsidiaries	(31)	(63)	(99)	—	193	—
Other non-operating—net	—	—	(1)	(1)	—	(2)
Earnings before income taxes	30	23	85	138	(193)	83
Income tax (benefit) provision	—	(8)	20	—	—	12
Net earnings	30	31	65	138	(193)	71
Less: Net earnings attributable to noncontrolling interests	—	—	—	41	—	41
Net earnings attributable to common stockholders	$30	$31	$65	$97	$(193)	$30

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$30	$31	$65	$138	$(193)	$71
Other comprehensive income (loss)	1	1	4	(1)	(4)	1
Comprehensive income	31	32	69	137	(197)	72
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	41	—	41
Comprehensive income attributable to common stockholders	$31	$32	$69	$96	$(197)	$31

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$259	$2,563	$2,688	$(2,213)	$3,297
Cost of sales	—	215	2,401	2,211	(2,205)	2,622
Gross margin	—	44	162	477	(8)	675
Selling, general and administrative expenses	3	1	109	58	(8)	163
Other operating—net	—	(12)	—	(17)	—	(29)
Total other operating costs and expenses	3	(11)	109	41	(8)	134
Equity in earnings of operating affiliate	—	2	—	28	—	30
Operating (loss) earnings	(3)	57	53	464	—	571
Interest expense	—	183	13	4	(20)	180
Interest income	(2)	(4)	(7)	(16)	20	(9)
Net earnings of wholly owned subsidiaries	(242)	(338)	(373)	—	953	—
Other non-operating—net	—	—	(1)	(5)	—	(6)
Earnings before income taxes	241	216	421	481	(953)	406
Income tax (benefit) provision	—	(26)	93	6	—	73
Net earnings	241	242	328	475	(953)	333
Less: Net earnings attributable to noncontrolling interests	—	—	—	92	—	92
Net earnings attributable to common stockholders	$241	$242	$328	$383	$(953)	$241

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$241	$242	$328	$475	$(953)	$333
Other comprehensive loss	(45)	(45)	(30)	(48)	124	(44)
Comprehensive income	196	197	298	427	(829)	289
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	92	—	92
Comprehensive income attributable to common stockholders	$196	$197	$298	$335	$(829)	$197

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	September 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$39	$263	$194	$523	$—	$1,019
Accounts and notes receivable—net	139	481	1,446	680	(2,435)	311
Inventories	—	—	154	142	—	296
Prepaid income taxes	—	—	17	—	—	17
Other current assets	—	—	19	7	—	26
Total current assets	178	744	1,830	1,352	(2,435)	1,669
Property, plant and equipment—net	—	—	109	8,138	—	8,247
Investments in affiliates	3,844	6,008	6,285	87	(16,137)	87
Goodwill	—	2,063	—	281	—	2,344
Operating lease right-of-use assets	—	—	259	5	—	264
Other assets	—	3	137	321	(170)	291
Total assets	$4,022	$8,818	$8,620	$10,184	$(18,742)	$12,902
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,042	$256	$1,259	$337	$(2,435)	$459
Income taxes payable	—	—	—	7	—	7
Customer advances	—	—	184	—	—	184
Current operating lease liabilities	—	—	85	2	—	87
Current maturities of long-term debt	—	499	—	—	—	499
Other current liabilities	—	—	9	—	—	9
Total current liabilities	1,042	755	1,537	346	(2,435)	1,245
Long-term debt, net of current maturities	—	4,204	44	123	(167)	4,204
Dividends payable—mandatorily redeemable preferred shares	—	—	—	3	(3)	—
Deferred income taxes	—	—	1,085	150	—	1,235
Operating lease liabilities	—	—	178	3	—	181
Other liabilities	—	15	203	138	—	356
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,839	(4,839)	2
Paid-in capital	1,317	1,799	5,244	1,091	(8,134)	1,317
Retained earnings	2,109	2,419	674	1,111	(4,204)	2,109
Treasury stock	(74)	—	—	—	—	(74)
Accumulated other comprehensive loss	(374)	(374)	(337)	(329)	1,040	(374)
Total stockholders’ equity	2,980	3,844	5,581	6,712	(16,137)	2,980
Noncontrolling interests	—	—	(8)	2,709	—	2,701
Total equity	2,980	3,844	5,573	9,421	(16,137)	5,681
Total liabilities and equity	$4,022	$8,818	$8,620	$10,184	$(18,742)	$12,902

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$36	$27	$65	$554	$—	$682
Accounts and notes receivable—net	135	500	1,203	911	(2,514)	235
Inventories	—	4	142	163	—	309
Prepaid income taxes	—	—	24	4	—	28
Other current assets	—	—	15	5	—	20
Total current assets	171	531	1,449	1,637	(2,514)	1,274
Property, plant and equipment—net	—	—	118	8,505	—	8,623
Investments in affiliates	3,656	8,208	6,857	94	(18,722)	93
Goodwill	—	—	2,064	289	—	2,353
Other assets	—	4	126	320	(132)	318
Total assets	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$870	$374	$1,429	$386	$(2,514)	$545
Income taxes payable	—	—	5	—	—	5
Customer advances	—	—	149	—	—	149
Other current liabilities	—	—	6	—	—	6
Total current liabilities	870	374	1,589	386	(2,514)	705
Long-term debt	—	4,698	43	89	(132)	4,698
Deferred income taxes	—	—	960	157	—	1,117
Other liabilities	—	15	232	163	—	410
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	5,363	(5,363)	2
Paid-in capital	1,368	1,799	9,070	1,265	(12,134)	1,368
Retained earnings	2,463	2,229	(995)	965	(2,199)	2,463
Treasury stock	(504)	—	—	—	—	(504)
Accumulated other comprehensive loss	(372)	(372)	(277)	(324)	974	(371)
Total stockholders’ equity	2,957	3,656	7,798	7,269	(18,722)	2,958
Noncontrolling interests	—	—	(8)	2,781	—	2,773
Total equity	2,957	3,656	7,790	10,050	(18,722)	5,731
Total liabilities and equity	$3,827	$8,743	$10,614	$10,845	$(21,368)	$12,661

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2019
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$438	$442	$535	$621	$(1,484)	$552
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7	18	638	—	663
Deferred income taxes	—	—	124	(8)	—	116
Stock-based compensation expense	24	—	—	—	—	24
Unrealized net loss on natural gas derivatives	—	—	3	—	—	3
Unrealized loss on embedded derivative	—	—	3	—	—	3
Gain on disposal of property, plant and equipment	—	—	(45)	2	—	(43)
Undistributed earnings of affiliates—net	(442)	(557)	(485)	3	1,484	3
Changes in:
Intercompany accounts receivable/accounts payable—net	—	34	(81)	47	—	—
Accounts receivable—net	—	8	(84)	(3)	—	(79)
Inventories	—	4	(12)	25	—	17
Accrued and prepaid income taxes	(1)	(30)	15	28	—	12
Accounts and notes payable and accrued expenses	—	8	(33)	(42)	—	(67)
Customer advances	—	—	35	—	—	35
Other—net	—	—	(1)	(35)	—	(36)
Net cash provided by (used in) operating activities	19	(84)	(8)	1,276	—	1,203
Investing Activities:
Additions to property, plant and equipment	—	—	(11)	(286)	—	(297)
Proceeds from sale of property, plant and equipment	—	—	56	15	—	71
Distributions received from unconsolidated affiliates	—	543	414	(957)	—	—
Insurance proceeds for property, plant and equipment	—	—	—	15	—	15
Net cash provided by (used in) investing activities	—	543	459	(1,213)	—	(211)
Financing Activities:
Long-term debt—net	—	—	(39)	39	—	—
Short-term debt—net	199	29	(283)	55	—	—
Dividends paid on common stock	(200)	(252)	—	—	252	(200)
Dividends to/from affiliates	252	—	—	—	(252)	—
Distribution to noncontrolling interest	—	—	—	(186)	—	(186)
Purchases of treasury stock	(280)	—	—	—	—	(280)
Issuances of common stock under employee stock plans	17	—	—	—	—	17
Shares withheld for taxes	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities	(16)	(223)	(322)	(92)	—	(653)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
Increase (decrease) in cash and cash equivalents	3	236	129	(31)	—	337
Cash and cash equivalents at beginning of period	36	27	65	554	—	682
Cash and cash equivalents at end of period	$39	$263	$194	$523	$—	$1,019

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$241	$242	$328	$475	$(953)	$333
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6	17	644	—	667
Deferred income taxes	—	—	41	(4)	—	37
Stock-based compensation expense	16	—	—	1	—	17
Unrealized net gain on natural gas derivatives	—	—	(7)	(4)	—	(11)
Unrealized loss on embedded derivative	—	—	2	—	—	2
Gain on disposal of property, plant and equipment	—	—	—	(1)	—	(1)
Undistributed earnings of affiliates—net	(242)	(338)	(373)	(5)	953	(5)
Changes in:
Intercompany accounts receivable/accounts payable—net	(17)	(89)	97	9	—	—
Accounts receivable—net	—	(6)	48	(11)	—	31
Inventories	—	4	(14)	7	—	(3)
Accrued and prepaid income taxes	—	(26)	47	(8)	—	13
Accounts and notes payable and accrued expenses	—	(1)	(7)	(18)	—	(26)
Customer advances	—	—	224	—	—	224
Other—net	—	—	(1)	(34)	—	(35)
Net cash (used in) provided by operating activities	(2)	(208)	402	1,051	—	1,243
Investing Activities:
Additions to property, plant and equipment	—	—	(11)	(267)	—	(278)
Proceeds from sale of property, plant and equipment	—	—	—	19	—	19
Distributions received from unconsolidated affiliates	—	200	306	(496)	—	10
Insurance proceeds for property, plant and equipment	—	—	—	10	—	10
Investments in consolidated subs - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash provided by (used in) investing activities	—	169	(120)	(287)	—	(238)
Financing Activities:
Long-term debt—net	—	—	178	(178)	—	—
Short-term debt—net	233	175	(438)	30	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(210)	(110)	—	(49)	159	(210)
Dividends to/from affiliates	110	—	49	—	(159)	—
Acquisition of noncontrolling interest in TNCLP	—	—	—	(388)	—	(388)
Distributions to noncontrolling interests	—	—	—	(139)	—	(139)
Purchases of treasury stock	(87)	—	—	—	—	(87)
Issuances of common stock under employee stock plans	10	—	—	—	—	10
Shares withheld for taxes	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	55	66	(211)	(724)	—	(814)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Increase in cash and cash equivalents	53	27	71	36	—	187
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$53	$42	$459	$468	$—	$1,022

CF INDUSTRIES HOLDINGS, INC.

19.   Subsequent Events
On October 9, 2019, we announced that our wholly owned subsidiary CF Industries has elected to redeem in full all of the $500 million outstanding principal amount of the 7.125% senior notes due May 2020 (the 2020 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2020 Notes. We estimate, based on market interest rates on October 28, 2019, the total amount for the redemption of the 2020 Notes will be approximately $513 million, including accrued interest. The 2020 Notes will be redeemed on November 13, 2019 and will be funded with cash on hand.
On October 30, 2019, we announced that CF Industries has elected to redeem on December 13, 2019, $250 million principal amount, representing 50% of the currently outstanding $500 million principal amount, of the 2021 Notes, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. We estimate, based on market interest rates on October 28, 2019, the total amount for the partial redemption of the 2021 Notes will be approximately $257 million, including accrued interest. The partial redemption of the 2021 Notes will be funded with cash on hand.
See Note 12—Financing Agreements for additional information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019, as well as Item 1. Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Market Conditions

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Third Quarter of 2019 Compared to Third Quarter of 2018

•	Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Our principal assets as of September 30, 2019 include:

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
Market Conditions
Sales Volume
Sales volume for our products in both the first nine months of 2019 and 2018 was 14.6 million product tons. Persistent cold and wet weather across most of North America early in 2019 delayed spring planting activity and fertilizer applications. In addition, high water levels impacted shipping and logistics on inland rivers and delayed certain barge shipments, which caused delays in certain customers taking delivery of fertilizer and other customers delaying purchases. As a result, the spring application season extended into the third quarter of 2019 with some shipments that would typically occur in the second quarter being delayed into the third quarter. Additionally, planned maintenance activity at our plants reduced production levels in the third quarter of 2019, reducing inventory availability.
Sales volume for both the three months ended September 30, 2019 and September 30, 2018 was 4.8 million product tons. Sales volumes of UAN and ammonia increased as a result of the extended application season. Partially offsetting these increases was a decline in sales volumes of granular urea, due primarily to lower supply availability as a result of planned maintenance activity, and AN, as a result of a delayed harvest in the United Kingdom in the third quarter of 2019, which affected the timing of fertilizer purchases.
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
Upon entering the first quarter of 2019, our average selling prices were higher than the first quarter of 2018, driven by the impact of a tighter global nitrogen supply and demand balance experienced throughout late 2018. During the first half of 2019, our average selling prices for all fertilizer products remained strong due to the limited supply of fertilizer as high water levels and flooding impacted shipping and logistics on inland rivers and limited access for imports. As we entered the third quarter of 2019, the fertilizer application season extended due to the late planting, resulting in continued in-season prompt sales being made, which favorably impacted our third quarter selling prices. However, as the third quarter continued, lower global energy prices resulted in higher nitrogen industry operating rates, which increased fertilizer supply. This factor, in conjunction with the seasonally slow third quarter period, led to weakness in selling prices as the third quarter ended.
The average selling price for our products for the third quarter of 2019 was $218 per ton compared to $263 per ton in the second quarter of 2019. The decline from the second quarter reflected weakness in pricing due to the seasonally slow third quarter selling period and higher global nitrogen supply availability.
The average selling price for our products for both third quarters of 2019 and 2018 was $218 per ton reflecting the net impact of higher average selling prices for our granular urea, AN and UAN segments as a result of the extended application season, and lower average selling prices for our ammonia and Other segments.
The average selling price for our products for the nine months ended September 30, 2019 was $243 per ton compared to $226 per ton for the nine months ended September 30, 2018, an increase of 8%, which resulted in an increase in net sales of approximately $215 million.
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately 40% of our production costs.

CF INDUSTRIES HOLDINGS, INC.

Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined over the last decade, but are subject to volatility. The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended September 30, 2019 was $2.33 per MMBtu compared to $2.90 per MMBtu for the three months ended September 30, 2018, a decrease of 20%. The average daily market price at the Henry Hub for the nine months ended September 30, 2019 was $2.57 per MMBtu compared to $2.91 per MMBtu for the nine months ended September 30, 2018, a decrease of 12%.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The average daily market price at NBP for the three months ended September 30, 2019 was $3.42 per MMBtu compared to $8.40 per MMBtu for the three months ended September 30, 2018, a decrease of 59%. The average daily market price at NBP for the nine months ended September 30, 2019 was $4.56 per MMBtu compared to $7.98 per MMBtu for the nine months ended September 30, 2018, a decrease of 43%. The price of natural gas in the United Kingdom has declined as a result of increased production and availability of liquefied natural gas in the global market due to higher gas exports from exporting nations, including the United States.
Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 30% from $3.19 per MMBtu in the three months ended September 30, 2018, to $2.24 per MMBtu in the three months ended September 30, 2019, which resulted in an increase in gross margin of approximately $77 million. Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 9% from $3.14 per MMBtu in the nine months ended September 30, 2018, to $2.86 per MMBtu in the nine months ended September 30, 2019, which resulted in an increase in gross margin of approximately $69 million.
Items Affecting Comparability of Results
In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results during the three and nine months ended September 30, 2019 and 2018. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended September 30, 2019 and 2018, we reported net earnings attributable to common stockholders of $65 million and $30 million, respectively. During the nine months ended September 30, 2019 and 2018, we reported net earnings attributable to common stockholders of $438 million and $241 million, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$2	$2	$(3)	$(2)	$3	$3	$(11)	$(8)
Losses on foreign currency transactions, including intercompany loans(2)	5	4	4	3	12	9	1	1
Gain on sale of Pine Bend facility(2)	—	—	—	—	(45)	(35)	—	—
Insurance proceeds(2)	(37)	(29)	(10)	(8)	(37)	(29)	(10)	(8)
Louisiana incentive tax credit(3)	—	—	—	—	—	(30)	—	—
Costs related to the acquisition of TNCLP Public Units(4)	—	—	—	—	—	—	2	1
Earnings attributable to noncontrolling interests - TNCLP(5)	—	—	—	—	—	—	8	8
PLNL withholding tax charge(6)	16	16	—	—	16	16	—	—
PLNL settlement income(6)	—	—	—	—	—	—	(19)	(19)
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in income tax provision in our consolidated statement of operations.

(4)	Included in selling, general and administrative expenses in our consolidated statement of operations.

(5)	Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

(6)	Included in equity in (losses) earnings of operating affiliate in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

The following describes these items, identified in the table above, that impacted the comparability of our financial results for the three and nine months ended September 30, 2019 and 2018. Descriptions of items below that refer to amounts in the table above refer to the pre-tax amounts.
Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2019 and 2018, we recognized an unrealized net mark-to-market loss (gain) of $2 million and $(3) million, respectively. In the nine months ended September 30, 2019 and 2018, we recognized an unrealized net mark-to-market loss (gain) of $3 million and $(11) million, respectively.
Losses on foreign currency transactions, including intercompany loans
In the three and nine months ended September 30, 2019, we recognized losses of $5 million and $12 million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Gain on sale of Pine Bend facility
During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. In April of 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the nine months ended September 30, 2019.
Insurance proceeds
In the three months ended September 30, 2019 and 2018, we recognized income of $37 million and $10 million, respectively, related to insurance claims at one of our nitrogen complexes. The $37 million of income in 2019 consisted of $22 million related to business interruption insurance proceeds and $15 million related to property insurance proceeds. The $10 million of income in 2018 is related to property insurance proceeds. These proceeds are reflected in other operating—net in our consolidated statements of operations.
Louisiana incentive tax credit
For the nine months ended September 30, 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
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

CF INDUSTRIES HOLDINGS, INC.

PLNL withholding tax charge
The Trinidadian tax authority (the Board of Inland Revenue) issued a proposed tax assessment against PLNL, our joint venture in the Republic of Trinidad and Tobago, with respect to tax years 2011 and 2012 in the amount of approximately $12 million. The proposed assessment asserts that PLNL should have withheld tax on dividends paid to its Trinidadian owners. Statutory interest and penalties related to the proposed assessment with respect to tax years 2011 and 2012, bring the proposed assessment to an aggregate amount of approximately $22 million. As we own a 50% interest in PLNL, our effective share of any assessment that is determined to be a liability of PLNL would be 50%, which would be reflected as a reduction in our equity in earnings of PLNL. During the third quarter of 2019, the Trinidadian government offered a tax amnesty period that provided taxpayers the opportunity to pay any prior year tax obligations and avoid accumulated interest or penalties. During the tax amnesty period, PLNL evaluated the proposed assessment, including considering the outcome of certain recent legal cases involving other taxpayers. As a result of this evaluation, PLNL paid withholding tax to the Board of Inland Revenue under the amnesty program for tax years 2011 to the current period, and recognized a charge for $32 million. Our 50% share of PLNL’s tax charge is $16 million, which reduced our equity in earnings of operating affiliate for the three and nine months ended September 30, 2019.
PLNL settlement income
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that is recognized in our consolidated statement of operations for the nine months ended September 30, 2018 was an increase in our equity in earnings of operating affiliate of approximately $19 million.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $65 million for the three months ended September 30, 2019 compared to $30 million for the three months ended September 30, 2018, or an increase in net earnings of 117%, or $35 million. Diluted net earnings per share attributable to common stockholders increased 123%, or $0.16 per share to $0.29 in the third quarter of 2019 compared to $0.13 in the third quarter of 2018. The increase in net earnings of $35 million was due primarily to the following:

•
Gross margin increased by $55 million in the third quarter of 2019 to $228 million as compared to $173 million in the third quarter of 2018. The increase in gross margin was primarily driven by a decrease in natural gas costs, partially offset by higher shipping and distribution costs and higher costs related to plant turnaround and maintenance activity.

•
In the third quarter of 2019, we recognized $27 million of additional income from insurance proceeds as compared to the third quarter of 2018. This is more fully described in the section above titled “Items Affecting Comparability of Results.”

•
In the three months ended September 30, 2019, we recognized a decrease of $16 million in our equity in earnings of operating affiliate, representing our 50% share of PLNL’s charge related to a tax withholding matter for tax years 2011 to the current period. This is more fully described in the section above titled “Items Affecting Comparability of Results.”

•	Our income tax provision increased by $7 million in the third quarter of 2019 to $19 million as compared to $12 million in the third quarter of 2018 due to higher earnings before income taxes.
On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Under the 2019 Share Repurchase Program, in the third quarter of 2019, we repurchased approximately 1.5 million shares for $72 million and in the nine months ended September 30, 2019, we repurchased a total of 5.7 million shares for $250 million. In the second half of 2018, we repurchased 10.9 million shares for $500 million under the 2018 Share Repurchase Program. See discussion under “Liquidity and Capital Resources—Share Repurchase Programs,” below, for further information.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(in millions, except as noted)
Net sales	$1,038	$1,040	$(2)	—%	$3,541	$3,297	$244	7%
Cost of sales	810	867	(57)	(7)%	2,594	2,622	(28)	(1)%
Gross margin	228	173	55	32%	947	675	272	40%
Gross margin percentage	22.0%	16.6%	5.4%		26.7%	20.5%	6.2%
Selling, general and administrative expenses	56	53	3	6%	176	163	13	8%
Other operating—net	(30)	(11)	(19)	(173)%	(63)	(29)	(34)	(117)%
Total other operating costs and expenses	26	42	(16)	(38)%	113	134	(21)	(16)%
Equity in (losses) earnings of operating affiliate	(14)	5	(19)	N/M	(6)	30	(36)	N/M
Operating earnings	188	136	52	38%	828	571	257	45%
Interest expense—net	59	55	4	7%	170	171	(1)	(1)%
Other non-operating—net	(4)	(2)	(2)	(100)%	(7)	(6)	(1)	(17)%
Earnings before income taxes	133	83	50	60%	665	406	259	64%
Income tax provision	19	12	7	58%	113	73	40	55%
Net earnings	114	71	43	61%	552	333	219	66%
Less: Net earnings attributable to noncontrolling interests	49	41	8	20%	114	92	22	24%
Net earnings attributable to common stockholders	$65	$30	$35	117%	$438	$241	$197	82%
Diluted net earnings per share attributable to common stockholders	$0.29	$0.13	$0.16	123%	$1.97	$1.03	$0.94	91%
Diluted weighted-average common shares outstanding	220.7	235.2	(14.5)	(6)%	222.5	234.9	(12.4)	(5)%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.90	$0.90	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.24	$3.16	$(0.92)	(29)%	$2.87	$3.11	$(0.24)	(8)%
Realized derivatives loss (gain) in cost of sales(2)	—	0.03	(0.03)	(100)%	(0.01)	0.03	(0.04)	N/M
Cost of natural gas in cost of sales	$2.24	$3.19	$(0.95)	(30)%	$2.86	$3.14	$(0.28)	(9)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.33	$2.90	$(0.57)	(20)%	$2.57	$2.91	$(0.34)	(12)%
Average daily market price of natural gas National Balancing Point (UK)	$3.42	$8.40	$(4.98)	(59)%	$4.56	$7.98	$(3.42)	(43)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$(3)	$5	N/M	$3	$(11)	$14	N/M
Depreciation and amortization	$223	$233	$(10)	(4)%	$663	$667	$(4)	(1)%
Capital expenditures	$143	$133	$10	8%	$297	$278	$19	7%
Sales volume by product tons (000s)	4,752	4,765	(13)	—%	14,555	14,606	(51)	—%
Production volume by product tons (000s):
Ammonia(3)	2,336	2,456	(120)	(5)%	7,564	7,424	140	2%
Granular urea	1,206	1,296	(90)	(7)%	3,836	3,675	161	4%
UAN (32%)	1,584	1,595	(11)	(1)%	4,810	4,957	(147)	(3)%
AN	552	474	78	16%	1,585	1,355	230	17%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2019 Compared to Third Quarter of 2018
Net Sales
Our total net sales were essentially unchanged at $1.04 billion in the third quarter of 2019 compared to the third quarter of 2018. Average selling prices were also $218 per ton in both quarters. Our total sales volume of 4.8 million product tons in the third quarter of 2019 was essentially unchanged compared to the third quarter of 2018, as higher sales volumes in our UAN and ammonia segments were partially offset by lower sales volumes in our granular urea and AN segments.
Cost of Sales
Our total cost of sales decreased $57 million, or 7%, from the third quarter of 2018 to the third quarter of 2019. The decrease in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by the impact of higher shipping and distribution costs and higher costs related to plant turnaround and maintenance activity. Cost of sales averaged $170 per ton in the third quarter of 2019, a 7% decrease from $182 per ton in the same quarter of 2018. Natural gas costs, including the impact of realized derivatives, decreased 30% from $3.19 per MMBtu in the third quarter of 2018 to $2.24 per MMBtu in the third quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3 million to $56 million in the third quarter of 2019 as compared to $53 million in the comparable period of 2018. The increase was due primarily to the costs for certain corporate office initiatives.
Other Operating—Net
Other operating—net was $30 million of income in the third quarter of 2019 compared to $11 million of income in the comparable period of 2018. The $30 million of income in the third quarter of 2019 was due primarily to the recognition of insurance proceeds of $37 million related to an insurance claim at one of our nitrogen complexes, of which $22 million related to business interruption insurance proceeds and $15 million related to property insurance proceeds. The $11 million of income in the third quarter of 2018 primarily includes insurance proceeds of $10 million related to a property insurance claim at one of our nitrogen complexes.
Equity in (Losses) Earnings of Operating Affiliate
Equity in losses of operating affiliate was $14 million in the third quarter of 2019 compared to earnings of $5 million in the third quarter of 2018. The loss in the third quarter of 2019 includes approximately $16 million related to a withholding tax charge recognized by PLNL regarding a multi-year tax dispute. See “Items Affecting Comparability of Results—PLNL withholding tax charge,” above, for additional information.
Interest Expense—Net
Net interest expense was $59 million in the third quarter of 2019 compared to $55 million in the third quarter of 2018, reflecting higher interest on tax liabilities.
Income Taxes
For the three months ended September 30, 2019, we recorded an income tax provision of $19 million on pre-tax income of $133 million, or an effective tax rate of 14.6%, compared to an income tax provision of $12 million on pre-tax income of $83 million, or an effective tax rate of 15.3%, for the three months ended September 30, 2018.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2019 of 14.6%, which is based on pre-tax income of $133 million, would be 23.1% exclusive of the earnings attributable to the noncontrolling interest of $49 million. Our effective tax rate for the three months ended September 30, 2018 of 15.3%, which is based on pre-tax income of $83 million, would be 29.4% exclusive of the earnings attributable to the noncontrolling interest of $41 million. See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $8 million in the third quarter of 2019 compared to the third quarter of 2018 due to higher earnings from CFN primarily driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower realized natural gas costs.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.16 to $0.29 per diluted share in the third quarter of 2019 from $0.13 per diluted share in the third quarter of 2018. This increase reflects higher gross margin due primarily to lower realized natural gas costs and a 6% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase programs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales
Our total net sales increased $244 million, or 7%, to $3.54 billion in the first nine months of 2019 as compared to $3.30 billion in the first nine months of 2018 due primarily to an 8% increase in average selling prices, which increased net sales by $215 million.
Average selling prices were $243 per ton in the first nine months of 2019, or 8% higher, as compared to $226 per ton in the first nine months of 2018 due to higher average selling prices across all major products, driven by the impact of a tighter global nitrogen supply and demand balance.
Our total sales volume of 14.6 million product tons in the first nine months of 2019 was essentially unchanged compared to the first nine months of 2018, as higher sales volume in our ammonia and granular urea segments were partially offset by lower sales volumes in our UAN and Other segments.
Cost of Sales
Our total cost of sales decreased $28 million, or 1%, from the first nine months of 2018 to the first nine months of 2019. The decline in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by the impact of higher shipping costs and higher costs related to plant turnaround and maintenance activity. Cost of sales per ton averaged $178 per ton in the first nine months of 2019, a 1% decrease from $180 per ton in the same period of 2018. Natural gas costs, including the impact of realized derivatives, decreased 9% from $3.14 per MMBtu in the first nine months of 2018 to $2.86 in the first nine months of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13 million to $176 million in the first nine months of 2019 as compared to $163 million in the comparable period of 2018. The increase was due primarily to certain equity award modifications and costs related to certain corporate office initiatives.
Other Operating—Net
Other operating—net was $63 million of income in the first nine months of 2019 compared to $29 million of income in the comparable period of 2018. The income in the first nine months of 2019 was due primarily to the $45 million pre-tax gain recognized on the sale of the Pine Bend facility and insurance proceeds of $37 million, partially offset by foreign currency transaction losses. The income in the first nine months of 2018 was due to a combination of changes in legal reserves, insurance proceeds of $10 million and a gain of $5 million due to the recovery of certain precious metals used in the manufacturing process.
Equity in (Losses) Earnings of Operating Affiliates
Equity in losses of operating affiliates was $6 million in the first nine months of 2019 compared to $30 million of earnings in the first nine months of 2018. The loss in the first nine months of 2019 includes approximately $16 million related to a withholding tax charge recognized by PLNL regarding a multi-year tax dispute. See “Items Affecting Comparability of Results—PLNL withholding tax charge,” above, for additional information.

CF INDUSTRIES HOLDINGS, INC.

Earnings in the first nine months of 2018 includes approximately $19 million related to the net after-tax impact of a settlement reached between NGC and PLNL of an arbitration proceeding regarding PLNL’s claims for damages due to historical natural gas supply curtailments. See “Items Affecting Comparability of Results—PLNL settlement income,” above, for additional information.
Interest Expense—Net
Net interest expense was $170 million in the first nine months of 2019 compared to $171 million in the first nine months of 2018.
Income Taxes
For the nine months ended September 30, 2019, we recorded an income tax provision of $113 million on pre-tax income of $665 million, or an effective tax rate of 17.1%, compared to an income tax provision of $73 million on pre-tax income of $406 million, or an effective tax rate of 18.1%, for the nine months ended September 30, 2018.
For the nine months ended September 30, 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, and in the first quarter of 2018 by earnings attributable to the noncontrolling interests in TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2019 of 17.1%, which is based on pre-tax income of $665 million, would be 20.6% exclusive of the earnings attributable to the noncontrolling interest of $114 million. Our effective tax rate for the nine months ended September 30, 2018 of 18.1%, which is based on pre-tax income of $406 million, would be 23.3% exclusive of the earnings attributable to the noncontrolling interests of $92 million.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in the first nine months of 2018 was impacted by a $20 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate as a result of the implementation of legal entity structure changes related to the acquisition.
See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $22 million in the first nine months of 2019 compared to the first nine months of 2018 due to higher earnings from CFN driven by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower realized natural gas costs, partially offset by the reduction in noncontrolling interests due to the April 2, 2018 purchase of the noncontrolling interests in TNCLP. In the nine months ended September 30, 2018, earnings attributable to noncontrolling interests in TNCLP was $8 million.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.94 to $1.97 per diluted share in the first nine months of 2019 from $1.03 per diluted share in the first nine months of 2018. This increase is due primarily to higher gross margin driven by higher selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower realized natural gas costs, and a 5% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase programs.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended September 30, 2019
Net sales	$187	$327	$309	$136	$79	$1,038
Cost of sales	188	207	250	100	65	810
Gross margin	$(1)	$120	$59	$36	$14	$228
Gross margin percentage	(0.5)%	36.7%	19.1%	26.5%	17.7%	22.0%
Three months ended September 30, 2018
Net sales	$192	$353	$270	$139	$86	$1,040
Cost of sales	181	238	243	129	76	867
Gross margin	$11	$115	$27	$10	$10	$173
Gross margin percentage	5.7%	32.6%	10.0%	7.2%	11.6%	16.6%
Nine months ended September 30, 2019
Net sales	$847	$1,103	$934	$389	$268	$3,541
Cost of sales	654	686	722	308	224	2,594
Gross margin	$193	$417	$212	$81	$44	$947
Gross margin percentage	22.8%	37.8%	22.7%	20.8%	16.4%	26.7%
Nine months ended September 30, 2018
Net sales	$778	$977	$892	$363	$287	$3,297
Cost of sales	641	682	731	320	248	2,622
Gross margin	$137	$295	$161	$43	$39	$675
Gross margin percentage	17.6%	30.2%	18.0%	11.8%	13.6%	20.5%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$187	$192	$(5)	(3)%	$847	$778	$69	9%
Cost of sales	188	181	7	4%	654	641	13	2%
Gross margin	$(1)	$11	$(12)	N/M	$193	$137	$56	41%
Gross margin percentage	(0.5)%	5.7%	(6.2)%		22.8%	17.6%	5.2%
Sales volume by product tons (000s)	720	657	63	10%	2,548	2,415	133	6%
Sales volume by nutrient tons (000s)(1)	590	539	51	9%	2,089	1,981	108	5%
Average selling price per product ton	$260	$292	$(32)	(11)%	$332	$322	$10	3%
Average selling price per nutrient ton(1)	$317	$356	$(39)	(11)%	$405	$393	$12	3%
Gross margin per product ton	$(1)	$17	$(18)	N/M	$76	$57	$19	33%
Gross margin per nutrient ton(1)	$(2)	$20	$(22)	N/M	$92	$69	$23	33%
Depreciation and amortization	$41	$33	$8	24%	$123	$110	$13	12%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(1)	$2	N/M	$1	$(3)	$4	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2019 Compared to Third Quarter of 2018
Net Sales.    Net sales in our ammonia segment decreased by $5 million, or 3%, in the third quarter of 2019 from the third quarter of 2018 due primarily to a 11% decrease in average selling prices, partially offset by a 10% increase in sales volume. Average selling prices decreased to $260 per ton in the third quarter of 2019 compared to $292 in the comparable period of 2018 due primarily to increased supply as a result of lower global energy prices and higher global operating rates, which has increased the global supply of ammonia. Sales volume was higher due to higher inventory levels entering the quarter.
Cost of Sales.    Cost of sales in our ammonia segment averaged $261 per ton in the third quarter of 2019, a 5% decrease from $275 per ton in the comparable period of 2018. The decrease is due primarily to lower realized natural gas costs, partially offset by the impact of higher shipping and distribution costs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales.    Net sales in our ammonia segment increased by $69 million, or 9%, in the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due primarily to a 6% increase in sales volume and a 3% increase in average selling prices. Sales volume was higher due to greater supply availability due to increased production. The increase in average selling prices was due to the impact of a tighter nitrogen supply and demand balance earlier in the year.
Cost of Sales.    Cost of sales in our ammonia segment averaged $256 per ton in the nine months ended September 30, 2019, a 3% decrease from $265 per ton in the comparable period of 2018 due primarily to the impact of lower realized natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$327	$353	$(26)	(7)%	$1,103	$977	$126	13%
Cost of sales	207	238	(31)	(13)%	686	682	4	1%
Gross margin	$120	$115	$5	4%	$417	$295	$122	41%
Gross margin percentage	36.7%	32.6%	4.1%		37.8%	30.2%	7.6%
Sales volume by product tons (000s)	1,200	1,363	(163)	(12)%	3,880	3,779	101	3%
Sales volume by nutrient tons (000s)(1)	552	627	(75)	(12)%	1,785	1,738	47	3%
Average selling price per product ton	$273	$259	$14	5%	$284	$259	$25	10%
Average selling price per nutrient ton(1)	$592	$563	$29	5%	$618	$562	$56	10%
Gross margin per product ton	$100	$84	$16	19%	$107	$78	$29	37%
Gross margin per nutrient ton(1)	$217	$183	$34	19%	$234	$170	$64	38%
Depreciation and amortization	$66	$74	$(8)	(11)%	$211	$214	$(3)	(1)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$(1)	$1	100%	$1	$(3)	$4	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2019 Compared to Third Quarter of 2018
Net Sales.    Net sales in our granular urea segment decreased $26 million, or 7%, in the third quarter of 2019 from the third quarter of 2018 due primarily to a 12% decrease in sales volume, partially offset by a 5% increase in average selling prices. Sales volume was lower due to lower supply availability as a result of both lower beginning inventory and lower production due to planned maintenance activity. Average selling prices increased to $273 per ton in the third quarter of 2019 compared to $259 per ton in the comparable period of 2018. The increase was due primarily to the impact of a tighter global nitrogen supply and demand balance and the extended application season.
Cost of Sales.    Cost of sales in our granular urea segment averaged $173 per ton in the third quarter of 2019, a 1% decrease from $175 per ton in the comparable period of 2018, driven by lower realized natural gas costs, partially offset by higher costs related to planned maintenance activity.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales.    Net sales in our granular urea segment increased $126 million, or 13%, in the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due primarily to a 10% increase in average selling prices and a 3% increase in sales volume. Average selling prices increased to $284 per ton in the nine months ended September 30, 2019 compared to $259 per ton in the comparable period of 2018. The increase was due primarily to the impact of a tighter global nitrogen supply and demand balance and the impact high water levels and flooding had on the shipping and logistics on inland rivers, including limiting access to the U.S. Gulf for imports, during the spring application season. Sales volume was higher due to greater supply availability as a result of our decision to increase granular urea production in the nine months ended September 30, 2019.
Cost of Sales.    Cost of sales in our granular urea segment averaged $177 per ton in the nine months ended September 30, 2019, a 2% decrease from $181 per ton in the comparable period of 2018. The decrease was due primarily to lower realized natural gas costs and higher plant efficiencies.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$309	$270	$39	14%	$934	$892	$42	5%
Cost of sales	250	243	7	3%	722	731	(9)	(1)%
Gross margin	$59	$27	$32	119%	$212	$161	$51	32%
Gross margin percentage	19.1%	10.0%	9.1%		22.7%	18.0%	4.7%
Sales volume by product tons (000s)	1,741	1,620	121	7%	4,880	5,109	(229)	(4)%
Sales volume by nutrient tons (000s)(1)	550	513	37	7%	1,537	1,615	(78)	(5)%
Average selling price per product ton	$177	$167	$10	6%	$191	$175	$16	9%
Average selling price per nutrient ton(1)	$562	$526	$36	7%	$608	$552	$56	10%
Gross margin per product ton	$34	$17	$17	100%	$43	$32	$11	34%
Gross margin per nutrient ton(1)	$107	$53	$54	102%	$138	$100	$38	38%
Depreciation and amortization	$66	$65	$1	2%	$183	$200	$(17)	(9)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(1)	$2	N/M	$1	$(4)	$5	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2019 Compared to Third Quarter of 2018
Net Sales.    Net sales in our UAN segment increased $39 million, or 14%, in the third quarter of 2019 from the third quarter of 2018 due primarily to a 6% increase in average selling prices and a 7% increase in sales volume. Average selling prices were $177 per ton in the third quarter of 2019 compared to $167 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance and the extended application season resulting from the late planting in spring 2019. The increase in sales volume was due primarily to the extended application season.
Cost of Sales.    Cost of sales in our UAN segment averaged $143 per ton in the third quarter of 2019, a 5% decrease from $150 per ton in the third quarter of 2018, primarily driven by lower realized natural gas costs, partially offset by higher costs related to maintenance activity.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales.    Net sales in our UAN segment increased $42 million, or 5%, in the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due to a 9% increase in average selling prices, partially offset by a 4% decline in sales volume. Average selling prices increased to $191 per ton in the nine months ended September 30, 2019 compared to $175 per ton in the comparable period of 2018, due primarily to the impact of a tighter global nitrogen supply and demand balance, the impact high water levels and flooding had on the shipping and logistics on inland rivers and an extended application season. The decrease in sales volume was due primarily to lower production due to the focus on granular urea production in 2019 and the impact of lower exports to Europe.
In April 2019, the European Commission (the Commission) published a regulation imposing provisional anti-dumping duties on imports to the European Union of UAN manufactured in Russia, Trinidad and Tobago and the United States. The regulation included a rate of 22.6% for the provisional anti-dumping duty applicable to imports of UAN manufactured in the United States. In July 2019, the Commission announced its intention to impose definitive anti-dumping measures in the form of fixed duty rates. For imports of UAN manufactured in the United States, the fixed duty rate is €29.48 per metric ton. On October 8, 2019, the Commission confirmed this duty in a regulation imposing definitive measures, which became effective beginning October 9, 2019 for an initial five-year period, after which the measures may be renewed by the Commission.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our UAN segment averaged $148 per ton in the nine months ended September 30, 2019, a 3% increase from $143 per ton in the comparable period of 2018. The increase was due primarily to higher costs related to maintenance activity and higher freight costs due to the mix of transportation modes.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$136	$139	$(3)	(2)%	$389	$363	$26	7%
Cost of sales	100	129	(29)	(22)%	308	320	(12)	(4)%
Gross margin	$36	$10	$26	N/M	$81	$43	$38	88%
Gross margin percentage	26.5%	7.2%	19.3%		20.8%	11.8%	9.0%
Sales volume by product tons (000s)	561	601	(40)	(7)%	1,590	1,586	4	—%
Sales volume by nutrient tons (000s)(1)	188	202	(14)	(7)%	533	535	(2)	—%
Average selling price per product ton	$242	$231	$11	5%	$245	$229	$16	7%
Average selling price per nutrient ton(1)	$723	$688	$35	5%	$730	$679	$51	8%
Gross margin per product ton	$64	$17	$47	N/M	$51	$27	$24	89%
Gross margin per nutrient ton(1)	$191	$50	$141	N/M	$152	$80	$72	90%
Depreciation and amortization	$24	$35	$(11)	(31)%	$67	$67	$—	—%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2019 Compared to Third Quarter of 2018
Net Sales.    Net sales in our AN segment decreased $3 million, or 2%, in the third quarter of 2019 from the third quarter of 2018 due to a 7% decrease in sales volume, partially offset by a 5% increase in average selling prices. Sales volume declined due primarily to lower sales volumes in the United Kingdom as a result of a delayed harvest in the third quarter of 2019, which affected the timing of fertilizer purchases. Average selling prices increased to $242 per ton in the third quarter of 2019 compared to $231 per ton in the third quarter of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.  Cost of sales in our AN segment averaged $178 per ton in the third quarter of 2019, a 17% decrease from $214 per ton in the comparable period of 2018. The decrease was due primarily to lower realized natural gas costs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales.    Net sales in our AN segment increased $26 million, or 7%, in the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due primarily to a 7% increase in average selling prices. Average selling prices increased to $245 per ton in the nine months ended September 30, 2019 compared to $229 per ton in the comparable period of 2018 due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.     Cost of sales in our AN segment averaged $194 per ton in the nine months ended September 30, 2019, a 4% decrease from $202 per ton in the comparable period of 2018. The decrease was due primarily to lower realized natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
	(dollars in millions, except per ton amounts)
Net sales	$79	$86	$(7)	(8)%	$268	$287	$(19)	(7)%
Cost of sales	65	76	(11)	(14)%	224	248	(24)	(10)%
Gross margin	$14	$10	$4	40%	$44	$39	$5	13%
Gross margin percentage	17.7%	11.6%	6.1%		16.4%	13.6%	2.8%
Sales volume by product tons (000s)	530	524	6	1%	1,657	1,717	(60)	(3)%
Sales volume by nutrient tons (000s)(1)	103	102	1	1%	327	335	(8)	(2)%
Average selling price per product ton	$149	$164	$(15)	(9)%	$162	$167	$(5)	(3)%
Average selling price per nutrient ton(1)	$767	$843	$(76)	(9)%	$820	$857	$(37)	(4)%
Gross margin per product ton	$26	$19	$7	37%	$27	$23	$4	17%
Gross margin per nutrient ton(1)	$136	$98	$38	39%	$135	$116	$19	16%
Depreciation and amortization	$18	$18	$—	—%	$54	$49	$5	10%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$—	$(1)	$1	100%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2019 Compared to Third Quarter of 2018
Net Sales.    Net sales in our Other segment decreased by $7 million, or 8%, in the third quarter of 2019 from the third quarter of 2018 due to a 9% decrease in average selling prices, partially offset by a 1% increase in sales volume. The decrease in average selling prices is due primarily to the mix of products sold.
Cost of Sales.    Cost of sales in our Other segment averaged $123 per ton in the third quarter of 2019, a 15% decrease from $145 per ton in the comparable period of 2018 due primarily to lower realized natural gas costs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales.    Net sales in our Other segment decreased by $19 million, or 7%, in the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due to a 3% decrease in average selling prices and a 3% decrease in sales volume. The decrease in average selling prices is due primarily to the mix of products sold. The decrease in sales volume was due primarily to lower NPK and nitric acid sales volume, partially offset by higher DEF sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $135 per ton in the nine months ended September 30, 2019, a 6% decrease from $144 per ton in the comparable period of 2018 due primarily to lower realized natural gas costs, partially offset by higher freight costs.

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
During the nine months ended September 30, 2019, we repurchased approximately 5.7 million shares of CF Holdings common stock for $250 million. See discussion under “Share Repurchase Programs,” below, for further information.
On October 9, 2019, we announced that our wholly owned subsidiary CF Industries has elected to redeem in full, on November 13, 2019, all of the $500 million outstanding principal amount of the 7.125% senior notes due May 2020 (the 2020 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2020 Notes. On October 30, 2019, we announced that CF Industries has elected to redeem on December 13, 2019, $250 million principal amount, representing 50% of the currently outstanding $500 million principal amount, of the 3.400% senior secured notes due December 2021 (the 2021 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. See discussion under “Debt,” below, for further information.
At September 30, 2019, we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2019 or December 31, 2018, or during the nine months ended September 30, 2019. See discussion under “Debt,” below, for further information.
Our cash and cash equivalents balance was $1.02 billion and $682 million as of September 30, 2019 and December 31, 2018, respectively.
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

On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. During the nine months ended September 30, 2019, we repurchased approximately 5.7 million shares for $250 million, of which $2 million was accrued and unpaid at September 30, 2019. In June 2019, we retired approximately 4.2 million shares that were repurchased under the 2019 Share Repurchase Program. At September 30, 2019, we held 1,534,045 shares of treasury stock.

Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $297 million in the first nine months of 2019 compared to $278 million in the first nine months of 2018.

CF INDUSTRIES HOLDINGS, INC.

Capital expenditures in 2019 are estimated to be approximately $425 million. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
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
As of September 30, 2019, we had excess borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2019 or December 31, 2018, or during the nine months ended September 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $145 million (reflecting an increase of $20 million in January 2019). As of September 30, 2019, approximately $128 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt, including current maturities of long-term debt, presented on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	September 30, 2019		December 31, 2018
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$499	$500	$497
3.450% due June 2023	3.562%	750	747	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	496	500	495
4.500% due December 2026	4.759%	750	738	750	737
Total long-term debt		$4,750	$4,703	$4,750	$4,698
Less: Current maturities of long-term debt		500	499	—	—
Long-term debt, net of current maturities		$4,250	$4,204	$4,750	$4,698
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $10 million and $11 million as of September 30, 2019 and December 31, 2018, respectively, and total deferred debt issuance costs were $37 million and $41 million as of September 30, 2019 and December 31, 2018, respectively.

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
On October 9, 2019, we announced that CF Industries has elected to redeem in full all of the $500 million outstanding principal amount of the 2020 Notes in accordance with the optional redemption provisions provided in the indenture governing the 2020 Notes. We estimate, based on market interest rates on October 28, 2019, the total amount for the redemption of the 2020 Notes will be approximately $513 million, including accrued interest. The 2020 Notes will be redeemed on November 13, 2019 and will be funded with cash on hand. See Note 12—Financing Agreements for additional information.
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
On October 30, 2019, we announced that CF Industries has elected to redeem on December 13, 2019, $250 million principal amount, representing 50% of the currently outstanding $500 million principal amount, of the 2021 Notes, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. We estimate, based on market interest rates on October 28, 2019, the total amount for the partial redemption of the 2021 Notes will be approximately $257 million, including accrued interest. The partial redemption of the 2021 Notes will be funded with cash on hand. See Note 12—Financing Agreements for additional information.

CF INDUSTRIES HOLDINGS, INC.

Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2019 and December 31, 2018, we had $184 million and $149 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2019, our open derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 38.7 million MMBtus. As of December 31, 2018, we had open derivative contracts for 6.6 million MMBtus of natural gas basis swaps.
Defined Benefit Pension Plans
We contributed $55 million to our pension plans during the nine months ended September 30, 2019. Over the remainder of 2019, we expect to contribute an additional $6 million to our pension plans, or a total of approximately $61 million for the full year 2019.
Distribution to Noncontrolling Interest in CFN
On July 31, 2019, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2019 in accordance with CFN’s limited liability company agreement. On July 31, 2019, CFN distributed $100 million to CHS for the distribution period ended June 30, 2019. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2019 is approximately $49 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2019 was $1.20 billion, a decrease of $40 million as compared to $1.24 billion in the first nine months of 2018. This decrease was due primarily to changes in working capital, partially offset by an increase in cash earnings generated by the business. The changes in working capital primarily include customer advances, as fewer customers prepaid their purchases in the third quarter of 2019. In addition, accounts receivable collections were lower in 2019. Cash earnings from the business increased as net earnings in the first nine months of 2019 increased by $219 million as compared to the first nine months of 2018.

CF INDUSTRIES HOLDINGS, INC.

Investing Activities
Net cash used in investing activities was $211 million in the first nine months of 2019 as compared to $238 million in the first nine months of 2018. During the first nine months of 2019, capital expenditures totaled $297 million compared to $278 million in the first nine months of 2018. Net cash used in investing activities in the first nine months of 2019 included proceeds of $55 million related to the sale of our Pine Bend facility and $15 million related to property insurance proceeds received. Net cash used in investing activities in the first nine months of 2018 included $10 million related to property insurance proceeds received.
Financing Activities
Net cash used in financing activities was $653 million in the first nine months of 2019 compared to $814 million in the same period of 2018. Dividends paid on common stock during the nine months ended September 30, 2019 and 2018 were $200 million and $210 million, respectively. The decrease in dividends was due to lower shares outstanding as a result of shares repurchased under our share repurchase programs in 2018 and 2019. In the first nine months of 2019, we spent $280 million to repurchase shares of common stock, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. In the first nine months of 2019, we repurchased approximately 5.7 million shares for approximately $250 million, of which $2 million was accrued and not yet settled at September 30, 2019. Distributions to noncontrolling interests totaled $186 million in the first nine months of 2019 as compared to $139 million in the first nine months of 2018. Net cash used in financing activities in the first nine months of 2018 included $388 million related to our acquisition of all of the outstanding publicly traded common units of TNCLP.
Sale of Pine Bend Facility
In March of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility located in Minnesota. In April of 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the nine months ended September 30, 2019.
Contractual Obligations
As of September 30, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.
On October 9, 2019, we announced that CF Industries has elected to redeem in full all of the $500 million outstanding principal amount of the 2020 Notes in accordance with the optional redemption provisions provided in the indenture governing the 2020 Notes. On October 30, 2019, we announced that CF Industries has elected to redeem $250 million principal amount, representing 50% of the currently outstanding $500 million principal amount, of the 2021 Notes, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. See discussion under “Debt,” above, for further information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See “Recent Accounting Pronouncements,” below, for a discussion of our January 1, 2019 adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first nine months of 2019.
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
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based fertilizers are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $33, $22, $16 and $16, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2019, we had natural gas fixed price swaps, basis swaps and options covering certain periods through March 2020.
As of September 30, 2019 and December 31, 2018, we had open derivative contracts for 38.7 MMBtus and 6.6 MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2019 would result in a favorable change in the fair value of these derivative positions of $33 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $35 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of September 30, 2019, we had seven series of senior notes totaling $4.75 billion of principal outstanding with maturity dates of May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2019, the carrying value and fair value of our senior notes was approximately $4.70 billion and $4.89 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2019 or December 31, 2018, or during the nine months ended September 30, 2019.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases was reset for trial beginning on January 21, 2020. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2019 - July 31, 2019	638,411	(3)	$46.34	638,131	$792,390
August 1, 2019 - August 31, 2019	448,342		49.07	448,342	770,391
September 1, 2019 - September 30, 2019	404,684		49.38	404,684	750,406
Total	1,491,437		$47.99	1,491,157
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

(3)	Includes 280 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 57 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of February 2, 2012, and amended and restated as of September 1, 2019, by and between CF Industries Holdings, Inc. and Ashraf K. Malik
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: October 31, 2019	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: October 31, 2019	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)