Form 10-Q
period 2020-03-31
CF Industries Holdings, Inc.
filed 2020-05-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
213,797,277 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 4, 2020.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in millions, except per share amounts)
Net sales	$971	$1,001
Cost of sales	767	781
Gross margin	204	220
Selling, general and administrative expenses	54	58
Other operating—net	6	4
Total other operating costs and expenses	60	62
Equity in earnings of operating affiliate	3	7
Operating earnings	147	165
Interest expense	44	60
Interest income	(1)	(4)
Other non-operating—net	—	(1)
Earnings before income taxes	104	110
Income tax provision (benefit)	13	(8)
Net earnings	91	118
Less: Net earnings attributable to noncontrolling interest	23	28
Net earnings attributable to common stockholders	$68	$90
Net earnings per share attributable to common stockholders:
Basic	$0.31	$0.40
Diluted	$0.31	$0.40
Weighted-average common shares outstanding:
Basic	216.0	223.4
Diluted	216.6	224.6
Dividends declared per common share	$0.30	$0.30

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in millions)
Net earnings	$91	$118
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(83)	32
Defined benefit plans—net of taxes	9	(2)
	(74)	30
Comprehensive income	17	148
Less: Comprehensive income attributable to noncontrolling interest	23	28
Comprehensive (loss) income attributable to common stockholders	$(6)	$120
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	December 31, 2019
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$753	$287
Accounts receivable—net	251	242
Inventories	379	351
Prepaid income taxes	78	71
Other current assets	19	23
Total current assets	1,480	974
Property, plant and equipment—net	7,938	8,170
Investment in affiliate	91	88
Goodwill	2,346	2,365
Operating lease right-of-use assets	287	280
Other assets	299	295
Total assets	$12,441	$12,172
Liabilities and Equity
Current liabilities:
Short-term debt	$500	$—
Accounts payable and accrued expenses	378	437
Income taxes payable	19	1
Customer advances	239	119
Current operating lease liabilities	94	90
Other current liabilities	5	18
Total current liabilities	1,235	665
Long-term debt	3,958	3,957
Deferred income taxes	1,217	1,246
Operating lease liabilities	197	193
Other liabilities	431	474
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2020—216,610,856 shares issued and 2019—216,023,826 shares issued	2	2
Paid-in capital	1,313	1,303
Retained earnings	1,961	1,958
Treasury stock—at cost, 2020—2,813,869 shares and 2019—0 shares	(108)	—
Accumulated other comprehensive loss	(440)	(366)
Total stockholders’ equity	2,728	2,897
Noncontrolling interest	2,675	2,740
Total equity	5,403	5,637
Total liabilities and equity	$12,441	$12,172
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2019	$2	$—	$1,303	$1,958	$(366)	$2,897	$2,740	$5,637
Net earnings	—	—	—	68	—	68	23	91
Other comprehensive loss	—	—	—	—	(74)	(74)	—	(74)
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Acquisition of treasury stock under employee stock plans	—	(8)	—	—	—	(8)	—	(8)
Issuance of $0.01 par value common stock under employee stock plans	—	—	3	—	—	3	—	3
Stock-based compensation expense	—	—	7	—	—	7	—	7
Cash dividends ($0.30 per share)	—	—	—	(65)	—	(65)	—	(65)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(88)	(88)
Balance as of March 31, 2020	$2	$(108)	$1,313	$1,961	$(440)	$2,728	$2,675	$5,403

Balance as of December 31, 2018	$2	$(504)	$1,368	$2,463	$(371)	$2,958	$2,773	$5,731
Net earnings	—	—	—	90	—	90	28	118
Other comprehensive income	—	—	—	—	30	30	—	30
Purchases of treasury stock	—	(60)	—	—	—	(60)	—	(60)
Retirement of treasury stock	—	504	(65)	(439)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(4)	—	—	—	(4)	—	(4)
Issuance of $0.01 par value common stock under employee stock plans	—	—	2	—	—	2	—	2
Stock-based compensation expense	—	—	6	—	—	6	—	6
Cash dividends ($0.30 per share)	—	—	—	(67)	—	(67)	—	(67)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(86)	(86)
Balance as of March 31, 2019	$2	$(64)	$1,311	$2,047	$(341)	$2,955	$2,715	$5,670

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in millions)
Operating Activities:
Net earnings	$91	$118
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	211	188
Deferred income taxes	(50)	14
Stock-based compensation expense	7	6
Unrealized net (gain) loss on natural gas derivatives	(12)	2
Unrealized (gain) loss on embedded derivative	(1)	1
Loss on disposal of property, plant and equipment	—	1
Undistributed earnings of affiliate—net of taxes	(4)	(8)
Changes in:
Accounts receivable—net	(12)	(28)
Inventories	(29)	(101)
Accrued and prepaid income taxes	10	24
Accounts payable and accrued expenses	(47)	(65)
Customer advances	120	152
Other—net	8	2
Net cash provided by operating activities	292	306
Investing Activities:
Additions to property, plant and equipment	(67)	(80)
Proceeds from sale of property, plant and equipment	—	5
Insurance proceeds for property, plant and equipment	2	—
Net cash used in investing activities	(65)	(75)
Financing Activities:
Proceeds from short-term borrowings	500	—
Dividends paid on common stock	(65)	(67)
Distributions to noncontrolling interest	(88)	(86)
Purchases of treasury stock	(100)	(87)
Issuances of common stock under employee stock plans	3	2
Shares withheld for taxes	(8)	(4)
Net cash provided by (used in) financing activities	242	(242)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Increase (decrease) in cash and cash equivalents	466	(11)
Cash and cash equivalents at beginning of period	287	682
Cash and cash equivalents at end of period	$753	$671
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are a leading global manufacturer and distributor of nitrogen products for fertilizer, emissions abatement and other industrial applications. We operate manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage and sustainably grow the world’s most advantaged nitrogen and chemicals platform to serve customers and create long-term shareholder value. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our principal nitrogen fertilizer products are anhydrous ammonia (ammonia), granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2019, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   New Accounting Standards
On January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. We adopted this ASU prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it could have an effect on future financial results if significant new software involving a cloud computing agreement is implemented. In this case, a certain portion of the implementation costs would be deferred and expensed over the term of the cloud computing arrangement.
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12: Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. This ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of this ASU is permitted. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three months ended March 31, 2020 and 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended March 31, 2020
North America	$154	$331	$230	$46	$59	$820
Europe and other	39	6	5	70	31	151
Total revenue	$193	$337	$235	$116	$90	$971
Three months ended March 31, 2019
North America	$160	$335	$242	$46	$59	$842
Europe and other	27	8	14	81	29	159
Total revenue	$187	$343	$256	$127	$88	$1,001

As of March 31, 2020 and December 31, 2019, we had $239 million and $119 million, respectively, in customer advances on our consolidated balance sheets. The revenue recognized during the three months ended March 31, 2020 and 2019 that was included in our customer advances at the beginning of each respective period amounted to approximately $75 million and $85 million, respectively.
We offer cash incentives to certain customers that do not provide an option to the customer for additional product. The balances of customer incentives accrued at March 31, 2020 and December 31, 2019 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of March 31, 2020, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $1.0 billion. We expect to recognize approximately 25% of these performance obligations as revenue in the remainder of 2020, approximately 42% as revenue during 2021 and 2022, and approximately 33% as revenue during 2023 and 2024. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under these contracts, in the aggregate, is approximately $258 million as of March 31, 2020. We monitor the ability of our customers to meet their purchase obligations, which could be impacted by the ongoing COVID-19 pandemic. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2019 will be satisfied in 2020.

CF INDUSTRIES HOLDINGS, INC.

4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2020	2019
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$68	$90
Basic earnings per common share:
Weighted-average common shares outstanding	216.0	223.4
Net earnings attributable to common stockholders	$0.31	$0.40
Diluted earnings per common share:
Weighted-average common shares outstanding	216.0	223.4
Dilutive common shares—stock-based awards	0.6	1.2
Diluted weighted-average shares outstanding	216.6	224.6
Net earnings attributable to common stockholders	$0.31	$0.40

Diluted earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 2.1 million and 1.5 million for the three months ended March 31, 2020 and 2019, respectively.
5.   Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Finished goods	$336	$311
Raw materials, spare parts and supplies	43	40
Total inventories	$379	$351

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Land	$70	$71
Machinery and equipment	12,243	12,338
Buildings and improvements	888	890
Construction in progress	242	236
Property, plant and equipment(1)	13,443	13,535
Less: Accumulated depreciation and amortization	5,505	5,365
Property, plant and equipment—net	$7,938	$8,170
_______________________________________________________________________________

(1)
As of March 31, 2020 and December 31, 2019, we had property, plant and equipment that was accrued but unpaid of approximately $36 million and $42 million, respectively. As of March 31, 2019 and December 31, 2018, we had property, plant and equipment that was accrued but unpaid of $26 million and $48 million, respectively.

Depreciation and amortization related to property, plant and equipment was $208 million and $183 million for the three months ended March 31, 2020 and 2019, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2020	2019
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$246	$252
Additions	7	9
Depreciation	(25)	(30)
Effect of exchange rate changes	(5)	2
Ending balance	$223	$233

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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2020 and December 31, 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2019	$587	$828	$576	$302	$72	$2,365
Effect of exchange rate changes	(2)	(1)	—	(14)	(2)	(19)
Balance as of March 31, 2020	$585	$827	$576	$288	$70	$2,346

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$125	$(46)	$79	$131	$(45)	$86
Trade names	30	(7)	23	31	(7)	24
Total intangible assets	$155	$(53)	$102	$162	$(52)	$110

Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets for each of the three-month periods ended March 31, 2020 and 2019 was $2 million. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2020 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2020	$6
2021	8
2022	8
2023	8
2024	8
2025	8

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
As of March 31, 2020, the total carrying value of our equity method investment in PLNL was $91 million, $45 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 13 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $10 million and $22 million for the three months ended March 31, 2020 and 2019, respectively.

CF INDUSTRIES HOLDINGS, INC.

9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$53	$—	$—	$53
Cash equivalents:
U.S. and Canadian government obligations	680	—	—	680
Other debt securities	20	—	—	20
Total cash and cash equivalents	$753	$—	$—	$753
Nonqualified employee benefit trusts	16	2	—	18

	December 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$59	$—	$—	$59
Cash equivalents:
U.S. and Canadian government obligations	211	—	—	211
Other debt securities	17	—	—	17
Total cash and cash equivalents	$287	$—	$—	$287
Nonqualified employee benefit trusts	17	2	—	19

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2020 and December 31, 2019 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$700	$700	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Embedded derivative liability	(19)	—	(19)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$228	$228	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(20)	—	(20)	—

Cash Equivalents
As of March 31, 2020 and December 31, 2019, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Derivative Instruments
The derivative instruments that we may use are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets with multi-national commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily a NYMEX futures price index. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of March 31, 2020 and December 31, 2019, the embedded derivative liability of $19 million and $20 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statements of operations for the three months ended March 31, 2020 and 2019 is a net (gain) loss of $(1) million and $1 million, respectively.
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
See Note 13—Noncontrolling Interest for additional information regarding our strategic venture with CHS.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$3,958	$3,970	$3,957	$4,295

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
10.   Income Taxes
For the three months ended March 31, 2020, we recorded an income tax provision of $13 million on pre-tax income of $104 million, or an effective tax rate of 12.3%, compared to an income tax benefit of $8 million on pre-tax income of $110 million, or an effective tax rate of (7.3)%, for the three months ended March 31, 2019.
For the three months ended March 31, 2020, our income tax provision includes a $6 million benefit related to the settlement of certain U.S. and foreign income tax audits.
For the three months ended March 31, 2019, our income tax benefit included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2020 of 12.3%, which is based on pre-tax income of $104 million, would be 15.8% exclusive of the earnings attributable to the noncontrolling interest of $23 million. Our effective tax rate for the three months ended March 31, 2019 of (7.3)%, which is based on pre-tax income of $110 million, would be 27.4% exclusive of the earnings attributable to the noncontrolling interest of $28 million and the incentive tax credit of $30 million. See Note 13—Noncontrolling Interest for additional information.
In March 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act includes, among other things (i) a five-year net operating loss (NOL) carryback (including a related technical correction to the 2017 Tax Cuts and Jobs Act) for tax losses incurred in tax years 2018 through 2020; (ii) a change in interest deduction limitations for tax years 2019 and 2020, increasing the annual interest limitation from 30% to 50% of adjusted taxable income; and (iii) increased refundability of corporate alternative minimum tax (AMT) credits. These provisions have limited applicability to the Company as (i) the Company does not expect to have a NOL in tax year 2020 and did not have a tax loss in 2018 or 2019 which would be eligible for carryback; (ii) the Company was not limited by the interest deduction limitations for tax years 2019 and 2020 prior to changes made by the CARES Act; and (iii) the Company utilized all of its AMT credits in 2019. The Company continues to monitor and assess the impact of the CARES Act and other related governmental actions in response to the coronavirus impacts as more information becomes available.

CF INDUSTRIES HOLDINGS, INC.

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
In December 2019, we received notification that the Joint Committee had approved the IRS audit reports relating to the income tax related matter. As a result, we expected to receive cash refunds in 2020. In addition, as a result of this settlement and the finalization of carryover impacts of this audit settlement on future tax periods, we reduced our liability for unrecognized tax benefits by $19 million and recorded a corresponding deferred income tax liability in the first quarter of 2020.
In the second quarter of 2020, we received approximately $61 million of income tax refunds and approximately $7 million of interest related to the settlement of the income tax related matter of the Amended Tax Returns, as described above.
In the second quarter of 2020, we also received notification that the Joint Committee approved the IRS audit report relating to the withholding tax matter. As a result, we expect to receive a tax refund of approximately $29 million, excluding related interest, in 2020. In addition, in the second quarter of 2020, we expect to record a reduction in our liabilities for unrecognized tax benefits of $12 million, with a corresponding reduction in income tax expense.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2020	2019
	(in millions)
Interest on borrowings(1)	$46	$57
Fees on financing agreements(1)	2	3
Interest on tax liabilities(2)	(4)	—
Total interest expense	$44	$60

_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

(2)	Interest on tax liabilities for the three months ended March 31, 2020 consists of a reduction in interest accrued on the reserve for unrecognized tax benefits.

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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds, and bear interest at a per annum rate equal to, at our option, an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and we are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS), CF USA Holdings, LLC (CF USA) and CF Industries Distribution Facilities, LLC (CFIDF).
In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets caused by the COVID-19 pandemic. As of March 31, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $250 million, as there were outstanding borrowings of $500 million and no outstanding letters of credit under our $750 million revolving credit facility. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the three months ended March 31, 2019.
In April 2020, we repaid the $500 million of borrowings that were outstanding under the Revolving Credit Agreement as of March 31, 2020, which returned our unused borrowing capacity under the Revolving Credit Agreement to $750 million. See Note 17—Subsequent Events for additional information.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement providing for up to $145 million of letters of credit. As of March 31, 2020, approximately $124 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2020 and December 31, 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2020		December 31, 2019
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	750	748	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	248	250	248
4.500% due December 2026	4.759%	750	739	750	739
Total long-term debt		$4,000	$3,958	$4,000	$3,957
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $10 million as of both March 31, 2020 and December 31, 2019, and total deferred debt issuance costs were $32 million and $33 million as of March 31, 2020 and December 31, 2019, respectively.

Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings.
Under the indentures governing the 3.400% senior secured notes due December 2021 (the 2021 Notes) and the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above (together, the Senior Secured Notes), each series of Senior Secured Notes is guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The subsidiary guarantors of the Senior Secured Notes currently consist of CFE, CFS, CF USA and CFIDF.
On November 13, 2019, we redeemed in full all of the remaining $500 million outstanding principal amount of the 7.125% senior notes due May 2020 (the 2020 Notes), in accordance with the optional redemption provisions in the indenture governing the 2020 Notes.
On December 13, 2019, we redeemed $250 million principal amount, representing 50% of the $500 million principal amount outstanding immediately prior to such redemption, of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes.
Interest on the Public Senior Notes and the Senior Secured Notes is payable semiannually, and the Public Senior Notes and Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

CF INDUSTRIES HOLDINGS, INC.

13.   Noncontrolling Interest
We have a strategic venture with CHS under which they own an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interest in our consolidated financial statements.
A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interest in our consolidated balance sheets is provided below.

	2020	2019
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,740	$2,773
Earnings attributable to noncontrolling interest	23	28
Declaration of distributions payable	(88)	(86)
Balance as of March 31	$2,675	$2,715
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	88	86
Distributions to noncontrolling interest	(88)	(86)
Balance as of March 31	$—	$—

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

CF INDUSTRIES HOLDINGS, INC.

14.   Stockholders’ Equity
Treasury Stock
On August 1, 2018, our Board of Directors (the Board) authorized the repurchase of up to $500 million of CF Holdings common stock through June 30, 2020 (the 2018 Share Repurchase Program). In 2018, we completed the 2018 Share Repurchase Program with the repurchase of 10.9 million shares for $500 million, of which $33 million was accrued and unpaid at December 31, 2018 and was paid in the first quarter of 2019. In February 2019, we retired all 10.9 million shares that were repurchased under the 2018 Share Repurchase Program.
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the first quarter of 2019, we repurchased approximately 1.5 million shares for $60 million, of which $6 million was accrued and unpaid at March 31, 2019. In the first quarter of 2020, we repurchased approximately 2.6 million shares for $100 million. At March 31, 2020, we held 2,813,869 shares of treasury stock.
The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Shares repurchased in 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Shares repurchased as of March 31, 2020	10.2	$437

Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2018	$(250)	$5	$(126)	$(371)
Effect of exchange rate changes and deferred taxes	32	—	(2)	30
Balance as of March 31, 2019	$(218)	$5	$(128)	$(341)

Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Reclassification to earnings(1)	—	—	1	1
Effect of exchange rate changes and deferred taxes	(83)	—	8	(75)
Balance as of March 31, 2020	$(271)	$5	$(174)	$(440)
____________________________________________________________________________

(1)	Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2020 and 2019 were not material.

CF INDUSTRIES HOLDINGS, INC.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be reset for trial later this year. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Environmental
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for 17 former phosphate mines in southeast Idaho, one of which is the former Georgetown Canyon mine. Because the former mine site is still in the remedial investigation and feasibility study stage, we are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on the results of the site investigation conducted to date, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2020 and 2019 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended March 31, 2020
Net sales	$193	$337	$235	$116	$90	$971
Cost of sales	173	224	193	103	74	767
Gross margin	$20	$113	$42	$13	$16	204
Total other operating costs and expenses						60
Equity in earnings of operating affiliate						3
Operating earnings						$147

Three months ended March 31, 2019
Net sales	$187	$343	$256	$127	$88	$1,001
Cost of sales	166	228	195	114	78	781
Gross margin	$21	$115	$61	$13	$10	220
Total other operating costs and expenses						62
Equity in earnings of operating affiliate						7
Operating earnings						$165
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

17.   Subsequent Events
In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings that were outstanding under the Revolving Credit Agreement as of March 31, 2020. See Note 12—Financing Agreements for additional information.
In the second quarter of 2020, we received income tax refunds of $68 million, including interest, related to the income tax matter of the Terra Amended Tax Returns. In addition, we received notification that the Joint Committee approved the IRS audit report relating to the withholding tax matter of the Terra Amended Tax Returns. See Note 10—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2020, as well as Item 1. Financial Statements in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in this Form 10-Q. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Market Conditions and Current Developments

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
Overview of CF Holdings
Our Company
We are a leading global manufacturer and distributor of nitrogen products for fertilizer, emissions abatement and other industrial applications. We operate manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage and sustainably grow the world’s most advantaged nitrogen and chemicals platform to serve customers and create long-term shareholder value. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our principal nitrogen fertilizer products are anhydrous ammonia (ammonia), granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
Our principal assets as of March 31, 2020 include:

•
five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 13—Noncontrolling Interest for additional information on our strategic venture with CHS;

•	two Canadian nitrogen manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing facilities located in Billingham and Ince;

•	an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

CF INDUSTRIES HOLDINGS, INC.

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Market Conditions and Current Developments
COVID-19 Pandemic
In March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019 (COVID-19) as a pandemic. Since that time, efforts to slow the spread of COVID-19 have intensified. A number of countries, as well as certain states and cities within the United States, have enacted temporary closures of businesses, issued shelter in place or quarantine orders, and taken other restrictive measures in response to the pandemic.
Due to the use of fertilizer products in crop production, our business operations have been designated as part of the critical infrastructure by the United States and as essential businesses in the United Kingdom and Canada, with corresponding designations for those states and provinces in which we operate that have issued restrictive orders. As a result, our manufacturing complexes continued to operate during the first quarter and have continued to operate through the date of this report. Our production of ammonia, the basic building block for our products, totaled 2.7 million tons in the first quarter of 2020 as compared to 2.6 million tons in the first quarter of 2019. Through the date of this filing, we have continued to ship products through all modes of transportation to our customers, and we have not experienced any significant delays in marine, rail or truck transportation services due to the pandemic.
In the first quarter of 2020, we did not experience a meaningful impact in customer demand as a result of the COVID-19 pandemic. Spring weather conditions in the first quarter of this year have been substantially better than the weather conditions experienced in the first quarter of 2019, when cold, wet and snowy conditions prevented first quarter planting activities across much of North America and Europe. In the first quarter of 2020, spring planting began in certain locations and our total volume of products shipped in the first quarter of 2020 of 4.7 million tons was 15% higher than the prior year first quarter.
We have instituted safety precautions to protect the health and well-being of all of our employees, including our essential manufacturing workforce who operate our nitrogen complexes and distribution facilities. These safety measures include installing thermal temperature checks at each of our sites for all personnel who arrive at our sites, adjusting schedules to support social distancing, including changes to loading and shipping procedures, maintaining a close contact log for employees, self-quarantine logs, requiring face coverings onsite, restricting visitor access, enhanced cleaning protocols and travel restrictions for employees. We have also offered pay enhancements to the operational workforce for the March to June time period of approximately $19 million. In addition, since mid-March 2020, the non-operational personnel at our sites who work in administrative and operational support functions have been working remotely in order to maintain social distancing following governmental guidelines. These administrative and operational support functions have operated effectively during this period, meeting our commitments to our customers and continuing to manage our business without interruption. We have not furloughed any employees or instituted any reductions in pay or benefits or other significant cost containment measures.
We participate in a global market, which includes a global supply chain and customer base. The long-term effects of the COVID-19 pandemic are unclear and could adversely affect our business in the future. We have operated our business in a remote working environment under shelter in place orders and could continue to do so for an extended duration, if necessary. However, if the pandemic were to impact a large portion of our workforce in any one location, we might need to temporarily idle that facility, which could have an impact on our business operations, profitability and cash flow. The impact of the COVID-19 pandemic is fluid and continues to evolve. As a result, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will be impacted by the pandemic in the future.
Sales Volume
There was strong demand for fertilizer in the first quarter of 2020 compared to the first quarter of 2019, when demand was lower because of delayed spring planting activity and fertilizer applications as a result of persistent cold and wet weather. Sales volume for the three months ended March 31, 2020 was 4.7 million product tons, an increase of 15% compared to sales volume of 4.1 million product tons for the three months ended March 31, 2019, which resulted in an increase in net sales of approximately $173 million. Sales volumes across all of our products increased in the first quarter of 2020 compared to the first quarter of 2019 as a result of improved weather conditions for the 2020 spring fertilizer application season.
Selling Prices
Selling prices for our products strengthened as the first quarter of 2020 progressed. Early in the first quarter of 2020, average selling prices for our products were lower than in first quarter of 2019 due to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates in the fourth quarter of 2019 and the first quarter of

CF INDUSTRIES HOLDINGS, INC.

2020. For granular urea and UAN, a combination of lower than expected imports into North America and earlier demand in the Southern Plains for spring applications due to favorable weather conditions compared to the prior year drove an increase in selling prices as the first quarter of 2020 concluded.
The average selling price for our products for the first quarter of 2020 was $207 per ton, a decrease of 16% compared to $245 per ton in the first quarter of 2019, which resulted in a decrease in net sales of approximately $203 million.
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately 35% of our production costs.
Most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined over the last decade, but are subject to volatility. In addition, in the first quarter of 2020, natural gas prices were lower than in the first quarter of 2019 as a result of robust supply and lower overall demand as a result of warmer than normal weather in the first quarter of 2020. The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended March 31, 2020 was $1.88 per MMBtu compared to $2.89 per MMBtu for the three months ended March 31, 2019, a decrease of 35%.
We also have manufacturing facilities located in the United Kingdom. Production costs for these facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The price of natural gas in the United Kingdom has declined as a result of increased availability of liquefied natural gas in the global market. The average daily market price of natural gas at NBP for the three months ended March 31, 2020 was $3.20 per MMBtu compared to $6.56 per MMBtu for the three months ended March 31, 2019, a decrease of 51%.
Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 29% to $2.61 per MMBtu in the three months ended March 31, 2020 from $3.68 per MMBtu in the three months ended March 31, 2019, which resulted in an increase in gross margin of approximately $87 million.
More recently, North America and the United Kingdom have experienced reduced demand for energy, including natural gas, due to the impact of the COVID-19 pandemic.
Items Affecting Comparability of Results
In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results during the three months ended March 31, 2020 and 2019. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended March 31, 2020 and 2019, we reported net earnings attributable to common stockholders of $68 million and $90 million, respectively.

	Three Months Ended March 31,
	2020		2019
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(12)	$(9)	$2	$1
Loss on foreign currency transactions, including intercompany loans(2)	18	14	2	1
Insurance proceeds(2)	(10)	(8)	—	—
Louisiana incentive tax credit(3)	—	—	—	(30)
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in income tax provision (benefit) in our consolidated statement of operations.

CF INDUSTRIES HOLDINGS, INC.

Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2020 and 2019, we recognized an unrealized net mark-to-market (gain) loss of $(12) million and $2 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In the three months ended March 31, 2020 and 2019, we recognized losses of $18 million and $2 million, respectively, primarily consisting of the impact of changes in foreign currency exchange rates on primarily U.S. dollar and British pound denominated intercompany loans that were not permanently invested.
Insurance proceeds
In the three months ended March 31, 2020, we recognized income of $10 million related to insurance claims at one of our nitrogen complexes. The $10 million of income consists of $8 million related to business interruption insurance proceeds and $2 million related to property insurance proceeds. These proceeds are reflected in other operating—net in our consolidated statement of operations.
Louisiana incentive tax credit
For the three months ended March 31, 2019, our income tax benefit included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana nitrogen complex.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $68 million for the three months ended March 31, 2020 compared to $90 million for the three months ended March 31, 2019, a decrease in net earnings of 24%, or $22 million. The decrease in net earnings of $22 million was due primarily to the following:

•
Gross margin decreased by $16 million in the first quarter of 2020 to $204 million as compared to $220 million in the first quarter of 2019. The decrease in gross margin was primarily driven by a 16% decrease in average selling prices, which reduced gross margin by $203 million, partially offset by a 29% decrease in natural gas costs, which increased gross margin by $87 million, and a 15% increase in sales volume, which increased gross margin by $74 million.

•
Net interest expense decreased by $13 million in the first quarter of 2020 to $43 million as compared to $56 million in the first quarter of 2019. The decrease was due primarily to our redemption in November 2019 of all of the remaining $500 million outstanding principal amount of the 7.125% senior notes due May 2020 (the 2020 Notes) and the redemption in December 2019 of $250 million principal amount, representing 50% of the $500 million principal amount outstanding immediately prior to such redemption, of the 3.400% senior secured notes due December 2021 (the 2021 Notes).

•
Income tax provision increased by $21 million in the first quarter of 2020 to $13 million as compared to an income tax benefit of $8 million in the first quarter of 2019. The primary driver of the increase relates to an incentive tax credit of $30 million recognized in the first quarter of 2019, which is more fully described in the section above titled “Items Affecting Comparability of Results.”

Diluted net earnings per share attributable to common stockholders decreased 23%, or $0.09 per share, to $0.31 in the first quarter of 2020 compared to $0.40 in the first quarter of 2019. This decrease is due primarily to the $30 million incentive tax credit recognized in the first quarter of 2019 and lower gross margin, partially offset by a 4% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). In 2019, we repurchased a total of 7.6 million shares for $337 million, of which approximately 1.5 million shares were repurchased in the first quarter of 2019 for $60 million. In the first quarter of 2020, we repurchased approximately 2.6 million shares for $100 million. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below, for further information.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended March 31,
	2020	2019	2020 v. 2019
	(in millions, except per share and per MMBtu)
Net sales	$971	$1,001	$(30)	(3)%
Cost of sales	767	781	(14)	(2)%
Gross margin	204	220	(16)	(7)%
Gross margin percentage	21.0%	22.0%	(1.0)%
Selling, general and administrative expenses	54	58	(4)	(7)%
Other operating—net	6	4	2	50%
Total other operating costs and expenses	60	62	(2)	(3)%
Equity in earnings of operating affiliate	3	7	(4)	(57)%
Operating earnings	147	165	(18)	(11)%
Interest expense—net	43	56	(13)	(23)%
Other non-operating—net	—	(1)	1	100%
Earnings before income taxes	104	110	(6)	(5)%
Income tax provision (benefit)	13	(8)	21	N/M
Net earnings	91	118	(27)	(23)%
Less: Net earnings attributable to noncontrolling interest	23	28	(5)	(18)%
Net earnings attributable to common stockholders	$68	$90	$(22)	(24)%
Diluted net earnings per share attributable to common stockholders	$0.31	$0.40	$(0.09)	(23)%
Diluted weighted-average common shares outstanding	216.6	224.6	(8.0)	(4)%
Dividends declared per common share	$0.30	$0.30	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.42	$3.70	$(1.28)	(35)%
Realized derivatives loss (gain) in cost of sales(2)	0.19	(0.02)	0.21	N/M
Cost of natural gas in cost of sales	$2.61	$3.68	$(1.07)	(29)%
Average daily market price of natural gas Henry Hub (Louisiana)	$1.88	$2.89	$(1.01)	(35)%
Average daily market price of natural gas National Balancing Point (UK)	$3.20	$6.56	$(3.36)	(51)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(12)	$2	$(14)	N/M
Depreciation and amortization	$211	$188	$23	12%
Capital expenditures	$67	$80	$(13)	(16)%
Sales volume by product tons (000s)	4,688	4,087	601	15%
Production volume by product tons (000s):
Ammonia(3)	2,670	2,567	103	4%
Granular urea	1,285	1,306	(21)	(2)%
UAN (32%)	1,599	1,637	(38)	(2)%
AN	515	482	33	7%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

The following is a discussion and analysis of our consolidated results of operations for the first quarter of 2020 compared to the first quarter of 2019.
Net Sales
Our total net sales decreased $30 million, or 3%, to $971 million in the first quarter of 2020 as compared to $1,001 million in the first quarter of 2019 due to a 16% decrease in average selling prices, which reduced net sales by $203 million, partially offset by a 15% increase in sales volume, which increased net sales by $173 million due primarily to favorable weather conditions in North America as compared to the prior year period.
Average selling prices were $207 per ton in the first quarter of 2020, or 16% lower, as compared to $245 per ton in the first quarter of 2019 due to lower average selling prices across all products, primarily driven by increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Our total sales volume was 4.7 million product tons in the first quarter of 2020, or 15% higher, as compared to 4.1 million product tons in the first quarter of 2019 due to higher sales volume across all products.
Cost of Sales
Our total cost of sales decreased $14 million, or 2%, to $767 million in the first quarter of 2020 as compared to $781 million in the first quarter of 2019. The decline in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives, and lower costs related to plant maintenance activity. These factors were partially offset by the impact of an increase in cost of sales due to higher sales volumes and higher shipping and distribution costs. Cost of sales averaged $163 per ton in the first quarter of 2020, a 15% decrease from $191 per ton in the first quarter of 2019 due primarily to the impact of lower realized natural gas costs. Natural gas costs, including the impact of realized derivatives, decreased 29% to $2.61 per MMBtu in the first quarter of 2020 from $3.68 per MMBtu in the first quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4 million to $54 million in the first quarter of 2020 as compared to $58 million in the first quarter of 2019. The decrease was due primarily to lower costs related to certain corporate office initiatives.
Other Operating—Net
Other operating—net was $6 million of expense in the first quarter of 2020 compared to $4 million of expense in the first quarter of 2019. The expense in the first quarter of 2020 was due primarily to foreign currency transaction losses of $18 million, partially offset by insurance proceeds of $10 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information. The $4 million of expense in the first quarter of 2019 was due primarily to foreign currency transaction losses of $2 million. The increase in foreign currency transaction losses was due to the impact of changes in foreign currency exchange rates in the first quarter of 2020 on U.S. dollar and British pound denominated intercompany loans that were not permanently invested.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $3 million in the first quarter of 2020 compared to $7 million in the first quarter of 2019. The decrease was due primarily to a decline in the operating results of PLNL as a result of lower average selling prices.
Interest Expense—Net
Net interest expense decreased by $13 million to $43 million in the first quarter of 2020 compared to $56 million in the first quarter of 2019. The decrease was due primarily to our redemption in November 2019 of all of the remaining $500 million outstanding principal amount of the 2020 Notes and the redemption in December 2019 of $250 million principal amount of the 2021 Notes, representing 50% of the $500 million principal amount outstanding immediately prior to such redemption.
Income Taxes
For the three months ended March 31, 2020, we recorded an income tax provision of $13 million on pre-tax income of $104 million, or an effective tax rate of 12.3%, compared to an income tax benefit of $8 million on pre-tax income of $110 million, or an effective tax rate of (7.3)%, for the three months ended March 31, 2019.
For the three months ended March 31, 2020, our income tax provision includes a $6 million benefit related to the settlement of certain U.S. and foreign income tax audits.

CF INDUSTRIES HOLDINGS, INC.

For the three months ended March 31, 2019, our income tax benefit included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana nitrogen complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2020 of 12.3%, which is based on pre-tax income of $104 million, would be 15.8% exclusive of the earnings attributable to the noncontrolling interest of $23 million. Our effective tax rate for the three months ended March 31, 2019 of (7.3)%, which is based on pre-tax income of $110 million, would be 27.4% exclusive of the earnings attributable to the noncontrolling interest of $28 million and the incentive tax credit of $30 million. See Note 10—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $5 million to $23 million in the first quarter of 2020 from $28 million in the first quarter of 2019 due to lower earnings of CFN driven by lower average selling prices due primarily to increased global nitrogen supply availability.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $0.09 to $0.31 per diluted share in the first quarter of 2020 from $0.40 per diluted share in the first quarter of 2019. This decrease is due primarily to the $30 million incentive tax credit recognized in the first quarter of 2019 and lower average selling prices, partially offset by lower realized natural gas costs and a 4% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below, for further information.
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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended March 31, 2020
Net sales	$193	$337	$235	$116	$90	$971
Cost of sales	173	224	193	103	74	767
Gross margin	$20	$113	$42	$13	$16	$204
Gross margin percentage	10.4%	33.5%	17.9%	11.2%	17.8%	21.0%
Three months ended March 31, 2019
Net sales	$187	$343	$256	$127	$88	$1,001
Cost of sales	166	228	195	114	78	781
Gross margin	$21	$115	$61	$13	$10	$220
Gross margin percentage	11.2%	33.5%	23.8%	10.2%	11.4%	22.0%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended March 31,
	2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$193	$187	$6	3%
Cost of sales	173	166	7	4%
Gross margin	$20	$21	$(1)	(5)%
Gross margin percentage	10.4%	11.2%	(0.8)%
Sales volume by product tons (000s)	762	606	156	26%
Sales volume by nutrient tons (000s)(1)	625	497	128	26%
Average selling price per product ton	$253	$309	$(56)	(18)%
Average selling price per nutrient ton(1)	$309	$376	$(67)	(18)%
Gross margin per product ton	$26	$35	$(9)	(26)%
Gross margin per nutrient ton(1)	$32	$42	$(10)	(24)%
Depreciation and amortization	$39	$29	$10	34%
Unrealized net mark-to-market gain on natural gas derivatives	$(4)	$—	$(4)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2020 Compared to First Quarter of 2019
Net Sales.    Net sales in our ammonia segment increased by $6 million, or 3%, to $193 million in the first quarter of 2020 from $187 million in the first quarter of 2019 due primarily to a 26% increase in sales volume, partially offset by an 18% decrease in average selling prices. Sales volume was higher due to improved weather conditions in the first quarter of 2020 compared to the first quarter of 2019 and greater supply availability as a result of increased production. Average selling prices decreased to $253 per ton in the first quarter of 2020 compared to $309 per ton in the comparable period of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates.
Cost of Sales.    Cost of sales in our ammonia segment averaged $227 per ton in the first quarter of 2020, a 17% decrease from $274 per ton in the comparable period of 2019. The decrease is due primarily to lower realized natural gas costs and lower costs related to plant maintenance activity, partially offset by the impact of higher distribution costs.
Gross Margin.    Gross margin in our ammonia segment decreased by $1 million to $20 million in the first quarter of 2020 from $21 million in the first quarter of 2019, and our gross margin percentage was 10.4% in the first quarter of 2020 compared to 11.2% in the first quarter of 2019. The decrease in gross margin was due to an 18% decrease in average selling prices, which reduced gross margin by $58 million. This decline was partially offset by a 26% increase in sales volume, which increased gross margin by $34 million, a decrease in realized natural gas costs, which increased gross margin by $10 million, a $9 million net decrease in other manufacturing and distribution costs and a $4 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2020.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$337	$343	$(6)	(2)%
Cost of sales	224	228	(4)	(2)%
Gross margin	$113	$115	$(2)	(2)%
Gross margin percentage	33.5%	33.5%	—%
Sales volume by product tons (000s)	1,381	1,184	197	17%
Sales volume by nutrient tons (000s)(1)	635	545	90	17%
Average selling price per product ton	$244	$290	$(46)	(16)%
Average selling price per nutrient ton(1)	$531	$629	$(98)	(16)%
Gross margin per product ton	$82	$97	$(15)	(15)%
Gross margin per nutrient ton(1)	$178	$211	$(33)	(16)%
Depreciation and amortization	$72	$66	$6	9%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(4)	$1	$(5)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2020 Compared to First Quarter of 2019
Net Sales.    Net sales in our granular urea segment decreased $6 million, or 2%, to $337 million in the first quarter of 2020 from $343 million in the first quarter of 2019 due primarily to a 16% decrease in average selling prices, partially offset by a 17% increase in sales volume. Average selling prices decreased to $244 per ton in the first quarter of 2020 compared to $290 per ton in the comparable period of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was higher due to more favorable weather conditions compared to the first quarter of 2019 and greater supply availability as a result of higher inventory levels entering the first quarter of 2020.
Cost of Sales.    Cost of sales in our granular urea segment averaged $162 per ton in the first quarter of 2020, a 16% decrease from $193 per ton in the comparable period of 2019, primarily driven by lower realized natural gas costs.
Gross Margin.    Gross margin in our granular urea segment decreased by $2 million to $113 million in the first quarter of 2020 from $115 million in the first quarter of 2019, and our gross margin percentage was 33.5% in both the first quarter of 2020 and the first quarter of 2019. The decrease in gross margin was due to a 16% decrease in average selling prices, which decreased gross margin by $64 million. This decline was partially offset by lower realized natural gas costs, which increased gross margin by $26 million, a 17% increase in sales volume, which increased gross margin by $22 million, a $9 million net decrease in other manufacturing and distribution costs and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2020 compared to a $1 million loss in the first quarter of 2019.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$235	$256	$(21)	(8)%
Cost of sales	193	195	(2)	(1)%
Gross margin	$42	$61	$(19)	(31)%
Gross margin percentage	17.9%	23.8%	(5.9)%
Sales volume by product tons (000s)	1,390	1,268	122	10%
Sales volume by nutrient tons (000s)(1)	436	396	40	10%
Average selling price per product ton	$169	$202	$(33)	(16)%
Average selling price per nutrient ton(1)	$539	$646	$(107)	(17)%
Gross margin per product ton	$30	$48	$(18)	(38)%
Gross margin per nutrient ton(1)	$96	$154	$(58)	(38)%
Depreciation and amortization	$52	$46	$6	13%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(3)	$1	$(4)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2020 Compared to First Quarter of 2019
Net Sales.    Net sales in our UAN segment decreased $21 million, or 8%, to $235 million in the first quarter of 2020 from $256 million in the first quarter of 2019 due primarily to a 16% decrease in average selling prices, partially offset by a 10% increase in sales volume. Average selling prices decreased to $169 per ton in the first quarter of 2020 compared to $202 per ton in the comparable period of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates and increased imports into the United States as trade flows are adjusting in response to the European Union anti-dumping duties. The increase in sales volume was due primarily to earlier demand in the Southern Plains for spring fertilizer applications in the first quarter of 2020 compared to the delayed spring application season due to unfavorable weather conditions in the first quarter of 2019.
Cost of Sales.    Cost of sales in our UAN segment averaged $139 per ton in the first quarter of 2020, a 10% decrease from $154 per ton in the first quarter of 2019, primarily driven by lower realized natural gas costs, partially offset by higher shipping and distribution costs.
Gross Margin.    Gross margin in our UAN Segment decreased by $19 million to $42 million in the first quarter of 2020 from $61 million in the first quarter of 2019, and our gross margin percentage was 17.9% in the first quarter of 2020 compared to 23.8% in the first quarter of 2019. The decrease in gross margin was due to a 16% decrease in average selling prices, which decreased gross margin by $47 million and a $19 million net increase in other manufacturing and distribution costs. These factors were partially offset by lower realized natural gas costs, which increased gross margin by $32 million, a 10% increase in sales volume, which increased gross margin by $11 million and the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2020 compared to a $1 million loss in the first quarter of 2019.

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
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$116	$127	$(11)	(9)%
Cost of sales	103	114	(11)	(10)%
Gross margin	$13	$13	$—	—%
Gross margin percentage	11.2%	10.2%	1.0%
Sales volume by product tons (000s)	547	501	46	9%
Sales volume by nutrient tons (000s)(1)	184	166	18	11%
Average selling price per product ton	$212	$253	$(41)	(16)%
Average selling price per nutrient ton(1)	$630	$765	$(135)	(18)%
Gross margin per product ton	$24	$26	$(2)	(8)%
Gross margin per nutrient ton(1)	$71	$78	$(7)	(9)%
Depreciation and amortization	$26	$22	$4	18%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2020 Compared to First Quarter of 2019
Net Sales.    Net sales in our AN segment decreased $11 million, or 9%, to $116 million in the first quarter of 2020 from $127 million in the first quarter of 2019 due to a 16% decrease in average selling prices, partially offset by a 9% increase in sales volume. Average selling prices decreased to $212 per ton in the first quarter of 2020 compared to $253 per ton in the first quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume increased due primarily to higher demand in North America and Europe for agricultural applications and greater supply availability as a result of higher inventory levels entering the first quarter of 2020.
Cost of Sales.    Cost of sales in our AN segment averaged $188 per ton in the first quarter of 2020, a 17% decrease from $227 per ton in the comparable period of 2019. The decrease was due primarily to lower realized natural gas costs and lower costs related to plant maintenance activity.
Gross Margin.    Gross margin in our AN segment was $13 million in both the first quarter of 2020 and the first quarter of 2019, and our gross margin percentage increased to 11.2% in the first quarter of 2020 compared to 10.2% in the first quarter of 2019. The 16% decrease in average selling prices, which decreased gross margin by $23 million, was offset by a decrease in realized natural gas costs, which increased gross margin by $12 million, a 9% increase in sales volume, which increased gross margin by $3 million, a net decrease of $7 million in other manufacturing and distribution costs, and the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2020.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% or 50% high-purity urea and the remainder deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based industrial product.

•	Compound fertilizer products (NPKs) are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$90	$88	$2	2%
Cost of sales	74	78	(4)	(5)%
Gross margin	$16	$10	$6	60%
Gross margin percentage	17.8%	11.4%	6.4%
Sales volume by product tons (000s)	608	528	80	15%
Sales volume by nutrient tons (000s)(1)	120	103	17	17%
Average selling price per product ton	$148	$167	$(19)	(11)%
Average selling price per nutrient ton(1)	$750	$854	$(104)	(12)%
Gross margin per product ton	$26	$19	$7	37%
Gross margin per nutrient ton(1)	$133	$97	$36	37%
Depreciation and amortization	$17	$17	$—	—%
Unrealized net mark-to-market gain (loss) on natural gas derivatives	$—	$—	$—	—%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2020 Compared to First Quarter of 2019
Net Sales.    Net sales in our Other segment increased by $2 million, or 2%, to $90 million in the first quarter of 2020 from $88 million in the first quarter of 2019 due to a 15% increase in sales volume, partially offset by an 11% decrease in average selling prices. The increase in sales volume is due primarily to an increase in DEF and NPK sales volumes. The decrease in average selling prices is due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates.
Cost of Sales.    Cost of sales in our Other segment averaged $122 per ton in the first quarter of 2020, an 18% decrease from $148 per ton in the comparable period of 2019, due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $6 million to $16 million in the first quarter of 2020 from $10 million in the first quarter of 2019, and our gross margin percentage increased to 17.8% in the first quarter of 2020 compared to 11.4% in the first quarter of 2019. The increase in gross margin was due to a decrease in realized natural gas costs, which increased gross margin by $7 million, a 15% increase in sales volume, which increased gross margin by $4 million, and a $6 million net decrease in other manufacturing and distribution costs. These factors were partially offset by an 11% decrease in average selling prices, which reduced gross margin by $11 million.

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
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our credit agreement. Our cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic.
In March 2020, as the impact of the COVID-19 pandemic unfolded in many locations around the world, credit markets began to function less efficiently, causing concern about liquidity in credit markets generally. In response to this and out of an abundance of caution, we borrowed $500 million under our $750 million revolving credit agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets, including the financial credit markets, caused by the pandemic. In response to these market factors, the U.S. Federal Reserve took steps to ensure ample liquidity in the market. These actions by the Federal Reserve, together with other measures taken by the U.S. government, including enactment of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), helped the financial markets return to more normal activity. In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings that were outstanding under our revolving credit agreement as of March 31, 2020.
As of March 31, 2020, our cash and cash equivalents balance was $753 million, an increase of $466 million from $287 million at December 31, 2019, primarily driven by the $500 million of borrowings under our revolving credit agreement. At March 31, 2020, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes. Upon our repayment of the $500 million of revolving credit agreement borrowings in April 2020, unused borrowing capacity under our revolving credit agreement was $750 million.
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
Share Repurchase Program
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. During the three months ended March 31, 2020, we repurchased approximately 2.6 million shares for $100 million. At March 31, 2020, we held 2,813,869 shares of treasury stock.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Shares repurchased in 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Shares repurchased as of March 31, 2020	10.2	$437
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $67 million in the first three months of 2020 compared to $80 million in the first three months of 2019.
In light of the uncertainty caused by the COVID-19 pandemic, including uncertainty regarding the duration of government actions implemented to slow the spread of the virus and the safety precautions we have implemented to protect the health and well-being of all our employees, we are planning for a range of scenarios and taking actions to defer certain non-essential capital activity. As a result, we currently anticipate that capital expenditures for the full year of 2020 will be in the range of $350 to $400 million, which is lower than the $400 to $450 million previously expected. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. All of these factors may also be influenced or exacerbated by the direct or indirect impacts of the COVID-19 pandemic.
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

CF INDUSTRIES HOLDINGS, INC.

In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets, including the financial credit markets, caused by the COVID-19 pandemic. As of March 31, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $250 million, as there were outstanding borrowings of $500 million and no outstanding letters of credit under our $750 million revolving credit facility. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the three months ended March 31, 2019.
In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings that were outstanding under the Revolving Credit Agreement as of March 31, 2020, which returned our unused borrowing capacity under the Revolving Credit Agreement to $750 million.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement providing for up to $145 million of letters of credit. As of March 31, 2020, approximately $124 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2020 and December 31, 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2020		December 31, 2019
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	750	748	750	747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	248	250	248
4.500% due December 2026	4.759%	750	739	750	739
Total long-term debt		$4,000	$3,958	$4,000	$3,957
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $10 million as of both March 31, 2020 and December 31, 2019, and total deferred debt issuance costs were $32 million and $33 million as of March 31, 2020 and December 31, 2019, respectively.

Public Senior Notes
On November 13, 2019, we redeemed in full all of the remaining $500 million outstanding principal amount of the 7.125% senior notes due May 2020 (the 2020 Notes), in accordance with the optional redemption provisions in the indenture governing the 2020 Notes. The total aggregate redemption price, excluding accrued interest paid on the 2020 Notes in connection with the redemption, was approximately $512 million. As a result, we recognized a loss on debt extinguishment of $12 million, primarily consisting of premiums paid for the early retirement of debt for the 2020 Notes.
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings.

CF INDUSTRIES HOLDINGS, INC.

Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On December 13, 2019, we redeemed $250 million principal amount, representing 50% of the $500 million principal amount outstanding immediately prior to such redemption, of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price, excluding accrued interest paid on the 2021 Notes redeemed in connection with the redemption, was approximately $257 million. As a result, we recognized a loss on debt extinguishment of $9 million, primarily consisting of premiums paid for the early retirement of debt for the 2021 Notes.
Under the terms of the applicable indenture, the 2021 Notes and the 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes) of each series are guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The subsidiary guarantors of the Senior Secured Notes currently consist of CFE, CFS, CF USA and CFIDF.
Subject to certain exceptions, the obligations under the Senior Secured Notes and each guarantor’s related guarantee are secured by a first priority security interest in substantially all of the assets of CF Industries, CF Holdings and the subsidiary guarantors, including a pledge by CF USA of its equity interests in CFN and mortgages over certain material fee-owned domestic real properties (the Collateral). The obligations under the Revolving Credit Agreement, together with certain letter of credit, cash management, hedging and similar obligations and future pari passu secured indebtedness, are secured by the Collateral on a pari passu basis with the Senior Secured Notes. The liens on the Collateral securing the obligations under the Senior Secured Notes of a series and the related guarantees will be automatically released and the covenant under the applicable indenture limiting dispositions of Collateral will no longer apply if CF Holdings has an investment grade corporate rating, with a stable or better outlook, from two of three selected ratings agencies and there is no default or event of default under the applicable indenture.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of March 31, 2020 and December 31, 2019, we had $239 million and $119 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers’ outlook of future market fundamentals. During periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, further borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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

CF INDUSTRIES HOLDINGS, INC.

Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of March 31, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 9.2 million MMBtus. As of December 31, 2019, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 41.1 million MMBtus.
Defined Benefit Pension Plans
We contributed $6 million to our pension plans during the three months ended March 31, 2020. Over the remainder of 2020, we expect to contribute an additional $35 million to our pension plans, or a total of approximately $41 million for the full year 2020.
Distribution to Noncontrolling Interest in CFN
On January 31, 2020, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2019 in accordance with CFN’s limited liability company agreement. On January 31, 2020, CFN distributed $88 million to CHS for the distribution period ended December 31, 2019. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2020 is approximately $40 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2020 was $292 million, a decrease of $14 million as compared to $306 million in the first three months of 2019. This decrease was due primarily to a decrease in cash earnings generated by the business and higher cash tax payments, partially offset by changes in working capital. Cash earnings from the business decreased due primarily to the decrease in net earnings of $27 million to $91 million in the first three months of 2020 from $118 million in the first three months of 2019. The changes in working capital primarily include lower amounts of cash used for working capital purposes in the first quarter of 2020 as compared to the first quarter of 2019 in inventory, accounts receivable, accounts payable and accrued liabilities, partially offset by lower amounts of cash received from customers as customer advances between the periods.
Investing Activities
Net cash used in investing activities was $65 million in the first three months of 2020 as compared to $75 million in the first three months of 2019. During the first three months of 2020, capital expenditures totaled $67 million compared to $80 million in the first three months of 2019.
Financing Activities
Net cash provided by financing activities was $242 million in the first three months of 2020 compared to net cash used in financing activities of $242 million in the same period of 2019. The first three months of 2020 included $500 million of borrowings under the Revolving Credit Agreement. Dividends paid on common stock during the three months ended March 31, 2020 and 2019 were $65 million and $67 million, respectively. In the first three months of 2020, we spent $100 million to repurchase shares of common stock compared to $87 million in the comparable period of 2019, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. Distributions to noncontrolling interest totaled $88 million in the first three months of 2020 as compared to $86 million in the first three months of 2019.
Contractual Obligations
As of March 31, 2020, except for the $500 million of borrowings under the Revolving Credit Agreement, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first three months of 2020.
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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Such factors include, among others:

•	the impact of the novel coronavirus disease 2019 (COVID-19) pandemic, including measures taken by governmental authorities to slow the spread of the virus, on our business and operations;

•	the cyclical nature of our business and the impact of global supply and demand on our selling prices;

•	the global commodity nature of our fertilizer products, the conditions in the international market for nitrogen products, and the intense global competition from other fertilizer producers;

•	conditions in the United States, Europe and other agricultural areas;

•	the volatility of natural gas prices in North America and Europe;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	our ability to manage our indebtedness and any additional indebtedness that may be incurred;

•	our ability to maintain compliance with covenants under our revolving credit agreement and the agreements governing our indebtedness;

•	downgrades of our credit ratings;

•	risks associated with cyber security;

•	weather conditions;

•	risks associated with changes in tax laws and disagreements with taxing authorities;

•	our reliance on a limited number of key facilities;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

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
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based fertilizers are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $33, $21, $15 and $15, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of March 31, 2020, we had natural gas fixed price swaps and basis swaps covering certain periods through March 2021.
As of March 31, 2020 and December 31, 2019, we had open derivative contracts for 9.2 million MMBtus and 41.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2020 would result in a favorable change in the fair value of these derivative positions of $6 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $6 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of March 31, 2020, we had six series of senior notes totaling $4.00 billion of principal outstanding with maturity dates of December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of March 31, 2020, the carrying value and fair value of our senior notes was approximately $3.96 billion and $3.97 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. We had $500 million of borrowings outstanding under the Revolving Credit Agreement as of March 31, 2020, and there were no borrowings outstanding as of December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 was 2.05%. There were no borrowings under the Revolving Credit Agreement during the three months ended March 31, 2019.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over two hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be reset for trial later this year. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1A.    RISK FACTORS.
The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks, along with those previously disclosed, could materially adversely affect our business, financial condition, results of operations or cash flows.

Our business and operations may be adversely affected by the COVID-19 pandemic.
The recent outbreak and pandemic of the coronavirus disease 2019 (COVID-19) could have a material and adverse effect on our business, financial condition, results of operations or cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Even though our business operations have been designated as part of the critical infrastructure by the United States, United Kingdom and Canadian governments and the specific state and provincial governments in which we operate, these measures have impacted and may further impact all or portions of our workforce and operations. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions, we may be unable to meet customer demand or perform fully under our contracts.
In addition, our customers, suppliers and third party service providers, including transportation providers, have been, or may be in the future, affected by COVID-19, including the impact of measures taken by federal and local governments to slow the spread of the virus. Any negative impacts on our customers, suppliers and third party service providers could negatively impact our business, financial condition, results of operations or cash flows. For example, global demand for nitrogen for industrial use has been negatively affected by the pandemic, and we expect this to continue at least into the second quarter of 2020 as economic activity remains low due to efforts to slow the spread of the virus. Restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows.
The COVID-19 pandemic has reduced and may further reduce the demand for crude oil. Reduced demand for crude oil could reduce the cost of nitrogen production outside of North America, increasing global nitrogen supply and reducing the market prices of our products. Lower demand for crude oil could also reduce the supply and therefore increase the cost of natural gas, which is the principal raw material used in our production of nitrogen fertilizers. In addition, lower crude oil prices, and a reduced demand for gasoline resulting from actions to slow the spread of COVID-19, have reduced and could further reduce ethanol production and therefore negatively impact the demand for corn, which is a significant factor driving customer demand for our nitrogen fertilizers. Each of these consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.
While the COVID-19 pandemic did not have a material adverse effect on our reported results for the quarter ended March 31, 2020, we are unable to predict the ultimate impact it may have on our business, financial condition, results of operations or cash flows. The extent to which our operations may be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread of the virus, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak. The pandemic has significantly increased global market uncertainty and caused an economic slowdown, and it is possible that it could cause a global recession. Persistent weakness in economic activity caused by a deterioration of global market and economic conditions could materially adversely affect our business, financial condition, results of operations or cash flows.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases, on a trade date basis, for each of the three months of the quarter ended March 31, 2020.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
January 1, 2020 - January 31, 2020	82,721	(3)	$46.40	—	$663,407
February 1, 2020 - February 29, 2020	2,092,349	(4)	38.24	2,092,035	583,407
March 1, 2020 - March 31, 2020	638,799	(5)	37.84	529,358	563,407
Total	2,813,869		$38.39	2,621,393
_______________________________________________________________________________

(1)
Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2019 Stock Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.

(2)
On February 13, 2019, our Board of Directors authorized management to repurchase CF Holdings common stock for a total expenditure of up to $1 billion through December 31, 2021 (the 2019 Stock Repurchase Program). This program is discussed in Note 14—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.

(3)	The 82,721 shares were withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

(4)	Includes 314 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

(5)	Includes 109,441 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and performance restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 44 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of February 27, 2020, by and between CF Industries Holdings, Inc. and Linda M. Dempsey
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive (Loss) Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 7, 2020	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2020	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)