Form 10-Q
period 2020-06-30
CF Industries Holdings, Inc.
filed 2020-08-06
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
213,879,941 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 3, 2020.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net sales	$1,204	$1,502	$2,175	$2,503
Cost of sales	870	1,003	1,637	1,784
Gross margin	334	499	538	719
Selling, general and administrative expenses	51	62	105	120
Other operating—net	6	(37)	12	(33)
Total other operating costs and expenses	57	25	117	87
Equity in earnings of operating affiliate	3	1	6	8
Operating earnings	280	475	427	640
Interest expense	49	59	93	119
Interest income	(17)	(4)	(18)	(8)
Other non-operating—net	(3)	(2)	(3)	(3)
Earnings before income taxes	251	422	355	532
Income tax provision	33	102	46	94
Net earnings	218	320	309	438
Less: Net earnings attributable to noncontrolling interest	28	37	51	65
Net earnings attributable to common stockholders	$190	$283	$258	$373
Net earnings per share attributable to common stockholders:
Basic	$0.89	$1.28	$1.20	$1.68
Diluted	$0.89	$1.28	$1.20	$1.67
Weighted-average common shares outstanding:
Basic	214.5	221.1	215.2	222.2
Diluted	214.6	222.3	215.6	223.4
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Net earnings	$218	$320	$309	$438
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	12	(8)	(71)	24
Defined benefit plans—net of taxes	2	5	11	3
	14	(3)	(60)	27
Comprehensive income	232	317	249	465
Less: Comprehensive income attributable to noncontrolling interest	28	37	51	65
Comprehensive income attributable to common stockholders	$204	$280	$198	$400
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	December 31, 2019
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$563	$287
Accounts receivable—net	250	242
Inventories	273	351
Prepaid income taxes	20	71
Other current assets	30	23
Total current assets	1,136	974
Property, plant and equipment—net	7,791	8,170
Investment in affiliate	94	88
Goodwill	2,346	2,365
Operating lease right-of-use assets	279	280
Other assets	304	295
Total assets	$11,950	$12,172
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	389	437
Income taxes payable	109	1
Customer advances	8	119
Current operating lease liabilities	92	90
Other current liabilities	17	18
Total current liabilities	615	665
Long-term debt	3,959	3,957
Deferred income taxes	1,175	1,246
Operating lease liabilities	191	193
Other liabilities	434	474
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2020—213,876,921 shares issued and 2019—216,023,826 shares issued	2	2
Paid-in capital	1,300	1,303
Retained earnings	1,997	1,958
Accumulated other comprehensive loss	(426)	(366)
Total stockholders’ equity	2,873	2,897
Noncontrolling interest	2,703	2,740
Total equity	5,576	5,637
Total liabilities and equity	$11,950	$12,172
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2020	$2	$(108)	$1,313	$1,961	$(440)	$2,728	$2,675	$5,403
Net earnings	—	—	—	190	—	190	28	218
Other comprehensive income	—	—	—	—	14	14	—	14
Retirement of treasury stock	—	107	(17)	(90)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	6	—	—	6	—	6
Cash dividends ($0.30 per share)	—	—	—	(64)	—	(64)	—	(64)
Balance as of June 30, 2020	$2	$—	$1,300	$1,997	$(426)	$2,873	$2,703	$5,576

Balance as of December 31, 2019	$2	$—	$1,303	$1,958	$(366)	$2,897	$2,740	$5,637
Net earnings	—	—	—	258	—	258	51	309
Other comprehensive loss	—	—	—	—	(60)	(60)	—	(60)
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Retirement of treasury stock	—	107	(17)	(90)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(9)	—	—	—	(9)	—	(9)
Issuance of $0.01 par value common stock under employee stock plans	—	2	1	—	—	3	—	3
Stock-based compensation expense	—	—	13	—	—	13	—	13
Cash dividends ($0.60 per share)	—	—	—	(129)	—	(129)	—	(129)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(88)	(88)
Balance as of June 30, 2020	$2	$—	$1,300	$1,997	$(426)	$2,873	$2,703	$5,576
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
	(in millions)
Operating Activities:
Net earnings	$309	$438
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	450	440
Deferred income taxes	(96)	85
Stock-based compensation expense	13	17
Unrealized net (gain) loss on natural gas derivatives	(12)	1
Unrealized loss on embedded derivative	1	2
Loss (gain) on disposal of property, plant and equipment	9	(45)
Undistributed earnings of affiliate—net of taxes	(8)	(10)
Changes in:
Accounts receivable—net	(11)	(78)
Inventories	51	21
Accrued and prepaid income taxes	190	35
Accounts payable and accrued expenses	(43)	(94)
Customer advances	(110)	(128)
Other—net	(25)	9
Net cash provided by operating activities	718	693
Investing Activities:
Additions to property, plant and equipment	(119)	(154)
Proceeds from sale of property, plant and equipment	—	63
Insurance proceeds for property, plant and equipment	2	—
Net cash used in investing activities	(117)	(91)
Financing Activities:
Proceeds from short-term borrowings	500	—
Repayments of short-term borrowings	(500)	—
Dividends paid on common stock	(129)	(133)
Distributions to noncontrolling interest	(88)	(86)
Purchases of treasury stock	(100)	(209)
Issuances of common stock under employee stock plans	3	6
Shares withheld for taxes	(9)	(4)
Net cash used in financing activities	(323)	(426)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Increase in cash and cash equivalents	276	176
Cash and cash equivalents at beginning of period	287	682
Cash and cash equivalents at end of period	$563	$858
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are a leading global manufacturer and distributor of nitrogen products for fertilizer, emissions abatement and other industrial applications. We operate manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage and sustainably grow our nitrogen and chemicals platform to serve customers and create long-term shareholder value. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our principal nitrogen fertilizer products are anhydrous ammonia (ammonia), granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   New Accounting Standards
On January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. We adopted this ASU prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it could have an effect on future financial results if significant new software involving a cloud computing agreement is implemented. In this case, a certain portion of the implementation costs would be deferred and expensed over the term of the cloud computing arrangement.
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of this ASU is permitted. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

3.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2020 and 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2020
North America	$344	$312	$288	$51	$56	$1,051
Europe and other	20	17	20	67	29	153
Total revenue	$364	$329	$308	$118	$85	$1,204
Three months ended June 30, 2019
North America	$443	$413	$346	$54	$68	$1,324
Europe and other	30	20	23	72	33	178
Total revenue	$473	$433	$369	$126	$101	$1,502

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Six months ended June 30, 2020
North America	$498	$643	$518	$97	$115	$1,871
Europe and other	59	23	25	137	60	304
Total revenue	$557	$666	$543	$234	$175	$2,175
Six months ended June 30, 2019
North America	$603	$748	$588	$100	$127	$2,166
Europe and other	57	28	37	153	62	337
Total revenue	$660	$776	$625	$253	$189	$2,503

As of June 30, 2020 and December 31, 2019, we had $8 million and $119 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2020 and 2019, substantially all of the customer advances on our consolidated balance sheet at the beginning of each respective period were recognized as revenue.

CF INDUSTRIES HOLDINGS, INC.

We offer cash incentives to certain customers that do not provide an option to the customer for additional product. The balances of customer incentives accrued at June 30, 2020 and December 31, 2019 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of June 30, 2020, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $980 million. We expect to recognize approximately 19% of these performance obligations as revenue in the remainder of 2020, approximately 46% as revenue during 2021 and 2022, and approximately 35% as revenue during 2023 and 2024. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under these contracts, in the aggregate, is approximately $230 million as of June 30, 2020. We monitor the ability of our customers to meet their purchase obligations, which could be impacted by the ongoing COVID-19 pandemic. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2019 will be satisfied in 2020.

4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$190	$283	$258	$373
Basic earnings per common share:
Weighted-average common shares outstanding	214.5	221.1	215.2	222.2
Net earnings attributable to common stockholders	$0.89	$1.28	$1.20	$1.68
Diluted earnings per common share:
Weighted-average common shares outstanding	214.5	221.1	215.2	222.2
Dilutive common shares—stock-based awards	0.1	1.2	0.4	1.2
Diluted weighted-average shares outstanding	214.6	222.3	215.6	223.4
Net earnings attributable to common stockholders	$0.89	$1.28	$1.20	$1.67
Diluted earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 4.7 million and 3.4 million in the three and six months ended June 30, 2020, respectively, and 1.5 million in each of the three and six months ended June 30, 2019.

5.   Inventories
Inventories consist of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Finished goods	$229	$311
Raw materials, spare parts and supplies	44	40
Total inventories	$273	$351

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Land	$70	$71
Machinery and equipment	12,322	12,338
Buildings and improvements	889	890
Construction in progress	240	236
Property, plant and equipment(1)	13,521	13,535
Less: Accumulated depreciation and amortization	5,730	5,365
Property, plant and equipment—net	$7,791	$8,170
_______________________________________________________________________________
(1)As of both June 30, 2020 and December 31, 2019, we had property, plant and equipment that was accrued but unpaid of approximately $42 million. As of June 30, 2019 and December 31, 2018, we had property, plant and equipment that was accrued but unpaid of $43 million and $48 million, respectively.
Depreciation and amortization related to property, plant and equipment was $235 million and $443 million for the three and six months ended June 30, 2020, respectively, and $247 million and $430 million for the three and six months ended June 30, 2019, respectively.
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
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2020	2019
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$246	$252
Additions	14	22
Depreciation	(52)	(57)
Effect of exchange rate changes	(4)	2
Ending balance	$204	$219
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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2020 and December 31, 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2019	$587	$828	$576	$302	$72	$2,365
Effect of exchange rate changes	(1)	(1)	—	(15)	(2)	(19)
Balance as of June 30, 2020	$586	$827	$576	$287	$70	$2,346

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$125	$(47)	$78	$131	$(45)	$86
Trade names	30	(7)	23	31	(7)	24
Total intangible assets	$155	$(54)	$101	$162	$(52)	$110
Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $2 million and $4 million for the three and six months ended June 30, 2020, respectively, and $2 million and $4 million for the three and six months ended June 30, 2019, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2020 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2020	$4
2021	8
2022	8
2023	8
2024	8
2025	8
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
As of June 30, 2020, the total carrying value of our equity method investment in PLNL was $94 million, $44 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 13 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $13 million and $23 million for the three and six months ended June 30, 2020, respectively, and $12 million and $34 million for the three and six months ended June 30, 2019, respectively.

CF INDUSTRIES HOLDINGS, INC.

9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$79	$—	$—	$79
Cash equivalents:
U.S. and Canadian government obligations	464	—	—	464
Other debt securities	20	—	—	20
Total cash and cash equivalents	$563	$—	$—	$563
Nonqualified employee benefit trusts	16	3	—	19

	December 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$59	$—	$—	$59
Cash equivalents:
U.S. and Canadian government obligations	211	—	—	211
Other debt securities	17	—	—	17
Total cash and cash equivalents	$287	$—	$—	$287
Nonqualified employee benefit trusts	17	2	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2020 and December 31, 2019 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$484	$484	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(21)	—	(21)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$228	$228	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(20)	—	(20)	—
Cash Equivalents
As of June 30, 2020 and December 31, 2019, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of June 30, 2020 and December 31, 2019, the embedded derivative liability of $21 million and $20 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statements of operations for the six months ended June 30, 2020 and 2019 is a net loss of $1 million and $2 million, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$3,959	$4,282	$3,957	$4,295
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

10.   Income Taxes
For the three months ended June 30, 2020, we recorded an income tax provision of $33 million on pre-tax income of $251 million, or an effective tax rate of 13.4%, compared to an income tax provision of $102 million on pre-tax income of $422 million, or an effective tax rate of 24.2%, for the three months ended June 30, 2019.
For the three months ended June 30, 2020, our income tax provision includes a $19 million benefit related to the settlement of the audit of the Terra amended tax returns, which is further described below.
For the six months ended June 30, 2020, we recorded an income tax provision of $46 million on pre-tax income of $355 million, or an effective tax rate of 13.1%, compared to an income tax provision of $94 million on pre-tax income of $532 million, or an effective tax rate of 17.7%, for the six months ended June 30, 2019.
For the six months ended June 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is further described below. For the six months ended June 30, 2019, our income tax provision included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2020 of 13.4%, which is based on pre-tax income of $251 million, including $28 million attributable to the noncontrolling interest, would be 1.6 percentage points higher if based on pre-tax income exclusive of the $28 million attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2019 of 24.2%, which is based on pre-tax income of $422 million, including $37 million attributable to the noncontrolling interest, would be 2.3 percentage points higher if based on pre-tax income exclusive of the $37 million attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2020 of 13.1%, which is based on pre-tax income of $355 million, including $51 million attributable to the noncontrolling interest, would be 2.1 percentage points higher if based on pre-tax income exclusive of the $51 million attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2019 of 17.7%, which is based on pre-tax income of $532 million,

CF INDUSTRIES HOLDINGS, INC.

including $65 million attributable to the noncontrolling interest, would be 2.4 percentage points higher if based on pre-tax income exclusive of the $65 million attributable to the noncontrolling interest. See Note 13—Noncontrolling Interest for additional information.
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
Terra Amended Tax Returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In early 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns.
In early 2019, the IRS completed its examination of the Amended Tax Returns and submitted its audit reports and related refund claims to the Joint Committee on Taxation of the U.S. Congress (the Joint Committee). For purposes of its review, the Joint Committee separated the IRS audit reports into two separate matters: (i) an income tax related matter and (ii) a withholding tax matter.
In December 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter. Therefore, we expected to receive cash refunds in 2020. In addition, as a result of this settlement and the finalization of carryover impacts of this audit settlement on other tax periods, we reduced our liability for unrecognized tax benefits by $19 million and recorded a corresponding deferred income tax liability in the first quarter of 2020. In the second quarter of 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter and we received IRS Notices indicating the amount of tax and interest to be refunded and received with respect to the withholding tax matter and the income tax matter.
As a result of these events, in the second quarter of 2020, we recognized $16 million of interest income and $16 million of income tax benefit, which consisted of the following:
•additional interest income of $16 million ($13 million, net of tax) related to both the income tax matter and the withholding tax matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the withholding tax matter, and
•an additional income tax benefit of $7 million related to the income tax matter.
We received income tax refunds, including interest, of $108 million relating to these matters in the second quarter of 2020, consisting of $68 million related to the income tax matter and $40 million related to the withholding tax matter. In July 2020, we received an additional $2 million related to the withholding tax matter, which finalizes these matters with the IRS. As a result of the finalization of the income tax matter and the withholding tax matter, all U.S. federal tax years commencing before January 1, 2012 are now closed.

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest on borrowings(1)	$47	$57	$93	$114
Fees on financing agreements(1)	2	3	4	6
Interest on tax liabilities(2)	—	—	(4)	—
Interest capitalized	—	(1)	—	(1)
Total interest expense	$49	$59	$93	$119
_______________________________________________________________________________
(1)See Note 12—Financing Agreements for additional information.
(2)Interest on tax liabilities for the six months ended June 30, 2020 consists of a reduction in interest accrued on the reserve for unrecognized tax benefits.

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
As of June 30, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2019. In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets caused by the COVID-19 pandemic, which we repaid in April 2020. Maximum borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the six months ended June 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement providing for up to $145 million of letters of credit. As of June 30, 2020, approximately $126 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2020 and December 31, 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2020		December 31, 2019
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	249	250	248
4.500% due December 2026	4.759%	750	739	750	739
Total long-term debt		$4,000	$3,959	$4,000	$3,957
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million and $10 million as of June 30, 2020 and December 31, 2019, respectively, and total deferred debt issuance costs were $32 million and $33 million as of June 30, 2020 and December 31, 2019, respectively.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings.
Under the terms of the applicable indenture, the 3.400% senior secured notes due December 2021 (the 2021 Notes) and the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above (together, the Senior Secured Notes) are guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The subsidiary guarantors of the Senior Secured Notes currently consist of CFE, CFS, CF USA and CFIDF.
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

	2020	2019
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,740	$2,773
Earnings attributable to noncontrolling interest	51	65
Declaration of distributions payable	(88)	(86)
Balance as of June 30	$2,703	$2,752
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	88	86
Distributions to noncontrolling interest	(88)	(86)
Balance as of June 30	$—	$—
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
On July 31, 2020, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2020 in accordance with CFN’s limited liability company agreement. On July 31, 2020, CFN distributed $86 million to CHS for the distribution period ended June 30, 2020.

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
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the six months ended June 30, 2020, we repurchased approximately 2.6 million shares of CF Holdings common stock for $100 million. No shares were repurchased in the three months ended June 30, 2020. In the six months ended June 30, 2019, we repurchased approximately 4.2 million shares for $178 million, of which $2 million was accrued and unpaid at June 30, 2019. In the second quarter of 2020, we retired the approximately 2.6 million shares that were repurchased during the first quarter of 2020 under the 2019 Share Repurchase Program.
The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Total shares repurchased in 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Second quarter	—	—
Total shares repurchased in 2020	2.6	100
Shares repurchased as of June 30, 2020	10.2	$437

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2018	$(250)	$5	$(126)	$(371)
Gain arising during the period	—	—	5	5
Reclassification to earnings(1)	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	24	—	(1)	23
Balance as of June 30, 2019	$(226)	$5	$(123)	$(344)

Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Gain arising during the period	—	—	1	1
Reclassification to earnings(1)	—	—	3	3
Effect of exchange rate changes and deferred taxes	(71)	—	7	(64)
Balance as of June 30, 2020	$(259)	$5	$(172)	$(426)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2020 and 2019 were not material.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over three hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be set for trial in 2021. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2020 and 2019 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2020
Net sales	$364	$329	$308	$118	$85	$1,204
Cost of sales	262	205	245	91	67	870
Gross margin	$102	$124	$63	$27	$18	334
Total other operating costs and expenses						57
Equity in earnings of operating affiliate						3
Operating earnings						$280

Three months ended June 30, 2019
Net sales	$473	$433	$369	$126	$101	$1,502
Cost of sales	300	251	277	94	81	1,003
Gross margin	$173	$182	$92	$32	$20	499
Total other operating costs and expenses						25
Equity in earnings of operating affiliate						1
Operating earnings						$475

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Six months ended June 30, 2020
Net sales	$557	$666	$543	$234	$175	$2,175
Cost of sales	435	429	438	194	141	1,637
Gross margin	$122	$237	$105	$40	$34	538
Total other operating costs and expenses						117
Equity in earnings of operating affiliate						6
Operating earnings						$427

Six months ended June 30, 2019
Net sales	$660	$776	$625	$253	$189	$2,503
Cost of sales	466	479	472	208	159	1,784
Gross margin	$194	$297	$153	$45	$30	719
Total other operating costs and expenses						87
Equity in earnings of operating affiliate						8
Operating earnings						$640
_______________________________________________________________________________
(1)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 24, 2020, as well as Item 1. Financial Statements in this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
◦Our Company
◦Market Conditions and Current Developments
◦Items Affecting Comparability of Results
◦Financial Executive Summary
•Consolidated Results of Operations
◦Second Quarter of 2020 Compared to Second Quarter of 2019
◦Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements

Overview of CF Holdings
Our Company
We are a leading global manufacturer and distributor of nitrogen products for fertilizer, emissions abatement and other industrial applications. We operate manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage and sustainably grow our nitrogen and chemicals platform to serve customers and create long-term shareholder value. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our principal nitrogen fertilizer products are anhydrous ammonia (ammonia), granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
Our principal assets as of June 30, 2020 include:
•five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 13—Noncontrolling Interest for additional information on our strategic venture with CHS;
•two Canadian nitrogen manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen complex in Canada) and Courtright, Ontario;

CF INDUSTRIES HOLDINGS, INC.

•two United Kingdom nitrogen manufacturing facilities located in Billingham and Ince;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
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
Due to the use of fertilizer products in crop production, our business operations have been designated as part of the critical infrastructure by the United States and as essential businesses in the United Kingdom and Canada, with corresponding designations for those states and provinces in which we operate that have issued restrictive orders. As a result, our manufacturing complexes continued to operate during the first half of 2020 and have continued to operate through the date of this report. Our production of ammonia, the basic building block for our products, was 5.2 million tons in both the first six months of 2020 and the first six months of 2019. Through the date of this filing, we have continued to ship products by all modes of transportation to our customers, and we have not experienced any significant delays in marine, rail or truck transportation services due to the pandemic.
In the first half of 2020, we did not experience a meaningful impact in customer demand as a result of the COVID-19 pandemic. Our total volume of products shipped in the first six months of 2020 of 10.1 million tons was 3% higher compared to 9.8 million tons in the first six months of 2019.
In response to the pandemic, we instituted safety precautions to protect the health and well-being of all of our employees, including the manufacturing workforce who operate our nitrogen complexes and distribution facilities. These safety measures included installing thermal temperature checks at each of our sites for all personnel who arrive at our sites, adjusting schedules to support social distancing, including changes to loading and shipping procedures, maintaining a close contact log for employees, self-quarantine logs, requiring face coverings on site, restricting visitor access, and implementing enhanced cleaning protocols and travel restrictions for employees. We also paid approximately $19 million of bonuses to our operational workforce under a special COVID-19 bonus program, which concluded in June. In addition, since mid-March 2020, the majority of our non-operational personnel at our sites who work in administrative and operational support functions have worked remotely in order to maintain social distancing following governmental guidelines. These administrative and operational support functions have operated effectively during this period, meeting our commitments to our customers and continuing to manage our business without interruption. We have not furloughed any employees or instituted any reductions in pay or benefits or other significant cost containment measures due to the pandemic.
We participate in a global market, which includes a global supply chain and customer base. The long-term effects of the COVID-19 pandemic are unclear and could adversely affect our business in the future. We have operated our business in a remote working environment and could continue to do so for an extended duration, if necessary. However, if the pandemic were to impact a large portion of our workforce in any one location, we might need to temporarily idle that facility, which could have an impact on our business operations, profitability and cash flow. The impact of the COVID-19 pandemic is fluid and continues to evolve. As a result, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will be impacted by the pandemic in the future.
Sales Volume
There was strong demand for fertilizer in the first six months of 2020 as we shipped 10.1 million tons of product compared to 9.8 million tons in the first six months of 2019, a 3% increase. Our shipments can shift between quarters due primarily to shifts in weather patterns that impact fertilizer applications. In the second quarter of 2020, our sales volumes were lower across most of our major products compared to the second quarter of 2019 as a result of higher sales volumes in the second quarter of 2019 due to the delayed spring application season as a result of persistent cold and wet weather last year. Additionally, certain shipments of granular urea occurred earlier, in the first quarter of 2020, due to favorable weather conditions.

CF INDUSTRIES HOLDINGS, INC.

In the three months ended June 30, 2020, sales volume was 5.4 million product tons, a decrease of 6%, compared to sales volume of 5.7 million product tons for three months ended June 30, 2019. This decrease in sales volume resulted in a decrease in net sales of approximately $100 million. Sales volumes in our granular urea, ammonia, Other and UAN segments decreased in the second quarter of 2020 compared to the second quarter of 2019, partially offset by an increase in our AN segment sales volumes.
In the six months ended June 30, 2020, sales volume was 10.1 million product tons, an increase of 3%, compared to sales volume of 9.8 million product tons for the six months ended June 30, 2019. This increase in sales volume resulted in an increase in net sales of approximately $73 million. Sales volumes across all products increased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Selling Prices
The selling prices for all products were lower in the second quarter of 2020 than the second quarter of 2019 as global energy prices remained low, driving higher global nitrogen operating rates and the resulting additional global supply availability. In the second quarter of 2020, the average selling price for our products was $224 per ton, a decrease of 15% compared to $263 per ton in the second quarter of 2019. This resulted in a decrease in net sales of approximately $198 million.
In the six months ended June 30, 2020, the average selling price for our products was $216 per ton, or 15% lower compared to $255 per ton for the six months ended June 30, 2019. This resulted in a decrease in net sales of approximately $401 million.
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately one-third of our production costs.
Most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined over the last decade, but are subject to volatility. Natural gas prices during the first half of 2020 were lower on average than in the first half of 2019, due in part to reduced demand related to measures designed to curb the spread of COVID-19, partially offset by reductions in supply. The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended June 30, 2020 was $1.65 per MMBtu compared to $2.51 per MMBtu for the three months ended June 30, 2019, a decrease of 34%. The average daily market price at the Henry Hub for the six months ended June 30, 2020 was $1.76 per MMBtu compared to $2.70 per MMBtu for the six months ended June 30, 2019, a decrease of 35%.
We also have manufacturing facilities located in the United Kingdom. Production costs for these facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The price of natural gas in the United Kingdom declined throughout the first half of 2020 as a result of increased availability of liquefied natural gas in the global market as well as the global economic downturn related to the COVID-19 pandemic. The average daily market price of natural gas at NBP for the three months ended June 30, 2020 was $1.60 per MMBtu compared to $4.07 per MMBtu for the three months ended June 30, 2019, a decrease of 61%. The average daily market price at NBP for the six months ended June 30, 2020 was $2.40 per MMBtu compared to $5.15 per MMBtu for the six months ended June 30, 2019, a decrease of 53%.
Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 34% to $1.86 per MMBtu in the three months ended June 30, 2020 from $2.81 per MMBtu in the three months ended June 30, 2019, which resulted in an increase in gross margin of approximately $96 million. Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 30% to $2.20 per MMBtu in the six months ended June 30, 2020 from $3.15 per MMBtu in the six months ended June 30, 2019, which resulted in an increase in gross margin of approximately $183 million.

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results during the three and six months ended June 30, 2020 and 2019. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended June 30, 2020 and 2019, we reported net earnings attributable to common stockholders of $190 million and $283 million, respectively. During the six months ended June 30, 2020 and 2019, we reported net earnings attributable to common stockholders of $258 million and $373 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$—	$—	$(1)	$—	$(12)	$(9)	$1	$1
Special COVID-19 bonus for operational workforce(1)	15	12	—	—	15	12	—	—
(Gain) loss on foreign currency transactions, including intercompany loans(2)	(5)	(4)	5	4	13	10	7	5
Engineering cost write-off(2)	8	6	—	—	8	6	—	—
Insurance proceeds(2)	—	—	—	—	(10)	(8)	—	—
Gain on sale of Pine Bend facility(2)	—	—	(45)	(35)	—	—	(45)	(35)
Louisiana incentive tax credit(3)	—	—	—	—	—	—	—	(30)
Terra amended tax returns—interest income and income tax benefit(4)	(16)	(32)	—	—	(16)	(32)	—	—
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)Included in income tax provision in our consolidated statements of operations.
(4)Included in interest income and income tax provision in our consolidated statements of operations.

Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2019, we recognized an unrealized net mark-to-market gain of $1 million. In the six months ended June 30, 2020 and 2019, we recognized an unrealized net mark-to-market (gain) loss of $(12) million and $1 million, respectively.
Special COVID-19 bonus for operational workforce
In March 2020, a short-term bonus program was initiated to compensate operational employees for continuing their critical tasks during the COVID-19 pandemic. The bonus program concluded in June 2020. Approximately $19 million was paid as part of the program, of which approximately $15 million was recognized in cost of sales in our consolidated statement of operations for the three months ended June 30, 2020, with the remaining $4 million to be recognized in the third quarter of 2020.
(Gain) loss on foreign currency transactions, including intercompany loans
In the three and six months ended June 30, 2020, we recognized a (gain) loss of $(5) million and $13 million, respectively, primarily consisting of the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.

CF INDUSTRIES HOLDINGS, INC.

Engineering cost write-off
In June 2020, a project at one of our nitrogen complexes was cancelled and $8 million of previously capitalized engineering costs were expensed in the three months ended June 30, 2020. The expense is recognized in the line titled other operating—net in our consolidated statements of operations.
Insurance proceeds
In the six months ended June 30, 2020, we recognized income of $10 million related to insurance claims at one of our nitrogen complexes. The $10 million of income consists of $8 million related to business interruption insurance proceeds and $2 million related to property insurance proceeds. These proceeds are reflected in other operating—net in our consolidated statements of operations.
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
Louisiana incentive tax credit
For the six months ended June 30, 2019, our income tax provision included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana nitrogen complex.
Terra amended tax returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In early 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns.
In early 2019, the IRS completed its examination of the Amended Tax Returns and submitted its audit reports and related refund claims to the Joint Committee on Taxation of the U.S. Congress (the Joint Committee). For purposes of its review, the Joint Committee separated the IRS audit reports into two separate matters: (i) an income tax related matter and (ii) a withholding tax matter.
In December 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter, and in the second quarter of 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter. See “Liquidity and Capital Resources—Terra Amended Tax Returns,” below, for additional information.
As a result of these events, in the second quarter of 2020, we recognized $16 million of interest income and $16 million of income tax benefit, which consisted of the following:
•additional interest income of $16 million ($13 million, net of tax) related to both the income tax matter and the withholding tax matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the withholding tax matter, and
•an additional income tax benefit of $7 million related to the income tax matter.
We received income tax refunds, including interest, of $108 million relating to these matters in the second quarter of 2020. In July 2020, we received an additional $2 million, which finalizes these matters with the IRS. As a result of the finalization of these tax matters, all U.S. federal tax years commencing before January 1, 2012 are now closed.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $190 million for the three months ended June 30, 2020 compared to $283 million for the three months ended June 30, 2019, a decrease in net earnings of $93 million, or 33%. The decrease in net earnings was due primarily to the following:
•Gross margin decreased by $165 million in the second quarter of 2020 to $334 million as compared to $499 million in the second quarter of 2019. The decrease in gross margin was primarily driven by a 15% decrease in average selling prices, which reduced gross margin by $198 million, and a 6% decrease in sales volume, which decreased gross margin by $56 million, partially offset by a 34% decrease in natural gas costs, which increased gross margin by $96 million.
•Other operating—net decreased by $43 million in the second quarter of 2020 to $6 million of expense as compared to $37 million of income in the second quarter of 2019. The second quarter of 2019 included a gain on the sale of the Pine Bend facility of $45 million. The second quarter of 2020 includes $8 million of expense related to the cancellation of a project. Both of these items are more fully described above under “Items Affecting Comparability of Results.”
•Net interest expense decreased by $23 million in the second quarter of 2020 to $32 million as compared to $55 million in the second quarter of 2019. The decrease was due primarily to $16 million of interest income related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below. In addition, the decrease reflects our redemption of $750 million of aggregate principal amount of long-term debt in the fourth quarter of 2019, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below.
•Our income tax provision decreased by $69 million in the second quarter of 2020 to $33 million as compared to $102 million in the second quarter of 2019 due to lower earnings before income taxes as well as the impact of the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Diluted net earnings per share attributable to common stockholders decreased 30%, or $0.39 per share, to $0.89 in the second quarter of 2020 compared to $1.28 in the second quarter of 2019. This decrease is due primarily to lower net earnings, partially offset by a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). In 2019, we repurchased approximately 7.6 million shares of CF Holdings common stock for $337 million, of which approximately 4.2 million shares were repurchased in the first half of 2019 for $178 million. No shares were repurchased in the three months ended June 30, 2020, and for the six months ended June 30, 2020, we repurchased approximately 2.6 million shares for $100 million. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below, for further information.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(in millions, except per share and per MMBtu)
Net sales	$1,204	$1,502	$(298)	(20)%	$2,175	$2,503	$(328)	(13)%
Cost of sales	870	1,003	(133)	(13)%	1,637	1,784	(147)	(8)%
Gross margin	334	499	(165)	(33)%	538	719	(181)	(25)%
Gross margin percentage	27.7%	33.2%	(5.5)%		24.7%	28.7%	(4.0)%
Selling, general and administrative expenses	51	62	(11)	(18)%	105	120	(15)	(13)%
Other operating—net	6	(37)	43	N/M	12	(33)	45	N/M
Total other operating costs and expenses	57	25	32	128%	117	87	30	34%
Equity in earnings of operating affiliate	3	1	2	200%	6	8	(2)	(25)%
Operating earnings	280	475	(195)	(41)%	427	640	(213)	(33)%
Interest expense—net	32	55	(23)	(42)%	75	111	(36)	(32)%
Other non-operating—net	(3)	(2)	(1)	(50)%	(3)	(3)	—	—%
Earnings before income taxes	251	422	(171)	(41)%	355	532	(177)	(33)%
Income tax provision	33	102	(69)	(68)%	46	94	(48)	(51)%
Net earnings	218	320	(102)	(32)%	309	438	(129)	(29)%
Less: Net earnings attributable to noncontrolling interest	28	37	(9)	(24)%	51	65	(14)	(22)%
Net earnings attributable to common stockholders	$190	$283	$(93)	(33)%	$258	$373	$(115)	(31)%
Diluted net earnings per share attributable to common stockholders	$0.89	$1.28	$(0.39)	(30)%	$1.20	$1.67	$(0.47)	(28)%
Diluted weighted-average common shares outstanding	214.6	222.3	(7.7)	(3)%	215.6	223.4	(7.8)	(3)%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.60	$0.60	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$1.86	$2.81	$(0.95)	(34)%	$2.11	$3.16	$(1.05)	(33)%
Realized derivatives loss (gain) in cost of sales(2)	—	—	—	—%	0.09	(0.01)	0.10	N/M
Cost of natural gas in cost of sales	$1.86	$2.81	$(0.95)	(34)%	$2.20	$3.15	$(0.95)	(30)%
Average daily market price of natural gas Henry Hub (Louisiana)	$1.65	$2.51	$(0.86)	(34)%	$1.76	$2.70	$(0.94)	(35)%
Average daily market price of natural gas National Balancing Point (UK)	$1.60	$4.07	$(2.47)	(61)%	$2.40	$5.15	$(2.75)	(53)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$(1)	$1	100%	$(12)	$1	$(13)	N/M
Depreciation and amortization	$239	$252	$(13)	(5)%	$450	$440	$10	2%
Capital expenditures	$52	$74	$(22)	(30)%	$119	$154	$(35)	(23)%
Sales volume by product tons (000s)	5,386	5,716	(330)	(6)%	10,074	9,803	271	3%
Production volume by product tons (000s):
Ammonia(3)	2,483	2,661	(178)	(7)%	5,153	5,228	(75)	(1)%
Granular urea	1,206	1,324	(118)	(9)%	2,491	2,630	(139)	(5)%
UAN (32%)	1,708	1,589	119	7%	3,307	3,226	81	3%
AN	546	551	(5)	(1)%	1,061	1,033	28	3%
___________________________________________________________________________
N/M—Not Meaningful
(1)Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
(2)Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.
(3)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2020 Compared to Second Quarter of 2019

Net Sales
Our total net sales decreased $298 million, or 20%, to $1.20 billion in the second quarter of 2020 compared to $1.50 billion in the second quarter of 2019 due to a 15% decrease in average selling prices, which reduced net sales by $198 million, and a 6% decrease in sales volume, which decreased net sales by $100 million.
Average selling prices were $224 per ton in the second quarter of 2020, or 15% lower, compared to $263 per ton in the second quarter of 2019 due to lower average selling prices across all products, primarily driven by increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Additionally, in the second quarter of 2019, high water levels and flooding impacted shipping and logistics on inland rivers and reduced access to imports, which reduced supply availability and contributed to higher average selling prices in the second quarter of 2019.
Our total sales volume was 5.4 million product tons in the second quarter of 2020, or 6% lower, as compared to 5.7 million product tons in the second quarter of 2019 due primarily to lower sales volumes in our granular urea, ammonia, Other and UAN segments, partially offset by higher AN sales volumes. The decrease was due primarily to the delayed spring application season in 2019 as a result of persistent cold and wet weather. Additionally, certain shipments of granular urea occurred earlier, in the first quarter of 2020, due to favorable weather conditions. The decrease in sales volumes in the second quarter of 2020 was also impacted by lower ammonia supply availability as a result of lower production.
Cost of Sales
Our total cost of sales decreased $133 million, or 13%, to $870 million in the second quarter of 2020 from $1.00 billion in the second quarter of 2019. The decrease in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives, and the impact of lower volumes, partially offset by higher costs related to plant turnaround and maintenance activity and the impact of the special COVID-19 bonus, which is more fully described in the section above titled “Items Affecting Comparability of Results—Special COVID-19 bonus for operational workforce.” Cost of sales averaged $162 per ton in the second quarter of 2020, a 7% decrease from $175 per ton in the second quarter of 2019. Natural gas costs, including the impact of realized derivatives, decreased 34% to $1.86 per MMBtu in the second quarter of 2020 from $2.81 per MMBtu in the second quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $11 million to $51 million in the second quarter of 2020 as compared to $62 million in the second quarter of 2019. The decrease was due primarily to lower incentive compensation and lower corporate project activity as a result of the COVID-19 pandemic.
Other Operating—Net
Other operating—net was $6 million of expense in the second quarter of 2020 compared to $37 million of income in the second quarter of 2019. The $6 million of expense in the second quarter of 2020 was due primarily to $8 million of expense related to the cancellation of a project, which is more fully described in the section above titled “Items Affecting Comparability of Results—Engineering cost write-off,” partially offset by a gain on foreign currency transactions of $5 million. The gain on foreign currency transactions was due to the impact of changes in foreign currency exchange rates in the second quarter of 2020 on intercompany loans that were not permanently invested. The $37 million of income in the second quarter of 2019 was primarily due to a gain recognized on the sale of the Pine Bend facility of $45 million, partially offset by foreign currency transaction losses.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $3 million in the second quarter of 2020 compared to $1 million in the second quarter of 2019. The increase was due primarily to an increase in the operating results of PLNL.
Interest Expense—Net
Net interest expense was $32 million in the second quarter of 2020 compared to $55 million in the second quarter of 2019. The decrease was due primarily to $16 million of interest income related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below. In addition, the decrease reflects our redemption of $750 million aggregate principal amount of long-term debt in the fourth quarter of 2019, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the three months ended June 30, 2020, we recorded an income tax provision of $33 million on pre-tax income of $251 million, or an effective tax rate of 13.4%, compared to an income tax provision of $102 million on pre-tax income of $422 million, or an effective tax rate of 24.2%, for the three months ended June 30, 2019.
For the three months ended June 30, 2020, our income tax provision includes a $19 million benefit related to the settlement of the audit of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2020 of 13.4%, which is based on pre-tax income of $251 million, including $28 million attributable to the noncontrolling interest, would be 1.6 percentage points higher if based on pre-tax income exclusive of the $28 million attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2019 of 24.2%, which is based on pre-tax income of $422 million, including $37 million attributable to the noncontrolling interest, would be 2.3 percentage points higher if based on pre-tax income exclusive of the $37 million attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $9 million to $28 million in the second quarter of 2020 from $37 million in the second quarter of 2019 due to lower earnings from CFN driven by lower average selling prices due primarily to increased global nitrogen supply availability.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $0.39 to $0.89 per diluted share in the second quarter of 2020 from $1.28 per diluted share in the second quarter of 2019. This decrease reflects lower net earnings, partially offset by the impact of a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales
Our total net sales decreased $328 million, or 13%, to $2.18 billion in the first six months of 2020 as compared to $2.50 billion in the first six months of 2019 due to a 15% decrease in average selling prices, which reduced net sales by $401 million, partially offset by a 3% increase in sales volume, which increased net sales by $73 million.
Average selling prices were $216 per ton in the first six months of 2020, or 15% lower, as compared to $255 per ton in the first six months of 2019 due to lower average selling prices across all products, primarily driven by increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Additionally, in the first half of 2019, high water levels and flooding impacted shipping and logistics on inland rivers and reduced access to imports, which reduced supply availability and contributed to higher average selling prices in the first half of 2019.
Our total sales volume was 10.1 million product tons in the first six months of 2020, or 3% higher, as compared to 9.8 million product tons in the first six months of 2019 due to higher sales volume across all products, primarily driven by higher AN and UAN sales volumes. Higher sales volume reflects the impact of more favorable weather that allowed greater fertilizer application during the spring of 2020 compared to 2019 and an increase in planted corn acres in the United States.
Cost of Sales
Our total cost of sales decreased $147 million, or 8%, to $1.64 billion in the first six months of 2020 as compared to $1.78 billion in the first six months of 2019. The decrease in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives. We recognized an unrealized net mark-to-market gain on natural gas derivatives of $12 million in the first six months of 2020 compared to an unrealized net mark-to-market loss of $1 million in the first six months of 2019. These factors were partially offset by an increase in cost of sales due to higher sales volumes, higher distribution costs and costs related to the special COVID-19 bonus. The special COVID-19 bonus is more fully described in the section above titled “Items Affecting Comparability of Results—Special COVID-19 bonus for operational workforce.” Cost of sales averaged $161 per ton in the first six months of 2020, a 12% decrease from $182 per ton in the first six months of 2019 due primarily to the impact of lower realized natural gas costs. Natural gas costs, including the impact of realized derivatives,

CF INDUSTRIES HOLDINGS, INC.

decreased 30% to $2.20 per MMBtu in the first six months of 2020 from $3.15 per MMBtu in the first six months of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $15 million to $105 million in the first six months of 2020 as compared to $120 million in the first six months of 2019. The decrease was due primarily to lower corporate project activity as a result of the COVID-19 pandemic and lower incentive compensation.
Other Operating—Net
Other operating—net was $12 million of expense in the first six months of 2020 compared to $33 million of income in the first six months of 2019. The expense in the first six months of 2020 includes foreign currency transaction losses of $13 million and $8 million of expense related to the cancellation of a project, which is more fully described in the section above titled “Items Affecting Comparability of Results—Engineering cost write-off.” These factors were partially offset by insurance proceeds of $10 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information. The loss on foreign currency transactions was due to the impact of changes in foreign currency exchange rates in the first six months of 2020 on intercompany loans that were not permanently invested. The $33 million of income in the first six months of 2019 was due primarily to the gain recognized on the sale of the Pine Bend facility of $45 million, partially offset by foreign currency transaction losses.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $6 million in the first six months of 2020 compared to $8 million in the first six months of 2019. The decrease was due primarily to lower operating results of PLNL as a result of lower average selling prices.
Interest Expense—Net
Net interest expense decreased by $36 million to $75 million in the first six months of 2020 compared to $111 million in the first six months of 2019. The decrease was due primarily to our redemption of $750 million aggregate principal amount of long-term debt in the fourth quarter of 2019, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below. In addition, the decrease reflects $16 million of interest income in 2020 related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Income Taxes
For the six months ended June 30, 2020, we recorded an income tax provision of $46 million on pre-tax income of $355 million, or an effective tax rate of 13.1%, compared to an income tax provision of $94 million on pre-tax income of $532 million, or an effective tax rate of 17.7%, for the six months ended June 30, 2019.
For the six months ended June 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
For the six months ended June 30, 2019, our income tax benefit included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana nitrogen complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2020 of 13.1%, which is based on pre-tax income of $355 million, including $51 million attributable to the noncontrolling interest, would be 2.1 percentage points higher if based on pre-tax income exclusive of the $51 million attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2019 of 17.7%, which is based on pre-tax income of $532 million, including $65 million attributable to the noncontrolling interest, would be 2.4 percentage points higher if based on pre-tax income exclusive of the $65 million attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 13—Noncontrolling Interest for additional information.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $14 million to $51 million in the first six months of 2020 from $65 million in the first six months of 2019 due to lower earnings of CFN driven by lower average selling prices due primarily to increased global nitrogen supply availability.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $0.47 to $1.20 per diluted share in the first six months of 2020 from $1.67 per diluted share in the first six months of 2019. This decrease is due primarily to lower net earnings, partially offset by the impact of a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below, for further information.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended June 30, 2020
Net sales	$364	$329	$308	$118	$85	$1,204
Cost of sales	262	205	245	91	67	870
Gross margin	$102	$124	$63	$27	$18	$334
Gross margin percentage	28.0%	37.7%	20.5%	22.9%	21.2%	27.7%
Three months ended June 30, 2019
Net sales	$473	$433	$369	$126	$101	$1,502
Cost of sales	300	251	277	94	81	1,003
Gross margin	$173	$182	$92	$32	$20	$499
Gross margin percentage	36.6%	42.0%	24.9%	25.4%	19.8%	33.2%
Six months ended June 30, 2020
Net sales	$557	$666	$543	$234	$175	$2,175
Cost of sales	435	429	438	194	141	1,637
Gross margin	$122	$237	$105	$40	$34	$538
Gross margin percentage	21.9%	35.6%	19.3%	17.1%	19.4%	24.7%
Six months ended June 30, 2019
Net sales	$660	$776	$625	$253	$189	$2,503
Cost of sales	466	479	472	208	159	1,784
Gross margin	$194	$297	$153	$45	$30	$719
Gross margin percentage	29.4%	38.3%	24.5%	17.8%	15.9%	28.7%
_______________________________________________________________________________
(1)The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$364	$473	$(109)	(23)%	$557	$660	$(103)	(16)%
Cost of sales	$262	$300	$(38)	(13)%	435	466	(31)	(7)%
Gross margin	$102	$173	$(71)	(41)%	$122	$194	$(72)	(37)%
Gross margin percentage	28.0%	36.6%	(8.6)%		21.9%	29.4%	(7.5)%
Sales volume by product tons (000s)	1,118	1,222	(104)	(9)%	1,880	1,828	52	3%
Sales volume by nutrient tons (000s)(1)	917	1,002	(85)	(8)%	1,542	1,499	43	3%
Average selling price per product ton	$326	$387	$(61)	(16)%	$296	$361	$(65)	(18)%
Average selling price per nutrient ton(1)	$397	$472	$(75)	(16)%	$361	$440	$(79)	(18)%
Gross margin per product ton	$91	$142	$(51)	(36)%	$65	$106	$(41)	(39)%
Gross margin per nutrient ton(1)	$111	$173	$(62)	(36)%	$79	$129	$(50)	(39)%
Depreciation and amortization	$60	$53	$7	13%	$99	$82	$17	21%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(4)	$—	$(4)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2020 Compared to Second Quarter of 2019
Net Sales.    Net sales in our ammonia segment decreased by $109 million, or 23%, to $364 million in the second quarter of 2020 from $473 million in the second quarter of 2019 due primarily to a 16% decrease in average selling prices and a 9% decrease in sales volume. Average selling prices decreased to $326 per ton in the second quarter of 2020 compared to $387 per ton in the second quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was lower due to supply availability resulting from plant turnaround and maintenance activity.
Cost of Sales.    Cost of sales in our ammonia segment averaged $235 per ton in the second quarter of 2020, a 4% decrease from $245 per ton in the second quarter of 2019. The decrease is due primarily to lower realized natural gas costs, partially offset by higher costs related to plant turnaround and maintenance activity and the impact of higher distribution costs.
Gross Margin.    Gross margin in our ammonia segment decreased by $71 million to $102 million in the second quarter of 2020 from $173 million in the second quarter of 2019, and our gross margin percentage was 28.0% in the second quarter of 2020 compared to 36.6% in the second quarter of 2019. The decrease in gross margin was due to a 16% decrease in average selling prices, which reduced gross margin by $67 million, a 9% decrease in sales volume, which decreased gross margin by $27 million, and an $18 million net increase in other manufacturing and distribution costs. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $41 million.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales.    Net sales in our ammonia segment decreased by $103 million, or 16%, to $557 million in the six months ended June 30, 2020 from $660 million in the six months ended June 30, 2019 due primarily to an 18% decrease in average selling prices, partially offset by a 3% increase in sales volume. The decrease in average selling prices was due to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was higher due to increased fertilizer applications from favorable weather conditions and higher planted corn acres in the United States in the six months ended June 30, 2020, which resulted in higher shipments.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our ammonia segment averaged $231 per ton in the six months ended June 30, 2020, a 9% decrease from $255 per ton in the six months ended June 30, 2019 due primarily to the impact of lower realized natural gas costs, partially offset by higher costs related to plant turnaround and maintenance activity and the impact of higher distribution costs.
Gross Margin.    Gross margin in our ammonia segment decreased by $72 million to $122 million in the six months ended June 30, 2020 from $194 million in the six months ended June 30, 2019, and our gross margin percentage was 21.9% in the six months ended June 30, 2020 compared to 29.4% in the six months ended June 30, 2019. The decrease in gross margin was due to an 18% decrease in average selling prices, which reduced gross margin by $125 million and a $9 million net increase in other manufacturing and distribution costs. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $51 million, a 3% increase in sales volume, which increased gross margin by $7 million, and a $4 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2020.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$329	$433	$(104)	(24)%	$666	$776	$(110)	(14)%
Cost of sales	205	251	(46)	(18)%	429	479	(50)	(10)%
Gross margin	$124	$182	$(58)	(32)%	$237	$297	$(60)	(20)%
Gross margin percentage	37.7%	42.0%	(4.3)%		35.6%	38.3%	(2.7)%
Sales volume by product tons (000s)	1,314	1,496	(182)	(12)%	2,695	2,680	15	1%
Sales volume by nutrient tons (000s)(1)	604	688	(84)	(12)%	1,239	1,233	6	—%
Average selling price per product ton	$250	$289	$(39)	(13)%	$247	$290	$(43)	(15)%
Average selling price per nutrient ton(1)	$545	$629	$(84)	(13)%	$538	$629	$(91)	(14)%
Gross margin per product ton	$94	$122	$(28)	(23)%	$88	$111	$(23)	(21)%
Gross margin per nutrient ton(1)	$205	$265	$(60)	(23)%	$191	$241	$(50)	(21)%
Depreciation and amortization	$66	$79	$(13)	(16)%	$138	$145	$(7)	(5)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$(4)	$1	$(5)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2020 Compared to Second Quarter of 2019
Net Sales.    Net sales in our granular urea segment decreased $104 million, or 24%, to $329 million in the second quarter of 2020 from $433 million in the second quarter of 2019 due primarily to a 13% decrease in average selling prices and a 12% decrease in sales volume. Average selling prices decreased to $250 per ton in the second quarter of 2020 compared to $289 per ton in the second quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Additionally, high water levels and flooding in the second quarter of 2019 impacted shipping and logistics on inland rivers and reduced access to imports, which contributed to higher average selling prices in the second quarter of 2019. Sales volume was lower due primarily to more favorable weather conditions in the first quarter of 2020, which accelerated requests for early deliveries. In addition, the delayed spring application season in the first quarter of 2019 shifted demand into the second quarter of 2019, which contributed to higher sales volumes in the second quarter of 2019.
Cost of Sales.    Cost of sales in our granular urea segment averaged $156 per ton in the second quarter of 2020, a 7% decrease from $167 per ton in the second quarter of 2019, primarily driven by lower realized natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Gross Margin.    Gross margin in our granular urea segment decreased by $58 million to $124 million in the second quarter of 2020 from $182 million in the second quarter of 2019, and our gross margin percentage was 37.7% in the second quarter of 2020 compared to 42.0% in the second quarter of 2019. The decrease in gross margin was due to a 13% decrease in average selling prices, which decreased gross margin by $50 million, and a 12% decrease in sales volume, which decreased gross margin by $25 million. These factors were partially offset by lower realized natural gas costs, which increased gross margin by $15 million and a $2 million net decrease in other manufacturing and distribution costs.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales.    Net sales in our granular urea segment decreased $110 million, or 14%, to $666 million in the six months ended June 30, 2020 from $776 million in the six months ended June 30, 2019 due primarily to a 15% decrease in average selling prices. Average selling prices decreased to $247 per ton in the six months ended June 30, 2020 compared to $290 per ton in the six months ended June 30, 2019. The decrease was due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Additionally, high water levels and flooding in the first half of 2019 impacted shipping and logistics on inland rivers and reduced access to imports, which contributed to higher average selling prices in the first half of 2019. Sales volume in our granular urea segment was 2.7 million tons in the first six months of each of 2020 and 2019.
Cost of Sales.    Cost of sales in our granular urea segment averaged $159 per ton in the six months ended June 30, 2020, an 11% decrease from $179 per ton in the six months ended June 30, 2019. The decrease was due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our granular urea segment decreased by $60 million to $237 million in the six months ended June 30, 2020 from $297 million in the six months ended June 30, 2019, and our gross margin percentage was 35.6% in the six months ended June 30, 2020 compared to 38.3% in the six months ended June 30, 2019. The decrease in gross margin was due to a 15% decrease in average selling prices, which decreased gross margin by $114 million. This factor was partially offset by lower realized natural gas costs, which increased gross margin by $41 million, an $8 million net decrease in other manufacturing and distribution costs and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2020 compared to a $1 million loss in the six months ended June 30, 2019.
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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$308	$369	$(61)	(17)%	$543	$625	$(82)	(13)%
Cost of sales	245	277	(32)	(12)%	438	472	(34)	(7)%
Gross margin	$63	$92	$(29)	(32)%	$105	$153	$(48)	(31)%
Gross margin percentage	20.5%	24.9%	(4.4)%		19.3%	24.5%	(5.2)%
Sales volume by product tons (000s)	1,840	1,871	(31)	(2)%	3,230	3,139	91	3%
Sales volume by nutrient tons (000s)(1)	580	591	(11)	(2)%	1,016	987	29	3%
Average selling price per product ton	$167	$197	$(30)	(15)%	$168	$199	$(31)	(16)%
Average selling price per nutrient ton(1)	$531	$624	$(93)	(15)%	$534	$633	$(99)	(16)%
Gross margin per product ton	$34	$49	$(15)	(31)%	$33	$49	$(16)	(33)%
Gross margin per nutrient ton(1)	$109	$156	$(47)	(30)%	$103	$155	$(52)	(34)%
Depreciation and amortization	$65	$71	$(6)	(8)%	$117	$117	$—	—%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$(1)	$—	—%	$(4)	$—	$(4)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2020 Compared to Second Quarter of 2019
Net Sales.    Net sales in our UAN segment decreased $61 million, or 17%, to $308 million in the second quarter of 2020 from $369 million in the second quarter of 2019 due primarily to a 15% decrease in average selling prices and a 2% decrease in sales volume. Average selling prices decreased to $167 per ton in the second quarter of 2020 compared to $197 per ton in the second quarter of 2019 due primarily to increased imports into the United States as trade flows adjust in response to the European Union anti-dumping duties. Additionally, high water levels and flooding in the second quarter of 2019 impacted shipping and logistics on inland rivers, which contributed to higher average selling prices in the second quarter of 2019. The decrease in sales volume was due primarily to more favorable weather conditions in the first quarter of 2020, which accelerated requests for early deliveries. In addition, the delayed spring application season in the first quarter of 2019 shifted demand into the second quarter of 2019, which contributed to higher sales volumes in the second quarter of 2019.
Cost of Sales.    Cost of sales in our UAN segment averaged $133 per ton in the second quarter of 2020, a 10% decrease from $148 per ton in the second quarter of 2019, primarily driven by lower realized natural gas costs.
Gross Margin.    Gross margin in our UAN segment decreased by $29 million to $63 million in the second quarter of 2020 from $92 million in the second quarter of 2019, and our gross margin percentage was 20.5% in the second quarter of 2020 compared to 24.9% in the second quarter of 2019. The decrease in gross margin was due to a 15% decrease in average selling prices, which decreased gross margin by $53 million, and a 2% decrease in sales volume, which decreased gross margin by $3 million. These factors were partially offset by lower realized natural gas costs, which increased gross margin by $24 million, and a $3 million net decrease in other manufacturing and distribution costs.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales.    Net sales in our UAN segment decreased $82 million, or 13%, to $543 million in the six months ended June 30, 2020 from $625 million in the six months ended June 30, 2019 due to a 16% decrease in average selling prices, partially offset by a 3% increase in sales volume. Average selling prices decreased to $168 per ton in the six months ended June 30, 2020 compared to $199 per ton in the six months ended June 30, 2019, due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates and increased imports into the United States as trade flows adjust in response to the European Union anti-dumping duties. Additionally, high water levels and flooding in the first half of 2019 impacted shipping and logistics on inland rivers and reduced access to imports, which contributed to higher average selling prices in the first half of 2019. The increase in sales volume was due primarily to favorable weather that allowed greater fertilizer application during the spring of 2020 compared to 2019 and an increase in planted corn acres in the United States.
Cost of Sales.    Cost of sales in our UAN segment averaged $135 per ton in the six months ended June 30, 2020, a 10% decrease from $150 per ton in the six months ended June 30, 2019. The decrease was due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our UAN segment decreased by $48 million to $105 million in the six months ended June 30, 2020 from $153 million in the six months ended June 30, 2019, and our gross margin percentage was 19.3% in the six months ended June 30, 2020 compared to 24.5% in the six months ended June 30, 2019. The decrease in gross margin was due to a 16% decrease in average selling prices, which decreased gross margin by $100 million and a $16 million net increase in other manufacturing and distribution costs. These factors were partially offset by lower realized natural gas costs, which increased gross margin by $56 million, a 3% increase in sales volume, which increased gross margin by $8 million, and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2020.

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
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$118	$126	$(8)	(6)%	$234	$253	$(19)	(8)%
Cost of sales	91	94	(3)	(3)%	194	208	(14)	(7)%
Gross margin	$27	$32	$(5)	(16)%	$40	$45	$(5)	(11)%
Gross margin percentage	22.9%	25.4%	(2.5)%		17.1%	17.8%	(0.7)%
Sales volume by product tons (000s)	576	528	48	9%	1,123	1,029	94	9%
Sales volume by nutrient tons (000s)(1)	195	179	16	9%	379	345	34	10%
Average selling price per product ton	$205	$239	$(34)	(14)%	$208	$246	$(38)	(15)%
Average selling price per nutrient ton(1)	$605	$704	$(99)	(14)%	$617	$733	$(116)	(16)%
Gross margin per product ton	$47	$61	$(14)	(23)%	$36	$44	$(8)	(18)%
Gross margin per nutrient ton(1)	$138	$179	$(41)	(23)%	$106	$130	$(24)	(18)%
Depreciation and amortization	$25	$21	$4	19%	$51	$43	$8	19%
Unrealized net mark-to-market loss on natural gas derivatives	$1	$—	$1	N/M	$—	$—	$—	—%
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2020 Compared to Second Quarter of 2019
Net Sales.    Net sales in our AN segment decreased $8 million, or 6%, to $118 million in the second quarter of 2020 from $126 million in the second quarter of 2019 due to a 14% decrease in average selling prices, partially offset by a 9% increase in sales volume. Average selling prices decreased to $205 per ton in the second quarter of 2020 compared to $239 per ton in the second quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume increased due primarily to higher demand in Europe for agricultural applications and greater supply availability as a result of higher inventory levels entering the second quarter of 2020.
Cost of Sales.    Cost of sales in our AN segment averaged $158 per ton in the second quarter of 2020, an 11% decrease from $178 per ton in the second quarter of 2019. The decrease was due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our AN segment decreased $5 million, or 16%, to $27 million in the second quarter of 2020 from $32 million in the second quarter of 2019, and our gross margin percentage was 22.9% in the second quarter of 2020 compared to 25.4% in the second quarter of 2019. The decrease in gross margin was due to a 14% decrease in average selling prices, which decreased gross margin by $22 million and the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2020. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $11 million, a net decrease of $4 million in other manufacturing and distribution costs, and a 9% increase in sales volume, which increased gross margin by $3 million.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales.    Net sales in our AN segment decreased $19 million, or 8%, to $234 million in the six months ended June 30, 2020 from $253 million in the six months ended June 30, 2019 due primarily to a 15% decrease in average selling prices, partially offset by a 9% increase in sales volume. Average selling prices decreased to $208 per ton in the six months ended June 30, 2020 compared to $246 per ton in the six months ended June 30, 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to higher demand in Europe for agricultural applications and greater supply availability as a result of higher inventory levels entering the first quarter of 2020.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.     Cost of sales in our AN segment averaged $172 per ton in the six months ended June 30, 2020, a 15% decrease from $202 per ton in the six months ended June 30, 2019. The decrease was due primarily to lower realized natural gas costs and lower costs related to plant maintenance activity.
Gross Margin.    Gross margin in our AN segment decreased by $5 million, or 11%, to $40 million in the six months ended June 30, 2020 from $45 million in the six months ended June 30, 2019, and our gross margin percentage was 17.1% in the six months ended June 30, 2020 compared to 17.8% in the six months ended June 30, 2019. The decrease in gross margin was due to a 15% decrease in average selling prices, which decreased gross margin by $45 million. This factor was partially offset by a decrease in realized natural gas costs, which increased gross margin by $23 million, a net decrease of $11 million in other manufacturing and distribution costs, and a 9% increase in sales volume, which increased gross margin by $6 million.
Other Segment
Our Other segment primarily includes the following products:
•Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% or 50% high-purity urea and the remainder deionized water.
•Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.
•Nitric acid is a nitrogen-based industrial product.
•Compound fertilizer products (NPKs) are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$85	$101	$(16)	(16)%	$175	$189	$(14)	(7)%
Cost of sales	67	81	(14)	(17)%	141	159	(18)	(11)%
Gross margin	$18	$20	$(2)	(10)%	$34	$30	$4	13%
Gross margin percentage	21.2%	19.8%	1.4%		19.4%	15.9%	3.5%
Sales volume by product tons (000s)	538	599	(61)	(10)%	1,146	1,127	19	2%
Sales volume by nutrient tons (000s)(1)	108	121	(13)	(11)%	228	224	4	2%
Average selling price per product ton	$158	$169	$(11)	(7)%	$153	$168	$(15)	(9)%
Average selling price per nutrient ton(1)	$787	$835	$(48)	(6)%	$768	$844	$(76)	(9)%
Gross margin per product ton	$33	$33	$—	—%	$30	$27	$3	11%
Gross margin per nutrient ton(1)	$167	$165	$2	1%	$149	$134	$15	11%
Depreciation and amortization	$17	$19	$(2)	(11)%	$34	$36	$(2)	(6)%
Unrealized net mark-to-market gain (loss) on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2020 Compared to Second Quarter of 2019
Net Sales.    Net sales in our Other segment decreased by $16 million, or 16%, to $85 million in the second quarter of 2020 from $101 million in the second quarter of 2019 due to a 7% decrease in average selling prices and a 10% decrease in sales volume. The decrease in average selling prices is due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The decrease in sales volume is due primarily to a decrease in demand for urea liquor, DEF and nitric acid as a result of the COVID-19 pandemic.
Cost of Sales.    Cost of sales in our Other segment averaged $125 per ton in the second quarter of 2020, an 8% decrease from $136 per ton in the second quarter of 2019, due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our Other segment decreased by $2 million, or 10%, to $18 million in the second quarter of 2020 from $20 million in the second quarter of 2019, and our gross margin percentage was 21.2% in the second quarter of 2020 compared to 19.8% in the second quarter of 2019. The decrease in gross margin was due to a 7% decrease in average selling prices, which reduced gross margin by $6 million, and a 10% decrease in sales volume, which decreased gross

CF INDUSTRIES HOLDINGS, INC.

margin by $4 million. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $5 million, and a $3 million net decrease in other manufacturing and distribution costs.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales.    Net sales in our Other segment decreased by $14 million, or 7%, to $175 million in the six months ended June 30, 2020 from $189 million in the six months ended June 30, 2019 due to a 9% decrease in average selling prices, partially offset by a 2% increase in sales volume. The decrease in average selling prices is due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to higher NPK and DEF sales volumes, partially offset by lower nitric acid sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $123 per ton in the six months ended June 30, 2020, a 13% decrease from $141 per ton in the six months ended June 30, 2019 due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $4 million, or 13%, to $34 million in the six months ended June 30, 2020 from $30 million in the six months ended June 30, 2019, and our gross margin percentage was 19.4% in the six months ended June 30, 2020 compared to 15.9% in the six months ended June 30, 2019. The increase in gross margin was due to a decrease in realized natural gas costs, which increased gross margin by $12 million, and a $9 million net decrease in other manufacturing and distribution costs. These factors were partially offset by a 9% decrease in average selling prices, which reduced gross margin by $17 million.

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
As of June 30, 2020, our cash and cash equivalents balance was $563 million, an increase of $276 million from $287 million at December 31, 2019. At June 30, 2020, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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
Share Repurchase Program
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. During the first quarter of 2020, we repurchased approximately 2.6 million shares of CF Holdings common stock for $100 million. No shares were repurchased in the three months ended June 30, 2020. In the second quarter of 2020, we retired the approximately 2.6 million shares that were repurchased during the first quarter of 2020 under the 2019 Share Repurchase Program.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Shares repurchased in 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Second quarter	—	—
Total shares repurchased in 2020	2.6	100
Shares repurchased as of June 30, 2020	10.2	$437
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $119 million in the first six months of 2020 compared to $154 million in the first six months of 2019.
In light of the uncertainty caused by the COVID-19 pandemic, including uncertainty regarding the duration of government actions implemented to slow the spread of the virus and the safety precautions we have implemented to protect the health and well-being of all our employees, we continue to plan for a range of scenarios and have taken actions to defer certain non-essential capital activity. As a result, we currently anticipate that capital expenditures for the full year of 2020 will be approximately $350 million. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. All of these factors may also be influenced or exacerbated by the direct or indirect impacts of the COVID-19 pandemic.
Terra Amended Tax Returns
The Company completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, the Company determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 the Company amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In early 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns.
In early 2019, the IRS completed its examination of the Amended Tax Returns and submitted its audit reports and related refund claims to the Joint Committee on Taxation of the U.S. Congress (the Joint Committee). For purposes of its review, the Joint Committee separated the IRS audit reports into two separate matters: (i) an income tax related matter and (ii) a withholding tax matter.
In December 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter. Therefore, we expected to receive cash refunds in 2020. In the second quarter of 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter and we received IRS Notices indicating the amount of tax and interest to be refunded and received with respect to the withholding tax matter and the income tax matter.
As a result of these events, in the second quarter of 2020, we recognized $16 million of interest income and $16 million of income tax benefit, which consisted of the following:
•additional interest income of $16 million ($13 million, net of tax) related to both the income tax matter and the withholding tax matter,

CF INDUSTRIES HOLDINGS, INC.

•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the withholding tax matter, and
•an additional income tax benefit of $7 million related to the income tax matter.
We received income tax refunds, including interest, of $108 million relating to these matters in the second quarter of 2020, consisting of $68 million related to the income tax matter and $40 million related to the withholding tax matter. In July 2020, we received an additional $2 million related to the withholding tax matter, which finalizes these matters with the IRS. As a result of the finalization of the income tax matter and the withholding tax matter, all U.S. federal tax years commencing before January 1, 2012 are now closed.
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
As of June 30, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2020 or December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the six months ended June 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement providing for up to $145 million of letters of credit. As of June 30, 2020, approximately $126 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2020 and December 31, 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2020		December 31, 2019
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$747
5.150% due March 2034	5.279%	750	740	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	249	250	248
4.500% due December 2026	4.759%	750	739	750	739
Total long-term debt		$4,000	$3,959	$4,000	$3,957
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million and $10 million as of June 30, 2020 and December 31, 2019, respectively, and total deferred debt issuance costs were $32 million and $33 million as of June 30, 2020 and December 31, 2019, respectively.
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
Under the terms of the applicable indenture, the 2021 Notes and the 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes) are guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The subsidiary guarantors of the Senior Secured Notes currently consist of CFE, CFS, CF USA and CFIDF.
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

CF INDUSTRIES HOLDINGS, INC.

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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2020 and December 31, 2019, we had $8 million and $119 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 8.9 million MMBtus. As of December 31, 2019, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 41.1 million MMBtus.
Defined Benefit Pension Plans
We contributed $13 million to our pension plans during the six months ended June 30, 2020. Over the remainder of 2020, we expect to contribute an additional $28 million to our pension plans, or a total of approximately $41 million for the full year 2020.
Distribution to Noncontrolling Interest in CFN
On July 31, 2020, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2020 in accordance with CFN’s limited liability company agreement. On July 31, 2020, CFN distributed $86 million to CHS for the distribution period ended June 30, 2020.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2020 was $718 million, an increase of $25 million compared to $693 million in the first six months of 2019. The increase in cash flow from operations was impacted by favorable changes in net working capital, with increases across all major categories of working capital, partially offset by lower net

CF INDUSTRIES HOLDINGS, INC.

earnings. During the first six months of 2020, net changes in working capital contributed $77 million to cash flow from operations, while in the first six months of 2019 net changes in working capital reduced net cash flow from operations by $244 million. As further described under Terra Amended Tax Returns above, we received income tax refunds, including interest, of $108 million in the first six months of 2020 related to the finalization of the amended U.S. tax returns related to Terra. These refunds offset cash tax payments and contributed to the net increase in working capital in the first six months of 2020. We expect to be a domestic net cash tax payer going forward.
Investing Activities
Net cash used in investing activities was $117 million in the first six months of 2020 as compared to $91 million in the first six months of 2019. Net cash used in investing activities in the first six months of 2019 included proceeds of $55 million related to the sale of our Pine Bend facility. During the first six months of 2020, capital expenditures totaled $119 million compared to $154 million in the first six months of 2019. The decrease in capital expenditures in 2020 was due primarily to actions taken to defer certain non-essential capital project activity as a result of the COVID-19 pandemic and an increase in maintenance activity.
Financing Activities
Net cash used in financing activities was $323 million in the first six months of 2020 compared to net cash used in financing activities of $426 million in the same period of 2019. Dividends paid on common stock during the six months ended June 30, 2020 and 2019 were $129 million and $133 million, respectively. In the first six months of 2020, we spent $100 million to repurchase shares of common stock compared to $209 million in the first six months of 2019, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. Distributions to noncontrolling interest totaled $88 million in the first six months of 2020 as compared to $86 million in the first six months of 2019.
Contractual Obligations
During the six months ended June 30, 2020, except for the borrowing and repayment of $500 million under the Revolving Credit Agreement, there were no material changes outside the ordinary course of business to our contractual obligations described under the heading “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first six months of 2020.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020, and Part II, Item 1A of this Quarterly Report on Form 10-Q. Such factors include, among others:
•the impact of the novel coronavirus disease 2019 (COVID-19) pandemic, including measures taken by governmental authorities to slow the spread of the virus, on our business and operations;
•the cyclical nature of our business and the impact of global supply and demand on our selling prices;
•the global commodity nature of our fertilizer products, the conditions in the international market for nitrogen products, and the intense global competition from other fertilizer producers;
•conditions in the United States, Europe and other agricultural areas;
•the volatility of natural gas prices in North America and Europe;
•difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;
•reliance on third party providers of transportation services and equipment;
•the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;
•our ability to manage our indebtedness and any additional indebtedness that may be incurred;
•our ability to maintain compliance with covenants under our revolving credit agreement and the agreements governing our indebtedness;
•downgrades of our credit ratings;
•risks associated with cyber security;
•weather conditions;
•risks associated with changes in tax laws and disagreements with taxing authorities;
•our reliance on a limited number of key facilities;
•potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;
•future regulatory restrictions and requirements related to greenhouse gas emissions;
•risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;
•the seasonality of the fertilizer business;
•the impact of changing market conditions on our forward sales programs;
•risks involving derivatives and the effectiveness of our risk measurement and hedging activities;
•risks associated with the operation or management of the CHS strategic venture, risks and uncertainties relating to the market prices of the fertilizer products that are the subject of our supply agreement with CHS over the life of the supply agreement, and the risk that any challenges related to the CHS strategic venture will harm our other business relationships;
•risks associated with our PLNL joint venture;
•acts of terrorism and regulations to combat terrorism;
•risks associated with international operations; and
•deterioration of global market and economic conditions.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2020, we had natural gas fixed price swaps and basis swaps covering certain periods through March 2021.
As of June 30, 2020 and December 31, 2019, we had open derivative contracts for 8.9 million MMBtus and 41.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2020 would result in a favorable change in the fair value of these derivative positions of $9 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $9 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of June 30, 2020, we had six series of senior notes totaling $4.00 billion of principal outstanding with maturity dates of December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2020, the carrying value and fair value of our senior notes was approximately $3.96 billion and $4.28 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2020, or December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the six months ended June 30, 2019.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over three hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be set for trial in 2021. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1A.    RISK FACTORS.
The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020. These risks, along with those previously disclosed, could materially adversely affect our business, financial condition, results of operations or cash flows.

Our business and operations may be adversely affected by the COVID-19 pandemic.
The outbreak and pandemic of the coronavirus disease 2019 (COVID-19) could have a material and adverse effect on our business, financial condition, results of operations or cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Even though our business operations are designated as part of the critical infrastructure by the United States, United Kingdom and Canadian governments and the specific state and provincial governments in which we operate, these measures have impacted and may further impact all or portions of our workforce and operations. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions, we may be unable to meet customer demand or perform fully under our contracts.
In addition, our customers, suppliers and third party service providers, including transportation providers, have been, or may be in the future, affected by COVID-19, including the impact of measures taken by federal and local governments to slow the spread of the virus. Any negative impacts on our customers, suppliers and third party service providers could negatively impact our business, financial condition, results of operations or cash flows. For example, global demand for nitrogen for industrial use has been negatively affected by the pandemic, and we expect this to continue as long as economic activity remains low due to the impacts of the pandemic. Restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows.
The COVID-19 pandemic has reduced and may further reduce the demand for energy, including crude oil, as well as natural gas and coal, which are nitrogen feedstocks. Reduced demand for nitrogen feedstocks has reduced and could further reduce the cost of nitrogen production outside of North America, increasing global nitrogen supply and reducing the market prices of our products. Lower demand for crude oil could also reduce the supply and therefore increase the cost of natural gas, which is the principal raw material used in our production of nitrogen fertilizers. In addition, lower crude oil prices, and a reduced demand for gasoline resulting from actions to slow the spread of COVID-19, have reduced and could further reduce ethanol production and therefore negatively impact the demand for corn, which is a significant factor driving customer demand for our nitrogen fertilizers. The pandemic has also disrupted traditional food supply chains, which may have a material impact on livestock and food demand, including the demand for corn. Each of these consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.
While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three and six months ended June 30, 2020, we are unable to predict the ultimate impact it may have on our business, financial condition, results of operations or cash flows. The extent to which our operations may be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread of the virus, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak. The pandemic has significantly increased global market uncertainty and caused an economic slowdown, which has resulted in a global recession. Persistent weakness in economic activity caused by a deterioration of global market and economic conditions could materially adversely affect our business, financial condition, results of operations or cash flows.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2020.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2020 - April 30, 2020	116	$25.77	—	$563,407
May 1, 2020 - May 31, 2020	25,290	27.67	—	563,407
June 1, 2020 - June 30, 2020	677	32.98	—	563,407
Total	26,083	$27.80	—
_______________________________________________________________________________
(1)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and the exercise of nonqualified stock options.
(2)On February 13, 2019, our Board of Directors authorized management to repurchase CF Holdings common stock for a total expenditure of up to $1 billion through December 31, 2021 (the 2019 Stock Repurchase Program). This program is discussed in Note 14—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 52 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements
104	Cover Page Interactive Data File (included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 6, 2020	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2020	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)