Form 10-Q
period 2020-09-30
CF Industries Holdings, Inc.
filed 2020-11-05
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
213,916,195 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at November 2, 2020.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net sales	$847	$1,038	$3,022	$3,541
Cost of sales	764	810	2,401	2,594
Gross margin	83	228	621	947
Selling, general and administrative expenses	49	56	154	176
Other operating—net	(4)	(30)	8	(63)
Total other operating costs and expenses	45	26	162	113
Equity in earnings (losses) of operating affiliate	2	(14)	8	(6)
Operating earnings	40	188	467	828
Interest expense	48	63	141	182
Interest income	—	(4)	(18)	(12)
Other non-operating—net	1	(4)	(2)	(7)
(Loss) earnings before income taxes	(9)	133	346	665
Income tax (benefit) provision	(13)	19	33	113
Net earnings	4	114	313	552
Less: Net earnings attributable to noncontrolling interest	32	49	83	114
Net (loss) earnings attributable to common stockholders	$(28)	$65	$230	$438
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.13)	$0.29	$1.07	$1.98
Diluted	$(0.13)	$0.29	$1.07	$1.97
Weighted-average common shares outstanding:
Basic	213.9	219.0	215.0	221.2
Diluted	213.9	220.7	215.3	222.5
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Net earnings	$4	$114	$313	$552
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	41	(32)	(30)	(8)
Defined benefit plans—net of taxes	(3)	2	8	5
	38	(30)	(22)	(3)
Comprehensive income	42	84	291	549
Less: Comprehensive income attributable to noncontrolling interest	32	49	83	114
Comprehensive income attributable to common stockholders	$10	$35	$208	$435
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$553	$287
Accounts receivable—net	234	242
Inventories	298	351
Prepaid income taxes	53	71
Other current assets	33	23
Total current assets	1,171	974
Property, plant and equipment—net	7,724	8,170
Investment in affiliate	86	88
Goodwill	2,357	2,365
Operating lease right-of-use assets	284	280
Other assets	309	295
Total assets	$11,931	$12,172
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$424	$437
Income taxes payable	3	1
Customer advances	143	119
Current operating lease liabilities	93	90
Other current liabilities	18	18
Total current liabilities	681	665
Long-term debt	3,960	3,957
Deferred income taxes	1,201	1,246
Operating lease liabilities	195	193
Other liabilities	419	474
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2020—213,937,036 shares issued and 2019—216,023,826 shares issued	2	2
Paid-in capital	1,308	1,303
Retained earnings	1,905	1,958
Treasury stock—at cost, 2020—27,392 shares and 2019—0 shares	(1)	—
Accumulated other comprehensive loss	(388)	(366)
Total stockholders’ equity	2,826	2,897
Noncontrolling interest	2,649	2,740
Total equity	5,475	5,637
Total liabilities and equity	$11,931	$12,172
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2020	$2	$—	$1,300	$1,997	$(426)	$2,873	$2,703	$5,576
Net (loss) earnings	—	—	—	(28)	—	(28)	32	4
Other comprehensive income	—	—	—	—	38	38	—	38
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	1	—	—	1	—	1
Stock-based compensation expense	—	—	7	—	—	7	—	7
Cash dividends ($0.30 per share)	—	—	—	(64)	—	(64)	—	(64)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(86)	(86)
Balance as of September 30, 2020	$2	$(1)	$1,308	$1,905	$(388)	$2,826	$2,649	$5,475

Balance as of December 31, 2019	$2	$—	$1,303	$1,958	$(366)	$2,897	$2,740	$5,637
Net earnings	—	—	—	230	—	230	83	313
Other comprehensive loss	—	—	—	—	(22)	(22)	—	(22)
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Retirement of treasury stock	—	107	(17)	(90)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(10)	—	—	—	(10)	—	(10)
Issuance of $0.01 par value common stock under employee stock plans	—	2	2	—	—	4	—	4
Stock-based compensation expense	—	—	20	—	—	20	—	20
Cash dividends ($0.90 per share)	—	—	—	(193)	—	(193)	—	(193)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(174)	(174)
Balance as of September 30, 2020	$2	$(1)	$1,308	$1,905	$(388)	$2,826	$2,649	$5,475
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(in millions)
Operating Activities:
Net earnings	$313	$552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	662	663
Deferred income taxes	(74)	116
Stock-based compensation expense	20	24
Unrealized net (gain) loss on natural gas derivatives	(12)	3
Unrealized loss on embedded derivative	2	3
Loss (gain) on disposal of property, plant and equipment	14	(43)
Undistributed (earnings) losses of affiliate—net of taxes	(2)	3
Changes in:
Accounts receivable—net	7	(79)
Inventories	29	17
Accrued and prepaid income taxes	50	12
Accounts payable and accrued expenses	(42)	(67)
Customer advances	25	35
Other—net	(51)	(36)
Net cash provided by operating activities	941	1,203
Investing Activities:
Additions to property, plant and equipment	(206)	(297)
Proceeds from sale of property, plant and equipment	2	71
Distribution received from unconsolidated affiliate	1	—
Insurance proceeds for property, plant and equipment	2	15
Net cash used in investing activities	(201)	(211)
Financing Activities:
Proceeds from short-term borrowings	500	—
Repayments of short-term borrowings	(500)	—
Dividends paid on common stock	(193)	(200)
Distributions to noncontrolling interest	(174)	(186)
Purchases of treasury stock	(100)	(280)
Issuances of common stock under employee stock plans	4	17
Shares withheld for taxes	(10)	(4)
Net cash used in financing activities	(473)	(653)
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Increase in cash and cash equivalents	266	337
Cash and cash equivalents at beginning of period	287	682
Cash and cash equivalents at end of period	$553	$1,019
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are a leading global manufacturer of hydrogen and nitrogen products for clean energy, emissions abatement, fertilizer, and other industrial applications. We operate manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage and sustainably grow our hydrogen and nitrogen platform to serve customers and create long-term shareholder value. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our principal nitrogen fertilizer products are anhydrous ammonia (ammonia), granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
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

3.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and nine months ended September 30, 2020 and 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2020
North America	$116	$222	$221	$41	$56	$656
Europe and other	49	27	27	68	20	191
Total revenue	$165	$249	$248	$109	$76	$847
Three months ended September 30, 2019
North America	$152	$289	$278	$41	$63	$823
Europe and other	35	38	31	95	16	215
Total revenue	$187	$327	$309	$136	$79	$1,038

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Nine months ended September 30, 2020
North America	$614	$865	$739	$138	$171	$2,527
Europe and other	108	50	52	205	80	495
Total revenue	$722	$915	$791	$343	$251	$3,022
Nine months ended September 30, 2019
North America	$755	$1,037	$866	$141	$190	$2,989
Europe and other	92	66	68	248	78	552
Total revenue	$847	$1,103	$934	$389	$268	$3,541

As of September 30, 2020 and December 31, 2019, we had $143 million and $119 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2020 and 2019, substantially all of the customer advances on our consolidated balance sheet at the beginning of each respective period were recognized as revenue.

CF INDUSTRIES HOLDINGS, INC.

We offer cash incentives to certain customers that do not provide an option to the customer for additional product. The balances of customer incentives accrued at September 30, 2020 and December 31, 2019 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of September 30, 2020, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $892 million. We expect to recognize approximately 13% of these performance obligations as revenue in the remainder of 2020, approximately 49% as revenue during 2021 and 2022, and approximately 38% as revenue during 2023 and 2024. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under these contracts, in the aggregate, is approximately $225 million as of September 30, 2020. We monitor the ability of our customers to meet their purchase obligations, which could be impacted by the ongoing coronavirus disease 2019 (COVID-19) pandemic. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2019 were satisfied in 2020.

4.   Net (Loss) Earnings Per Share
Net (loss) earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net (loss) earnings attributable to common stockholders	$(28)	$65	$230	$438
Basic (loss) earnings per common share:
Weighted-average common shares outstanding	213.9	219.0	215.0	221.2
Net (loss) earnings attributable to common stockholders	$(0.13)	$0.29	$1.07	$1.98
Diluted (loss) earnings per common share:
Weighted-average common shares outstanding	213.9	219.0	215.0	221.2
Dilutive common shares—stock-based awards	—	1.7	0.3	1.3
Diluted weighted-average shares outstanding	213.9	220.7	215.3	222.5
Net (loss) earnings attributable to common stockholders	$(0.13)	$0.29	$1.07	$1.97
Diluted earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 3.1 million and 3.3 million in the three and nine months ended September 30, 2020, respectively, and 1.4 million and 1.5 million in the three and nine months ended September 30, 2019, respectively.

5.   Inventories
Inventories consist of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Finished goods	$259	$311
Raw materials, spare parts and supplies	39	40
Total inventories	$298	$351

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Land	$67	$71
Machinery and equipment	12,389	12,338
Buildings and improvements	891	890
Construction in progress	307	236
Property, plant and equipment(1)	13,654	13,535
Less: Accumulated depreciation and amortization	5,930	5,365
Property, plant and equipment—net	$7,724	$8,170
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, we had property, plant and equipment that was accrued but unpaid of approximately $73 million and $42 million, respectively. As of September 30, 2019 and December 31, 2018, we had property, plant and equipment that was accrued but unpaid of $61 million and $48 million, respectively.
Depreciation and amortization related to property, plant and equipment was $207 million and $650 million for the three and nine months ended September 30, 2020, respectively, and $218 million and $648 million for the three and nine months ended September 30, 2019, respectively.
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
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2020	2019
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$246	$252
Additions	68	94
Depreciation	(77)	(85)
Effect of exchange rate changes	(2)	—
Ending balance	$235	$261
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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2020 and December 31, 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2019	$587	$828	$576	$302	$72	$2,365
Effect of exchange rate changes	(1)	—	—	(6)	(1)	(8)
Balance as of September 30, 2020	$586	$828	$576	$296	$71	$2,357

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$128	$(49)	$79	$131	$(45)	$86
Trade names	31	(8)	23	31	(7)	24
Total intangible assets	$159	$(57)	$102	$162	$(52)	$110
Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $2 million and $6 million for the three and nine months ended September 30, 2020, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2019, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2020 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2020	$2
2021	8
2022	8
2023	8
2024	8
2025	8

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
As of September 30, 2020, the total carrying value of our equity method investment in PLNL was $86 million, $43 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 13 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.

CF INDUSTRIES HOLDINGS, INC.

We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $14 million and $37 million for the three and nine months ended September 30, 2020, respectively, and $12 million and $46 million for the three and nine months ended September 30, 2019, respectively.
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
During the third quarter of 2019, the Trinidadian government offered a tax amnesty period that provided taxpayers the opportunity to pay any prior year tax obligations and avoid accumulated interest or penalties. During the tax amnesty period, PLNL evaluated the proposed assessment, including considering the outcome of certain recent legal cases involving other taxpayers. As a result of this evaluation, in the third quarter of 2019, PLNL paid withholding tax to the Board of Inland Revenue under the amnesty program for tax years back to 2011, and recognized a charge for $32 million. Our 50% share of PLNL’s tax charge is $16 million, which reduced our equity in earnings of operating affiliate for the three and nine months ended September 30, 2019.

9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$100	$—	$—	$100
Cash equivalents:
U.S. and Canadian government obligations	439	—	—	439
Other debt securities	14	—	—	14
Total cash and cash equivalents	$553	$—	$—	$553
Nonqualified employee benefit trusts	16	3	—	19

	December 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$59	$—	$—	$59
Cash equivalents:
U.S. and Canadian government obligations	211	—	—	211
Other debt securities	17	—	—	17
Total cash and cash equivalents	$287	$—	$—	$287
Nonqualified employee benefit trusts	17	2	—	19
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2020 and December 31, 2019 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$453	$453	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Embedded derivative liability	(22)	—	(22)	—

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$228	$228	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(20)	—	(20)	—
Cash Equivalents
As of September 30, 2020 and December 31, 2019, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of September 30, 2020 and December 31, 2019, the embedded derivative liability of $22 million and $20 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statements of operations for the nine months ended September 30, 2020 and 2019 is a net loss of $2 million and $3 million, respectively.
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
See Note 13—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$3,960	$4,582	$3,957	$4,295
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

CF INDUSTRIES HOLDINGS, INC.

10.   Income Taxes
For the three months ended September 30, 2020, we recorded an income tax benefit of $13 million on a pre-tax loss of $9 million, or an effective tax rate of 155.0%, compared to an income tax provision of $19 million on pre-tax income of $133 million, or an effective tax rate of 14.6%, for the three months ended September 30, 2019.
For the nine months ended September 30, 2020, we recorded an income tax provision of $33 million on pre-tax income of $346 million or an effective tax rate of 9.4%, compared to an income tax provision of $113 million on pre-tax income of $665 million, or an effective tax rate of 17.1%, for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is further described below. For the nine months ended September 30, 2019, our income tax provision included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2020 of 155.0%, which is based on a pre-tax loss of $9 million, including $32 million of earnings attributable to the noncontrolling interest, would be 121.6 percentage points lower if based on pre-tax loss exclusive of the $32 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2019 of 14.6%, which is based on pre-tax income of $133 million, including $49 million attributable to the noncontrolling interest, would be 8.5 percentage points higher if based on pre-tax income exclusive of the $49 million attributable to the noncontrolling interest.
Our effective tax rate for the nine months ended September 30, 2020 of 9.4%, which is based on pre-tax income of $346 million, including $83 million attributable to the noncontrolling interest, would be 3.0 percentage points higher if based on pre-tax income exclusive of the $83 million attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2019 of 17.1%, which is based on pre-tax income of $665 million, including $114 million attributable to the noncontrolling interest, would be 3.5 percentage points higher if based on pre-tax income exclusive of the $114 million attributable to the noncontrolling interest. See Note 13—Noncontrolling Interest for additional information.
During the third quarter of 2020, as a result of an intercompany transaction with a foreign affiliate, we recognized a capital loss, which we will carry forward, and for which we recorded a deferred tax asset of approximately $90 million. However, as the foreign affiliate has operations that do not normally generate capital gains and no practical plans to do so in the future, we established a full valuation allowance of approximately $90 million against the deferred tax asset. As a result, there was no net impact on our income tax provision.
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

CF INDUSTRIES HOLDINGS, INC.

In early 2019, the IRS completed its examination of the Amended Tax Returns and submitted its audit reports and related refund claims to the Joint Committee on Taxation of the U.S. Congress (the Joint Committee). For purposes of its review, the Joint Committee separated the IRS audit reports into two separate matters: (i) an income tax related matter and (ii) a withholding tax matter.
In late 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter. Therefore, we expected to receive cash refunds in 2020. In addition, as a result of this settlement and the finalization of carryover impacts of this audit settlement on other tax periods, we reduced our liability for unrecognized tax benefits by $19 million and recorded a corresponding deferred income tax liability in the first quarter of 2020. In the second quarter of 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter and we received IRS Notices indicating the amount of tax and interest to be refunded and received with respect to the withholding tax matter and the income tax matter.
As a result of these events, in the second quarter of 2020, we recognized $16 million of interest income and $16 million of income tax benefit, which consisted of the following:
•additional interest income of $16 million ($13 million, net of tax) related to both the income tax matter and the withholding tax matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the withholding tax matter, and
•an additional income tax benefit of $7 million related to the income tax matter.
We received income tax refunds, including interest, of $108 million relating to these matters in the second quarter of 2020, consisting of $68 million related to the income tax matter and $40 million related to the withholding tax matter. In the third quarter of 2020, we received an additional $2 million related to the withholding tax matter, which finalized these matters with the IRS. As a result of the finalization of the income tax matter and the withholding tax matter, all U.S. federal tax years commencing before January 1, 2012 are now closed.
Canada Revenue Agency Notices of Reassessment
In 2016, the Canada Revenue Agency (CRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage allocations. The tax assessments totaled CAD $174 million (or approximately $131 million), including provincial taxes but excluding any interest or penalties. We filed a Notice of Objection with respect to the Notices of Reassessment with the CRA and we have posted a CAD $98 million bond (or approximately $74 million) in lieu of paying the additional tax liability assessed. In 2017, we made a request with United States Competent Authority (USCA) to include the Company’s dispute with CRA for consideration under the bilateral settlement provisions of the US-Canada Tax Treaty (the Treaty). We also filed a companion request with Canadian Competent Authority (CASD) since this matter ultimately involves the allocation of profits and deductions between Canada and the United States. In 2018, the matter was accepted for consideration under the bilateral settlement provisions of the Treaty by both countries.
Under the Treaty, USCA and CASD have two years from the commencement of discussions to reach a settlement or the matter can be referred to binding arbitration under the provisions of the Treaty. This period has been extended to expire in December 2020, and it could be further extended if agreed upon by both parties. The Company does not expect that resolution of this matter will result in a material net tax liability, because the Company would be entitled to an offsetting U.S. foreign tax credit for any incremental Canadian tax paid. Upon resolution of this matter, interest would be assessed based upon the amount of tax due. Similarly, the Company would be entitled to receive interest on the offsetting reduction in tax due to the foreign tax credit. Due to uncertainty in how each taxing authority would apply their interest calculation rules, we are not able to predict the net amount of interest that we would pay to or receive from the taxing authorities.

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest on borrowings(1)	$46	$57	$139	$171
Fees on financing agreements(1)	2	4	6	10
Interest on tax liabilities(2)	—	3	(4)	3
Interest capitalized	—	(1)	—	(2)
Total interest expense	$48	$63	$141	$182
_______________________________________________________________________________
(1)See Note 12—Financing Agreements for additional information.
(2)Interest on tax liabilities for the nine months ended September 30, 2020 consists of a reduction in interest accrued on the reserve for unrecognized tax benefits.

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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds, and bear interest at a per annum rate equal to, at our option, an applicable eurocurrency rate or base rate plus, in either case, a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS), CF USA Holdings, LLC (CF USA) and CF Industries Distribution Facilities, LLC (CFIDF).
As of September 30, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2019. In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets caused by the COVID-19 pandemic, which we repaid in April 2020. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the nine months ended September 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement providing for up to $145 million of letters of credit. As of September 30, 2020, approximately $126 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2020 and December 31, 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2020		December 31, 2019
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$747
5.150% due March 2034	5.279%	750	741	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	249	250	248
4.500% due December 2026	4.759%	750	739	750	739
Total long-term debt		$4,000	$3,960	$4,000	$3,957
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million and $10 million as of September 30, 2020 and December 31, 2019, respectively, and total deferred debt issuance costs were $31 million and $33 million as of September 30, 2020 and December 31, 2019, respectively.
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

	2020	2019
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,740	$2,773
Earnings attributable to noncontrolling interest	83	114
Declaration of distributions payable	(174)	(186)
Balance as of September 30	$2,649	$2,701
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	174	186
Distributions to noncontrolling interest	(174)	(186)
Balance as of September 30	$—	$—
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
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the nine months ended September 30, 2019, we repurchased approximately 5.7 million shares under the 2019 Share Repurchase Program for $250 million, of which $2 million was accrued and unpaid at September 30, 2019. In the first quarter of 2020, we repurchased approximately 2.6 million shares of CF Holdings common stock under the 2019 Share Repurchase Program for $100 million, which we retired in the second quarter of 2020. No shares were repurchased under the 2019 Share Repurchase Program in the second or third quarter of 2020. At September 30, 2020, we held 27,392 shares of treasury stock.
The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Total shares repurchased in 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Shares repurchased as of September 30, 2020	10.2	$437

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2018	$(250)	$5	$(126)	$(371)
Gain arising during the period	—	—	5	5
Reclassification to earnings(1)	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	(8)	—	1	(7)
Balance as of September 30, 2019	$(258)	$5	$(121)	$(374)

Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Gain arising during the period	—	—	1	1
Reclassification to earnings(1)	—	—	5	5
Effect of exchange rate changes and deferred taxes	(30)	—	2	(28)
Balance as of September 30, 2020	$(218)	$5	$(175)	$(388)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2020 and 2019 were not material.

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
We reached a settlement with the EPA and the United States Department of Justice to resolve the Plant City Clean Air Act matter, and executed a final stipulation of settlement that was approved by the United States District Court for the Middle District of Florida on August 5, 2020. The settlement required us to pay a civil penalty of $550,000 to the United States, but did not include any required injunctive relief or other corrective actions.
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
Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2020 and 2019 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended September 30, 2020
Net sales	$165	$249	$248	$109	$76	$847
Cost of sales	174	183	237	96	74	764
Gross margin	$(9)	$66	$11	$13	$2	83
Total other operating costs and expenses						45
Equity in earnings of operating affiliate						2
Operating earnings						$40

Three months ended September 30, 2019
Net sales	$187	$327	$309	$136	$79	$1,038
Cost of sales	188	207	250	100	65	810
Gross margin	$(1)	$120	$59	$36	$14	228
Total other operating costs and expenses						26
Equity in losses of operating affiliate						(14)
Operating earnings						$188

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Nine months ended September 30, 2020
Net sales	$722	$915	$791	$343	$251	$3,022
Cost of sales	609	612	675	290	215	2,401
Gross margin	$113	$303	$116	$53	$36	621
Total other operating costs and expenses						162
Equity in earnings of operating affiliate						8
Operating earnings						$467

Nine months ended September 30, 2019
Net sales	$847	$1,103	$934	$389	$268	$3,541
Cost of sales	654	686	722	308	224	2,594
Gross margin	$193	$417	$212	$81	$44	947
Total other operating costs and expenses						113
Equity in losses of operating affiliate						(6)
Operating earnings						$828
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
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 24, 2020, as well as Item 1. Financial Statements in this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
◦Our Company
◦Market Conditions and Current Developments
◦Financial Executive Summary
◦Items Affecting Comparability of Results
•Consolidated Results of Operations
◦Third Quarter of 2020 Compared to Third Quarter of 2019
◦Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements

Overview of CF Holdings
Our Company
We are a leading global manufacturer of hydrogen and nitrogen products for clean energy, emissions abatement, fertilizer, and other industrial applications. We operate manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage and sustainably grow our hydrogen and nitrogen platform to serve customers and create long-term shareholder value. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our principal nitrogen fertilizer products are anhydrous ammonia (ammonia), granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
Our principal assets as of September 30, 2020 include:
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
Market Conditions and Current Developments
COVID-19 Pandemic
In March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019 (COVID-19) as a pandemic. Since that time, efforts to slow the spread of COVID-19 have intensified. A number of countries, as well as certain states and cities within the United States, have continued to enact temporary closures of businesses, to issue shelter in place or quarantine orders, and to take other restrictive measures in response to the pandemic.
Due to the use of fertilizer products in crop production, our business operations have been designated as part of the critical infrastructure by the United States and as essential businesses in the United Kingdom and Canada, with corresponding designations for those states and provinces in which we operate that have issued restrictive orders. As a result, our manufacturing complexes continued to operate during the first nine months of 2020 and have continued to operate through the date of this report. Our production of ammonia, the basic building block for our products, was 7.6 million tons in both the first nine months of 2020 and the first nine months of 2019. Through the date of this filing, we have continued to ship products by all modes of transportation to our customers, and we have not experienced any significant delays in marine, rail or truck transportation services due to the pandemic.
In the first nine months of 2020, we did not experience a meaningful impact in customer demand as a result of the COVID-19 pandemic. Our total volume of products shipped in the first nine months of 2020 of 14.8 million tons was 2% higher compared to 14.6 million tons in the first nine months of 2019.
In response to the pandemic, we instituted safety precautions early in the year to protect the health and well-being of all of our employees, including the manufacturing workforce who operate our nitrogen complexes and distribution facilities. These safety measures included installing thermal temperature checks at each of our sites for all personnel, including contractors, who arrive at our sites, adjusting schedules to support social distancing, including changes to loading and shipping procedures, maintaining a close contact log for employees, self-quarantine logs, requiring face coverings on site, restricting visitor access, and implementing enhanced cleaning protocols and travel restrictions for employees. We also paid approximately $19 million of bonuses to our operational workforce under a special COVID-19 bonus program, which concluded in June. In addition, since mid-March 2020, the majority of our non-operational personnel at our sites who work in administrative and operational support functions have worked remotely in order to maintain social distancing following governmental guidelines. These administrative and operational support functions have operated effectively during this period, meeting our commitments to our customers and continuing to manage our business without interruption. We have not furloughed any employees or instituted any reductions in pay or benefits or other significant cost containment measures due to the pandemic.
We participate in a global market, which includes a global supply chain and customer base. The long-term effects of the COVID-19 pandemic are unclear and could adversely affect our business in the future. We have operated our business in a remote working environment and could continue to do so for an extended duration, if necessary. However, if the pandemic were to impact a large portion of our workforce in any one location, we might need to idle that facility temporarily, which could have an impact on our business operations, profitability and cash flow. The impact of the COVID-19 pandemic is fluid and continues to evolve. As a result, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will be impacted by the pandemic in the future.
Sales Volume
There was strong demand for fertilizer in the first nine months of 2020 as we shipped 14.8 million tons of product compared to 14.6 million tons in the first nine months of 2019. Our shipments can shift between quarters due primarily to shifts in weather patterns that impact fertilizer applications. In the third quarter of 2020, our sales volumes were lower across most of our major products compared to the third quarter of 2019. In 2019, weather-related delays in the fertilizer application season resulted in delayed shipments from the second quarter into the third quarter of 2019. Additionally, we experienced lower supply availability of granular urea and AN in the third quarter of 2020 due to plant turnaround and maintenance activity. However, we experienced greater supply availability of ammonia, and, as a result, we shipped higher sales volumes of ammonia in the third quarter of 2020 compared to the third quarter of 2019 despite this seasonally slow time of year.

CF INDUSTRIES HOLDINGS, INC.

In the three months ended September 30, 2020, sales volume was 4.7 million product tons compared to sales volume of 4.8 million product tons for three months ended September 30, 2019. This decrease in sales volume resulted in a decrease in net sales of approximately $6 million. Sales volumes in our granular urea, UAN and AN segments decreased in the third quarter of 2020 compared to the third quarter of 2019, partially offset by an increase in sales volumes in our ammonia and Other segments.
In the nine months ended September 30, 2020, sales volume was 14.8 million product tons, an increase of 2%, compared to sales volume of 14.6 million product tons for the nine months ended September 30, 2019. This increase in sales volume resulted in an increase in net sales of approximately $67 million. Sales volumes in our ammonia, AN, UAN and Other segments increased in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, partially offset by a decrease in sales volume in our granular urea segment.
Selling Prices
The third quarter is typically the slowest quarter for our business due to the seasonal nature of fertilizer applications in the Northern Hemisphere, which can also impact selling prices as seasonality impacts the supply and demand balance for our products. The selling prices for all products were lower in the third quarter of 2020 than the third quarter of 2019 as global energy prices remained low, driving higher global nitrogen operating rates and the resulting additional global supply availability. In the third quarter of 2020, the average selling price for our products was $179 per ton, a decrease of 18% compared to $218 per ton in the third quarter of 2019. This resulted in a decrease in net sales of approximately $185 million.
In the nine months ended September 30, 2020, the average selling price for our products was $204 per ton, or 16% lower compared to $243 per ton for the nine months ended September 30, 2019. This resulted in a decrease in net sales of approximately $586 million.
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately one-third of our production costs.
Most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined over the last decade, but are subject to volatility. Natural gas prices during the first nine months of 2020 were lower on average than in the first nine months of 2019, due in part to reduced energy demand as a result of the COVID-19 pandemic, partially offset by reductions in supply. The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended September 30, 2020 was $1.95 per MMBtu compared to $2.33 per MMBtu for the three months ended September 30, 2019, a decrease of 16%. The average daily market price at the Henry Hub for the nine months ended September 30, 2020 was $1.82 per MMBtu compared to $2.57 per MMBtu for the nine months ended September 30, 2019, a decrease of 29%.
We also have manufacturing facilities located in the United Kingdom. Production costs for these facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The price of natural gas in the United Kingdom declined throughout the first nine months of 2020 as a result of increased availability of liquefied natural gas in the global market as well as the global economic downturn related to the COVID-19 pandemic. The average daily market price of natural gas at NBP for the three months ended September 30, 2020 was $2.69 per MMBtu compared to $3.42 per MMBtu for the three months ended September 30, 2019, a decrease of 21%. The average daily market price at NBP for the nine months ended September 30, 2020 was $2.49 per MMBtu compared to $4.56 per MMBtu for the nine months ended September 30, 2019, a decrease of 45%.
Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 15% to $1.91 per MMBtu in the three months ended September 30, 2020 from $2.24 per MMBtu in the three months ended September 30, 2019, which resulted in an increase in gross margin of approximately $30 million. Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, decreased 26% to $2.11 per MMBtu in the nine months ended September 30, 2020 from $2.86 per MMBtu in the nine months ended September 30, 2019, which resulted in an increase in gross margin of approximately $213 million.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported a net loss attributable to common stockholders of $28 million for the three months ended September 30, 2020 compared to net earnings attributable to common stockholders of $65 million for the three months ended September 30, 2019, a decrease in net earnings of $93 million. The decrease in net earnings was due primarily to lower selling prices, which reduced gross margin, partially offset by a lower income tax provision.
Gross margin decreased by $145 million in the third quarter of 2020 to $83 million as compared to $228 million in the third quarter of 2019. The decrease in gross margin was primarily driven by an 18% decrease in average selling prices, which reduced gross margin by $185 million, partially offset by a 15% decrease in natural gas costs, which increased gross margin by $30 million.
Due to lower earnings before income taxes, our income tax provision decreased by $32 million to income tax benefit of $13 million in the third quarter of 2020 as compared to income tax provision of $19 million in the third quarter of 2019.
Diluted net (loss) earnings per share attributable to common stockholders decreased $0.42 per share, to $(0.13) per share in the third quarter of 2020 compared to $0.29 per share in the third quarter of 2019. This decrease is due primarily to lower net earnings, partially offset by a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). In 2019, we repurchased approximately 7.6 million shares of CF Holdings common stock for $337 million, of which approximately 5.7 million shares were repurchased in the first nine months of 2019 for $250 million. In the first quarter of 2020, we repurchased approximately 2.6 million shares for $100 million. No shares were repurchased under the 2019 Share Repurchase Program in the second or third quarter of 2020. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below.
Items Affecting Comparability of Results
In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results during the three and nine months ended September 30, 2020 and 2019. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended September 30, 2020 and 2019, we reported net (loss) earnings attributable to common stockholders of $(28) million and $65 million, respectively. During the nine months ended September 30, 2020 and 2019, we reported net earnings attributable to common stockholders of $230 million and $438 million, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$—	$—	$2	$2	$(12)	$(9)	$3	$3
COVID impacts:
Special COVID-19 bonus for operational workforce(1)	4	3	—	—	19	15	—	—
Turnaround deferral(1)	7	6	—	—	7	6	—	—
(Gain) loss on foreign currency transactions, including intercompany loans(2)	(6)	(5)	5	4	7	5	12	9
Engineering cost write-off(2)	1	1	—	—	9	7	—	—
Loss on sale of surplus land(2)	2	1	—	—	2	1	—	—
Insurance proceeds(2)	—	—	(37)	(29)	(10)	(8)	(37)	(29)
Gain on sale of Pine Bend facility(2)	—	—	—	—	—	—	(45)	(35)
Louisiana incentive tax credit(3)	—	—	—	—	—	—	—	(30)
Terra amended tax returns—interest income and income tax benefit(4)	—	—	—	—	(16)	(32)	—	—
PLNL withholding tax charge(5)	—	—	16	16	—	—	16	16
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

(2)Included in other operating—net in our consolidated statements of operations.
(3)Included in income tax provision in our consolidated statements of operations.
(4)Included in interest income and income tax provision in our consolidated statements of operations.
(5)Included in equity in earnings (losses) of operating affiliate in our consolidated statements of operations.
Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the nine months ended September 30, 2020 and 2019, we recognized an unrealized net mark-to-market (gain) loss of $(12) million and $3 million, respectively.
COVID impacts
In March 2020, a short-term bonus program was initiated to compensate operational employees for continuing their critical tasks during the COVID-19 pandemic. The bonus program concluded in June 2020. Approximately $19 million was paid as part of the program and was recognized in cost of sales in our consolidated statements of operations for the nine months ended September 30, 2020, of which approximately $4 million was recognized in the third quarter of 2020 as the related inventory was sold.
In the three and nine months ended September 30, 2020, certain plant turnaround activities were deferred because of the COVID-19 pandemic. As a result, we incurred $7 million of expense, which is recognized in cost of sales in our consolidated statements of operations.
(Gain) loss on foreign currency transactions, including intercompany loans
In the nine months ended September 30, 2020 and 2019, we recognized a loss of $7 million and $12 million, respectively, primarily consisting of the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Engineering cost write-off
In June 2020, a project at one of our nitrogen complexes was cancelled and, as a result, $9 million of previously capitalized engineering costs were expensed in the nine months ended September 30, 2020. The expense is reflected in other operating—net in our consolidated statements of operations.
Loss on sale of surplus land
In the three and nine months ended September 30, 2020, we recognized a loss of $2 million on the sale of surplus land, which is reflected in other operating—net in our consolidated statements of operations.
Insurance proceeds
In the nine months ended September 30, 2020, we recognized income of $10 million related to insurance claims at one of our nitrogen complexes. The $10 million of income consists of $8 million related to business interruption insurance proceeds and $2 million related to property insurance proceeds. In the three and nine months ended September 30, 2019, we recognized income of $37 million related to insurance claims at one of our nitrogen complexes. The $37 million of income consisted of $22 million related to business interruption proceeds and $15 million related to property insurance proceeds. These proceeds are reflected in other operating—net in our consolidated statements of operations.
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

CF INDUSTRIES HOLDINGS, INC.

Louisiana incentive tax credit
For the nine months ended September 30, 2019, our income tax provision included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana nitrogen complex.
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
In late 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter, and in the second quarter of 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter. See “Liquidity and Capital Resources—Terra Amended Tax Returns,” below, for additional information.
As a result of these events, in the second quarter of 2020, we recognized $16 million of interest income and $16 million of income tax benefit, which consisted of the following:
•additional interest income of $16 million ($13 million, net of tax) related to both the income tax matter and the withholding tax matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the withholding tax matter, and
•an additional income tax benefit of $7 million related to the income tax matter.
We received income tax refunds, including interest, of $108 million relating to these matters in the second quarter of 2020. In the third quarter of 2020, we received an additional $2 million, which finalized these matters with the IRS. As a result of the finalization of these tax matters, all U.S. federal tax years commencing before January 1, 2012 are now closed.
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
During the third quarter of 2019, the Trinidadian government offered a tax amnesty period that provided taxpayers the opportunity to pay any prior year tax obligations and avoid accumulated interest or penalties. During the tax amnesty period, PLNL evaluated the proposed assessment, including considering the outcome of certain recent legal cases involving other taxpayers. As a result of this evaluation, in the third quarter of 2019, PLNL paid withholding tax to the Board of Inland Revenue under the amnesty program for tax years back to 2011, and recognized a charge for $32 million. Our 50% share of PLNL’s tax charge is $16 million, which reduced our equity in earnings of operating affiliate for the three and nine months ended September 30, 2019.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(in millions, except per share and per MMBtu)
Net sales	$847	$1,038	$(191)	(18)%	$3,022	$3,541	$(519)	(15)%
Cost of sales	764	810	(46)	(6)%	2,401	2,594	(193)	(7)%
Gross margin	83	228	(145)	(64)%	621	947	(326)	(34)%
Gross margin percentage	9.8%	22.0%	(12.2)%		20.5%	26.7%	(6.2)%
Selling, general and administrative expenses	49	56	(7)	(13)%	154	176	(22)	(13)%
Other operating—net	(4)	(30)	26	87%	8	(63)	71	N/M
Total other operating costs and expenses	45	26	19	73%	162	113	49	43%
Equity in earnings (losses) of operating affiliate	2	(14)	16	N/M	8	(6)	14	N/M
Operating earnings	40	188	(148)	(79)%	467	828	(361)	(44)%
Interest expense—net	48	59	(11)	(19)%	123	170	(47)	(28)%
Other non-operating—net	1	(4)	5	N/M	(2)	(7)	5	71%
(Loss) earnings before income taxes	(9)	133	(142)	N/M	346	665	(319)	(48)%
Income tax (benefit) provision	(13)	19	(32)	N/M	33	113	(80)	(71)%
Net earnings	4	114	(110)	(96)%	313	552	(239)	(43)%
Less: Net earnings attributable to noncontrolling interest	32	49	(17)	(35)%	83	114	(31)	(27)%
Net (loss) earnings attributable to common stockholders	$(28)	$65	$(93)	N/M	$230	$438	$(208)	(47)%
Diluted net (loss) earnings per share attributable to common stockholders	$(0.13)	$0.29	$(0.42)	N/M	$1.07	$1.97	$(0.90)	(46)%
Diluted weighted-average common shares outstanding	213.9	220.7	(6.8)	(3)%	215.3	222.5	(7.2)	(3)%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.90	$0.90	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$1.92	$2.24	$(0.32)	(14)%	$2.05	$2.87	$(0.82)	(29)%
Realized derivatives (gain) loss in cost of sales(2)	(0.01)	—	(0.01)	—%	0.06	(0.01)	0.07	N/M
Cost of natural gas in cost of sales	$1.91	$2.24	$(0.33)	(15)%	$2.11	$2.86	$(0.75)	(26)%
Average daily market price of natural gas Henry Hub (Louisiana)	$1.95	$2.33	$(0.38)	(16)%	$1.82	$2.57	$(0.75)	(29)%
Average daily market price of natural gas National Balancing Point (UK)	$2.69	$3.42	$(0.73)	(21)%	$2.49	$4.56	$(2.07)	(45)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$2	$(2)	(100)%	$(12)	$3	$(15)	N/M
Depreciation and amortization	$212	$223	$(11)	(5)%	$662	$663	$(1)	—%
Capital expenditures	$87	$143	$(56)	(39)%	$206	$297	$(91)	(31)%
Sales volume by product tons (000s)	4,743	4,752	(9)	—%	14,817	14,555	262	2%
Production volume by product tons (000s):
Ammonia(3)	2,468	2,336	132	6%	7,621	7,564	57	1%
Granular urea	1,149	1,206	(57)	(5)%	3,640	3,836	(196)	(5)%
UAN (32%)	1,572	1,584	(12)	(1)%	4,879	4,810	69	1%
AN	471	552	(81)	(15)%	1,532	1,585	(53)	(3)%
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

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2020 Compared to Third Quarter of 2019

Net Sales
Our total net sales decreased $191 million, or 18%, to $847 million in the third quarter of 2020 compared to $1.04 billion in the third quarter of 2019 due primarily to an 18% decrease in average selling prices, which reduced net sales by $185 million.
Our average selling price was $179 per ton in the third quarter of 2020, or 18% lower, compared to $218 per ton in the third quarter of 2019 due to lower average selling prices across all products, primarily driven by increased global nitrogen supply availability as lower global energy costs drove higher global operating rates.
Our total sales volume of 4.7 million product tons in the third quarter of 2020 was essentially flat compared to the third quarter of 2019 as lower sales volume in our granular urea, UAN and AN segments was offset by higher sales volume in our ammonia and Other segments.
Cost of Sales
Our total cost of sales decreased $46 million, or 6%, to $764 million in the third quarter of 2020 from $810 million in the third quarter of 2019. The decrease in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives, and lower distribution costs, partially offset by higher costs related to plant turnaround and maintenance activity. Cost of sales averaged $162 per ton in the third quarter of 2020, a 5% decrease from $170 per ton in the third quarter of 2019. Natural gas costs, including the impact of realized derivatives, decreased 15% to $1.91 per MMBtu in the third quarter of 2020 from $2.24 per MMBtu in the third quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $7 million to $49 million in the third quarter of 2020 as compared to $56 million in the third quarter of 2019. The decrease was due primarily to lower incentive compensation as a result of lower operating results and lower corporate project activity as a result of the COVID-19 pandemic.
Other Operating—Net
Other operating—net was $4 million of income in the third quarter of 2020 compared to $30 million of income in the third quarter of 2019. The $4 million of income in the third quarter of 2020 was due primarily to a gain on foreign currency transactions of $6 million, reflecting the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. The $30 million of income in the third quarter of 2019 was due primarily to insurance proceeds of $37 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information.
Equity in Earnings (Losses) of Operating Affiliate
Equity in earnings of operating affiliate was $2 million in the third quarter of 2020 compared to losses of $14 million in the third quarter of 2019. The loss in the third quarter of 2019 included approximately $16 million related to a withholding tax charge recognized by PLNL regarding a multi-year tax dispute. See “Items Affecting Comparability of Results—PLNL withholding tax charge,” above, for additional information.
Interest Expense—Net
Net interest expense was $48 million in the third quarter of 2020 compared to $59 million in the third quarter of 2019. The decrease was due primarily to our redemption of $750 million aggregate principal amount of long-term debt in the fourth quarter of 2019, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below.
Income Taxes
For the three months ended September 30, 2020, we recorded an income tax benefit of $13 million on a pre-tax loss of $9 million, or an effective tax rate of 155.0%, compared to an income tax provision of $19 million on pre-tax income of $133 million, or an effective tax rate of 14.6%, for the three months ended September 30, 2019.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2020 of 155.0%, which is based on pre-tax loss of $9 million, including $32 million of earnings attributable to the noncontrolling interest, would be 121.6 percentage points lower, or 33.4%, if based on pre-tax loss exclusive of the $32 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2019 of 14.6%, which is based on pre-tax income of $133 million, including $49 million

CF INDUSTRIES HOLDINGS, INC.

attributable to the noncontrolling interest, would be 8.5 percentage points higher, or 23.1%, if based on pre-tax income exclusive of the $49 million attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $17 million to $32 million in the third quarter of 2020 from $49 million in the third quarter of 2019 due to lower earnings from CFN driven by lower average selling prices due primarily to increased global nitrogen supply availability.
Diluted Net (Loss) Earnings Per Share Attributable to Common Stockholders
Net (loss) earnings per share attributable to common stockholders decreased $0.42 to $(0.13) per diluted share in the third quarter of 2020 from $0.29 per diluted share in the third quarter of 2019. This decrease reflects lower net earnings, partially offset by the impact of a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales
Our total net sales decreased $519 million, or 15%, to $3.02 billion in the first nine months of 2020 as compared to $3.54 billion in the first nine months of 2019 due to a 16% decrease in average selling prices, which reduced net sales by $586 million, partially offset by a 2% increase in sales volume, which increased net sales by $67 million.
Average selling prices were $204 per ton in the first nine months of 2020, or 16% lower, as compared to $243 per ton in the first nine months of 2019 due to lower average selling prices across all products, primarily driven by increased global nitrogen supply availability as lower global energy costs drove higher global operating rates.
Our total sales volume was 14.8 million product tons in the first nine months of 2020, or 2% higher, as compared to 14.6 million product tons in the first nine months of 2019, due to greater supply availability. Higher sales volume in our ammonia, AN, UAN and Other segments was partially offset by lower sales volumes in our granular urea segment.
Cost of Sales
Our total cost of sales decreased $193 million, or 7%, to $2.40 billion in the first nine months of 2020 as compared to $2.59 billion in the first nine months of 2019. The decrease in our cost of sales was due primarily to lower realized natural gas costs, including the impact of realized derivatives. We recognized an unrealized net mark-to-market gain on natural gas derivatives of $12 million in the first nine months of 2020 compared to an unrealized net mark-to-market loss of $3 million in the first nine months of 2019. These factors were partially offset by an increase in cost of sales due to higher sales volumes, higher costs related to plant turnaround and maintenance activity, and costs related to the special COVID-19 bonus. The special COVID-19 bonus is more fully described in the section above titled “Items Affecting Comparability of Results—Special COVID-19 bonus for operational workforce.” Cost of sales averaged $162 per ton in the first nine months of 2020, a 9% decrease from $178 per ton in the first nine months of 2019 due primarily to the impact of lower realized natural gas costs. Natural gas costs, including the impact of realized derivatives, decreased 26% to $2.11 per MMBtu in the first nine months of 2020 from $2.86 per MMBtu in the first nine months of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $22 million to $154 million in the first nine months of 2020 as compared to $176 million in the first nine months of 2019. The decrease was due primarily to lower corporate project activity as a result of the COVID-19 pandemic and lower incentive compensation.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net
Other operating—net was $8 million of expense in the first nine months of 2020 compared to $63 million of income in the first nine months of 2019. The expense in the first nine months of 2020 includes $9 million of expense related to the cancellation of a project, which is more fully described in the section above titled “Items Affecting Comparability of Results—Engineering cost write-off,” and foreign currency transaction losses of $7 million, due to the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. These factors were partially offset by insurance proceeds of $10 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information. The $63 million of income in the first nine months of 2019 was due primarily to the gain recognized on the sale of the Pine Bend facility of $45 million and insurance proceeds of $37 million, partially offset by foreign currency transaction losses.
Equity in Earnings (Losses) of Operating Affiliate
Equity in earnings of operating affiliate was $8 million in the first nine months of 2020 compared to losses of $6 million in the first nine months of 2019. The loss in the first nine months of 2019 included approximately $16 million related to a withholding tax charge recognized by PLNL regarding a multi-year tax dispute. See “Items Affecting Comparability of Results—PLNL withholding tax charge,” above, for additional information.
Interest Expense—Net
Net interest expense decreased by $47 million to $123 million in the first nine months of 2020 compared to $170 million in the first nine months of 2019. The decrease was due primarily to our redemption of $750 million aggregate principal amount of long-term debt in the fourth quarter of 2019, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below. In addition, the decrease reflects $16 million of interest income in 2020 related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Income Taxes
For the nine months ended September 30, 2020, we recorded an income tax provision of $33 million on pre-tax income of $346 million, or an effective tax rate of 9.4%, compared to an income tax provision of $113 million on pre-tax income of $665 million, or an effective tax rate of 17.1%, for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
For the nine months ended September 30, 2019, our income tax benefit included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana nitrogen complex.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2020 of 9.4%, which is based on pre-tax income of $346 million, including $83 million attributable to the noncontrolling interest, would be 3.0 percentage points higher, or 12.4%, if based on pre-tax income exclusive of the $83 million attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2019 of 17.1%, which is based on pre-tax income of $665 million, including $114 million attributable to the noncontrolling interest, would be 3.5 percentage points higher, or 20.6%, if based on pre-tax income exclusive of the $114 million attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $31 million to $83 million in the first nine months of 2020 from $114 million in the first nine months of 2019 due to lower earnings of CFN driven by lower average selling prices due primarily to increased global nitrogen supply availability.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $0.90 to $1.07 per diluted share in the first nine months of 2020 from $1.97 per diluted share in the first nine months of 2019. This decrease is due primarily to lower net earnings, partially offset by the impact of a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below, for further information.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended September 30, 2020
Net sales	$165	$249	$248	$109	$76	$847
Cost of sales	174	183	237	96	74	764
Gross margin	$(9)	$66	$11	$13	$2	$83
Gross margin percentage	(5.5)%	26.5%	4.4%	11.9%	2.6%	9.8%
Three months ended September 30, 2019
Net sales	$187	$327	$309	$136	$79	$1,038
Cost of sales	188	207	250	100	65	810
Gross margin	$(1)	$120	$59	$36	$14	$228
Gross margin percentage	(0.5)%	36.7%	19.1%	26.5%	17.7%	22.0%
Nine months ended September 30, 2020
Net sales	$722	$915	$791	$343	$251	$3,022
Cost of sales	609	612	675	290	215	2,401
Gross margin	$113	$303	$116	$53	$36	$621
Gross margin percentage	15.7%	33.1%	14.7%	15.5%	14.3%	20.5%
Nine months ended September 30, 2019
Net sales	$847	$1,103	$934	$389	$268	$3,541
Cost of sales	654	686	722	308	224	2,594
Gross margin	$193	$417	$212	$81	$44	$947
Gross margin percentage	22.8%	37.8%	22.7%	20.8%	16.4%	26.7%
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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$165	$187	$(22)	(12)%	$722	$847	$(125)	(15)%
Cost of sales	174	188	(14)	(7)%	609	654	(45)	(7)%
Gross margin	$(9)	$(1)	$(8)	N/M	$113	$193	$(80)	(41)%
Gross margin percentage	(5.5)%	(0.5)%	(5.0)%		15.7%	22.8%	(7.1)%
Sales volume by product tons (000s)	795	720	75	10%	2,675	2,548	127	5%
Sales volume by nutrient tons (000s)(1)	651	590	61	10%	2,193	2,089	104	5%
Average selling price per product ton	$208	$260	$(52)	(20)%	$270	$332	$(62)	(19)%
Average selling price per nutrient ton(1)	$253	$317	$(64)	(20)%	$329	$405	$(76)	(19)%
Gross margin per product ton	$(11)	$(1)	$(10)	N/M	$42	$76	$(34)	(45)%
Gross margin per nutrient ton(1)	$(14)	$(2)	$(12)	N/M	$52	$92	$(40)	(43)%
Depreciation and amortization	$34	$41	$(7)	(17)%	$133	$123	$10	8%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$1	$(1)	(100)%	$(4)	$1	$(5)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2020 Compared to Third Quarter of 2019
Net Sales.    Net sales in our ammonia segment decreased by $22 million, or 12%, to $165 million in the third quarter of 2020 from $187 million in the third quarter of 2019 due primarily to a 20% decrease in average selling prices, partially offset by a 10% increase in sales volume. Average selling prices decreased to $208 per ton in the third quarter of 2020 compared to $260 per ton in the third quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Higher sales volume was due to greater supply availability as a result of increased production.
Cost of Sales.    Cost of sales in our ammonia segment averaged $219 per ton in the third quarter of 2020, a 16% decrease from $261 per ton in the third quarter of 2019. The decrease is due primarily to the impact of lower realized natural gas costs, lower distribution costs and lower costs related to plant turnaround and maintenance activity.
Gross Margin.    Gross margin in our ammonia segment decreased by $8 million to $(9) million in the third quarter of 2020 from $(1) million in the third quarter of 2019, and our gross margin percentage was (5.5)% in the third quarter of 2020 compared to (0.5)% in the third quarter of 2019. The decrease in gross margin was due to a 20% decrease in average selling prices, which reduced gross margin by $40 million. Lower average selling prices were partially offset by a $16 million net decrease in other manufacturing and distribution costs, a decrease in realized natural gas costs, which increased gross margin by $11 million, a 10% increase in sales volume, which increased gross margin by $4 million, and the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2019.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales.    Net sales in our ammonia segment decreased by $125 million, or 15%, to $722 million in the nine months ended September 30, 2020 from $847 million in the nine months ended September 30, 2019 due primarily to a 19% decrease in average selling prices, partially offset by a 5% increase in sales volume. The decrease in average selling prices was due to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was higher due to greater supply availability.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our ammonia segment averaged $228 per ton in the nine months ended September 30, 2020, an 11% decrease from $256 per ton in the nine months ended September 30, 2019 due primarily to the impact of lower realized natural gas costs.
Gross Margin.    Gross margin in our ammonia segment decreased by $80 million to $113 million in the nine months ended September 30, 2020 from $193 million in the nine months ended September 30, 2019, and our gross margin percentage was 15.7% in the nine months ended September 30, 2020 compared to 22.8% in the nine months ended September 30, 2019. The decrease in gross margin was due to a 19% decrease in average selling prices, which reduced gross margin by $165 million. Lower average selling prices were partially offset by a decrease in realized natural gas costs, which increased gross margin by $62 million, a 5% increase in sales volume, which increased gross margin by $11 million, a $7 million net decrease in other manufacturing and distribution costs, and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2020 compared to a $1 million unrealized net mark-to-market loss on natural gas derivatives in the nine months ended September 30, 2019.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$249	$327	$(78)	(24)%	$915	$1,103	$(188)	(17)%
Cost of sales	183	207	(24)	(12)%	612	686	(74)	(11)%
Gross margin	$66	$120	$(54)	(45)%	$303	$417	$(114)	(27)%
Gross margin percentage	26.5%	36.7%	(10.2)%		33.1%	37.8%	(4.7)%
Sales volume by product tons (000s)	1,107	1,200	(93)	(8)%	3,802	3,880	(78)	(2)%
Sales volume by nutrient tons (000s)(1)	510	552	(42)	(8)%	1,749	1,785	(36)	(2)%
Average selling price per product ton	$225	$273	$(48)	(18)%	$241	$284	$(43)	(15)%
Average selling price per nutrient ton(1)	$488	$592	$(104)	(18)%	$523	$618	$(95)	(15)%
Gross margin per product ton	$60	$100	$(40)	(40)%	$80	$107	$(27)	(25)%
Gross margin per nutrient ton(1)	$129	$217	$(88)	(41)%	$173	$234	$(61)	(26)%
Depreciation and amortization	$60	$66	$(6)	(9)%	$198	$211	$(13)	(6)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$(4)	$1	$(5)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2020 Compared to Third Quarter of 2019
Net Sales.    Net sales in our granular urea segment decreased $78 million, or 24%, to $249 million in the third quarter of 2020 from $327 million in the third quarter of 2019 due primarily to an 18% decrease in average selling prices and an 8% decrease in sales volume. Average selling prices decreased to $225 per ton in the third quarter of 2020 compared to $273 per ton in the third quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was lower due primarily to lower supply availability due to plant turnaround and maintenance activity and lower inventory levels entering the third quarter of 2020 due to robust product shipments earlier in the year.
Cost of Sales.    Cost of sales in our granular urea segment averaged $165 per ton in the third quarter of 2020, a 5% decrease from $173 per ton in the third quarter of 2019, primarily driven by lower production costs, including lower realized natural gas costs, and lower distribution costs.

CF INDUSTRIES HOLDINGS, INC.

Gross Margin.    Gross margin in our granular urea segment decreased by $54 million to $66 million in the third quarter of 2020 from $120 million in the third quarter of 2019, and our gross margin percentage was 26.5% in the third quarter of 2020 compared to 36.7% in the third quarter of 2019. The decrease in gross margin was due to an 18% decrease in average selling prices, which decreased gross margin by $52 million, and an 8% decrease in sales volume, which decreased gross margin by $12 million. These factors were partially offset by a $7 million net decrease in other manufacturing and distribution costs and lower realized natural gas costs, which increased gross margin by $3 million.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales.    Net sales in our granular urea segment decreased $188 million, or 17%, to $915 million in the nine months ended September 30, 2020 from $1.10 billion in the nine months ended September 30, 2019 due primarily to a 15% decrease in average selling prices and a 2% decrease in sales volume. Average selling prices decreased to $241 per ton in the nine months ended September 30, 2020 compared to $284 per ton in the nine months ended September 30, 2019. The decrease was due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was lower due primarily to lower supply availability as a result of plant turnaround and maintenance activity.
Cost of Sales.    Cost of sales in our granular urea segment averaged $161 per ton in the nine months ended September 30, 2020, a 9% decrease from $177 per ton in the nine months ended September 30, 2019. The decrease was due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our granular urea segment decreased by $114 million to $303 million in the nine months ended September 30, 2020 from $417 million in the nine months ended September 30, 2019, and our gross margin percentage was 33.1% in the nine months ended September 30, 2020 compared to 37.8% in the nine months ended September 30, 2019. The decrease in gross margin was due to a 15% decrease in average selling prices, which decreased gross margin by $166 million, and a 2% decrease in sales volume, which decreased gross margin by $15 million. These factors were partially offset by lower realized natural gas costs, which increased gross margin by $44 million, an $18 million net decrease in other manufacturing and distribution costs, and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2020 compared to a $1 million loss in the nine months ended September 30, 2019.
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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$248	$309	$(61)	(20)%	$791	$934	$(143)	(15)%
Cost of sales	237	250	(13)	(5)%	675	722	(47)	(7)%
Gross margin	$11	$59	$(48)	(81)%	$116	$212	$(96)	(45)%
Gross margin percentage	4.4%	19.1%	(14.7)%		14.7%	22.7%	(8.0)%
Sales volume by product tons (000s)	1,725	1,741	(16)	(1)%	4,955	4,880	75	2%
Sales volume by nutrient tons (000s)(1)	545	550	(5)	(1)%	1,561	1,537	24	2%
Average selling price per product ton	$144	$177	$(33)	(19)%	$160	$191	$(31)	(16)%
Average selling price per nutrient ton(1)	$455	$562	$(107)	(19)%	$507	$608	$(101)	(17)%
Gross margin per product ton	$6	$34	$(28)	(82)%	$23	$43	$(20)	(47)%
Gross margin per nutrient ton(1)	$20	$107	$(87)	(81)%	$74	$138	$(64)	(46)%
Depreciation and amortization	$69	$66	$3	5%	$186	$183	$3	2%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$1	$(1)	(100)%	$(4)	$1	$(5)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2020 Compared to Third Quarter of 2019
Net Sales.    Net sales in our UAN segment decreased $61 million, or 20%, to $248 million in the third quarter of 2020 from $309 million in the third quarter of 2019 due primarily to a 19% decrease in average selling prices and a 1% decrease in sales volume. Average selling prices decreased to $144 per ton in the third quarter of 2020 compared to $177 per ton in the third quarter of 2019 due primarily to increased imports into the United States as trade flows continue to adjust in response to the European Union anti-dumping duties.
Cost of Sales.    Cost of sales in our UAN segment averaged $138 per ton in the third quarter of 2020, a 3% decrease from $143 per ton in the third quarter of 2019, primarily driven by lower realized natural gas costs and the impact of lower distribution costs.
Gross Margin.    Gross margin in our UAN segment decreased by $48 million to $11 million in the third quarter of 2020 from $59 million in the third quarter of 2019, and our gross margin percentage was 4.4% in the third quarter of 2020 compared to 19.1% in the third quarter of 2019. The decrease in gross margin was due to a 19% decrease in average selling prices, which decreased gross margin by $62 million. Lower average selling prices were partially offset by lower realized natural gas costs, which increased gross margin by $8 million, a $5 million net decrease in other manufacturing and distribution costs, and the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2019.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales.    Net sales in our UAN segment decreased $143 million, or 15%, to $791 million in the nine months ended September 30, 2020 from $934 million in the nine months ended September 30, 2019 due primarily to a 16% decrease in average selling prices, partially offset by a 2% increase in sales volume. Average selling prices decreased to $160 per ton in the nine months ended September 30, 2020 compared to $191 per ton in the nine months ended September 30, 2019, due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates and increased imports into the United States as trade flows adjust in response to the European Union anti-dumping duties. The increase in sales volume was due to greater supply availability.
Cost of Sales.    Cost of sales in our UAN segment averaged $137 per ton in the nine months ended September 30, 2020, a 7% decrease from $148 per ton in the nine months ended September 30, 2019. The decrease was due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our UAN segment decreased by $96 million to $116 million in the nine months ended September 30, 2020 from $212 million in the nine months ended September 30, 2019, and our gross margin percentage was 14.7% in the nine months ended September 30, 2020 compared to 22.7% in the nine months ended September 30, 2019. The decrease in gross margin was due to a 16% decrease in average selling prices, which decreased gross margin by $162 million, and a $14 million net increase in other manufacturing and distribution costs. These factors were partially offset by lower realized natural gas costs, which increased gross margin by $64 million, a 2% increase in sales volume, which increased gross margin by $11 million, and the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2020 compared to a $1 million loss in the nine months ended September 30, 2019.

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
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$109	$136	$(27)	(20)%	$343	$389	$(46)	(12)%
Cost of sales	96	100	(4)	(4)%	290	308	(18)	(6)%
Gross margin	$13	$36	$(23)	(64)%	$53	$81	$(28)	(35)%
Gross margin percentage	11.9%	26.5%	(14.6)%		15.5%	20.8%	(5.3)%
Sales volume by product tons (000s)	548	561	(13)	(2)%	1,671	1,590	81	5%
Sales volume by nutrient tons (000s)(1)	185	188	(3)	(2)%	564	533	31	6%
Average selling price per product ton	$199	$242	$(43)	(18)%	$205	$245	$(40)	(16)%
Average selling price per nutrient ton(1)	$589	$723	$(134)	(19)%	$608	$730	$(122)	(17)%
Gross margin per product ton	$24	$64	$(40)	(63)%	$32	$51	$(19)	(37)%
Gross margin per nutrient ton(1)	$70	$191	$(121)	(63)%	$94	$152	$(58)	(38)%
Depreciation and amortization	$25	$24	$1	4%	$76	$67	$9	13%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2020 Compared to Third Quarter of 2019
Net Sales.    Net sales in our AN segment decreased $27 million, or 20%, to $109 million in the third quarter of 2020 from $136 million in the third quarter of 2019 due primarily to an 18% decrease in average selling prices and a 2% decrease in sales volume. Average selling prices decreased to $199 per ton in the third quarter of 2020 compared to $242 per ton in the third quarter of 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume declined due primarily to lower supply availability as a result of plant maintenance activity.
Cost of Sales.    Cost of sales in our AN segment averaged $175 per ton in the third quarter of 2020, a 2% decrease from $178 per ton in the third quarter of 2019. The decrease was due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our AN segment decreased $23 million, or 64%, to $13 million in the third quarter of 2020 from $36 million in the third quarter of 2019, and our gross margin percentage was 11.9% in the third quarter of 2020 compared to 26.5% in the third quarter of 2019. The decrease in gross margin was due to an 18% decrease in average selling prices, which decreased gross margin by $24 million, a 2% decrease in sales volume, which decreased gross margin by $3 million, and a net increase of $2 million in other manufacturing and distribution costs. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $6 million.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales.    Net sales in our AN segment decreased $46 million, or 12%, to $343 million in the nine months ended September 30, 2020 from $389 million in the nine months ended September 30, 2019 due primarily to a 16% decrease in average selling prices, partially offset by a 5% increase in sales volume. Average selling prices decreased to $205 per ton in the nine months ended September 30, 2020 compared to $245 per ton in the nine months ended September 30, 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due to greater supply availability as a result of higher inventory levels entering 2020.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.     Cost of sales in our AN segment averaged $173 per ton in the nine months ended September 30, 2020, an 11% decrease from $194 per ton in the nine months ended September 30, 2019. The decrease was due primarily to lower realized natural gas costs and lower costs related to plant maintenance activity.
Gross Margin.    Gross margin in our AN segment decreased by $28 million, or 35%, to $53 million in the nine months ended September 30, 2020 from $81 million in the nine months ended September 30, 2019, and our gross margin percentage was 15.5% in the nine months ended September 30, 2020 compared to 20.8% in the nine months ended September 30, 2019. The decrease in gross margin was due to a 16% decrease in average selling prices, which decreased gross margin by $69 million. Lower average selling prices were partially offset by a decrease in realized natural gas costs, which increased gross margin by $29 million, a net decrease of $9 million in other manufacturing and distribution costs, and a 5% increase in sales volume, which increased gross margin by $3 million.
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
The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
	(dollars in millions, except per ton amounts)
Net sales	$76	$79	$(3)	(4)%	$251	$268	$(17)	(6)%
Cost of sales	74	65	9	14%	215	224	(9)	(4)%
Gross margin	$2	$14	$(12)	(86)%	$36	$44	$(8)	(18)%
Gross margin percentage	2.6%	17.7%	(15.1)%		14.3%	16.4%	(2.1)%
Sales volume by product tons (000s)	568	530	38	7%	1,714	1,657	57	3%
Sales volume by nutrient tons (000s)(1)	111	103	8	8%	339	327	12	4%
Average selling price per product ton	$134	$149	$(15)	(10)%	$146	$162	$(16)	(10)%
Average selling price per nutrient ton(1)	$685	$767	$(82)	(11)%	$740	$820	$(80)	(10)%
Gross margin per product ton	$4	$26	$(22)	(85)%	$21	$27	$(6)	(22)%
Gross margin per nutrient ton(1)	$18	$136	$(118)	(87)%	$106	$135	$(29)	(21)%
Depreciation and amortization	$18	$18	$—	—%	$52	$54	$(2)	(4)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2020 Compared to Third Quarter of 2019
Net Sales.    Net sales in our Other segment decreased by $3 million, or 4%, to $76 million in the third quarter of 2020 from $79 million in the third quarter of 2019 due primarily to a 10% decrease in average selling prices, partially offset by a 7% increase in sales volume. The decrease in average selling prices was due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to an increase in DEF, NPK and nitric acid sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $130 per ton in the third quarter of 2020, a 6% increase from $123 per ton in the third quarter of 2019, due primarily to higher costs related to plant maintenance activity and higher distribution costs.
Gross Margin.    Gross margin in our Other segment decreased by $12 million, or 86%, to $2 million in the third quarter of 2020 from $14 million in the third quarter of 2019, and our gross margin percentage was 2.6% in the third quarter of 2020 compared to 17.7% in the third quarter of 2019. The decrease in gross margin was due to an $8 million net increase in other

CF INDUSTRIES HOLDINGS, INC.

manufacturing and distribution costs and a 10% decrease in average selling prices, which reduced gross margin by $7 million. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $2 million, and a 7% increase in sales volume, which increased gross margin by $1 million.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales.    Net sales in our Other segment decreased by $17 million, or 6%, to $251 million in the nine months ended September 30, 2020 from $268 million in the nine months ended September 30, 2019 due primarily to a 10% decrease in average selling prices, partially offset by a 3% increase in sales volume. The decrease in average selling prices was due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to higher NPK and DEF sales volumes, partially offset by lower nitric acid sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $125 per ton in the nine months ended September 30, 2020, a 7% decrease from $135 per ton in the nine months ended September 30, 2019 due primarily to lower realized natural gas costs.
Gross Margin.    Gross margin in our Other segment decreased by $8 million, or 18%, to $36 million in the nine months ended September 30, 2020 from $44 million in the nine months ended September 30, 2019, and our gross margin percentage was 14.3% in the nine months ended September 30, 2020 compared to 16.4% in the nine months ended September 30, 2019. The decrease in gross margin was due to a 10% decrease in average selling prices, which reduced gross margin by $24 million. Lower average selling prices were partially offset by a decrease in realized natural gas costs, which increased gross margin by $14 million, a 3% increase in sales volume, which increased gross margin by $1 million, and a $1 million net decrease in other manufacturing and distribution costs.

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
In March 2020, as the impact of the COVID-19 pandemic unfolded in many locations around the world, credit markets began to function less efficiently, causing concern about liquidity in credit markets generally. In response to this and out of an abundance of caution, we borrowed $500 million under our $750 million revolving credit agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets, including the financial credit markets. In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings that were outstanding under our revolving credit agreement as of March 31, 2020.
As of September 30, 2020, our cash and cash equivalents balance was $553 million, an increase of $266 million from $287 million at December 31, 2019. At September 30, 2020, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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

CF INDUSTRIES HOLDINGS, INC.

Share Repurchase Program
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. During the first quarter of 2020, we repurchased approximately 2.6 million shares of CF Holdings common stock under the the 2019 Share Repurchase Program for $100 million. In the second quarter of 2020, we retired the approximately 2.6 million shares that were repurchased during the first quarter of 2020 under the 2019 Share Repurchase Program. No shares were repurchased in the second or third quarter of 2020 under the 2019 Share Repurchase Program. At September 30, 2020, we held 27,392 shares of treasury stock.
The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Shares repurchased in 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Shares repurchased as of September 30, 2020	10.2	$437
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $206 million in the first nine months of 2020 compared to $297 million in the first nine months of 2019.
We currently anticipate that capital expenditures for the full year of 2020 will be approximately $350 million, after taking into account actions we have taken to defer certain non-essential capital activity as a result of uncertainty caused by the COVID-19 pandemic, including uncertainty regarding the duration of government actions implemented to slow the spread of the virus and the safety precautions we have implemented to protect the health and well-being of all our employees.
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

CF INDUSTRIES HOLDINGS, INC.

In late 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter. Therefore, we expected to receive cash refunds in 2020. In the second quarter of 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter and we received IRS Notices indicating the amount of tax and interest to be refunded and received with respect to the withholding tax matter and the income tax matter.
As a result of these events, in the second quarter of 2020, we recognized $16 million of interest income and $16 million of income tax benefit, which consisted of the following:
•additional interest income of $16 million ($13 million, net of tax) related to both the income tax matter and the withholding tax matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the withholding tax matter, and
•an additional income tax benefit of $7 million related to the income tax matter.
We received income tax refunds, including interest, of $108 million relating to these matters in the second quarter of 2020, consisting of $68 million related to the income tax matter and $40 million related to the withholding tax matter. In the third quarter of 2020, we received an additional $2 million related to the withholding tax matter, which finalized these matters with the IRS. As a result of the finalization of the income tax matter and the withholding tax matter, all U.S. federal tax years commencing before January 1, 2012 are now closed.
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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
CF Industries is the lead borrower under the Revolving Credit Agreement. The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS), CF USA Holdings, LLC (CF USA) and CF Industries Distribution Facilities, LLC (CFIDF).
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
As of September 30, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2020 or December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the nine months ended September 30, 2019.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.

CF INDUSTRIES HOLDINGS, INC.

Letters of Credit
In addition to the letter of credit capacity under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement providing for up to $145 million of letters of credit. As of September 30, 2020, approximately $126 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2020 and December 31, 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2020		December 31, 2019
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$747
5.150% due March 2034	5.279%	750	741	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	249	250	248
4.500% due December 2026	4.759%	750	739	750	739
Total long-term debt		$4,000	$3,960	$4,000	$3,957
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million and $10 million as of September 30, 2020 and December 31, 2019, respectively, and total deferred debt issuance costs were $31 million and $33 million as of September 30, 2020 and December 31, 2019, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2020 and December 31, 2019, we had $143 million and $119 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 20.5 million MMBtus. As of December 31, 2019, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 41.1 million MMBtus.
Defined Benefit Pension Plans
We contributed $38 million to our pension plans during the nine months ended September 30, 2020. Over the remainder of 2020, we expect to contribute an additional $7 million to our pension plans, or a total of approximately $45 million for the full year 2020.
Distribution to Noncontrolling Interest in CFN
On July 31, 2020, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2020 in accordance with CFN’s limited liability company agreement. On July 31, 2020, CFN distributed $86 million to CHS for the distribution period ended June 30, 2020. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2020 is approximately $32 million.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2020 was $941 million, a decrease of $262 million compared to $1.20 billion in the first nine months of 2019. The decrease in cash flow from operations was impacted by lower net earnings, partially offset by favorable changes in net working capital. During the first nine months of 2020, net changes in working capital contributed $69 million to cash flow from operations, while in the first nine months of 2019 net changes in working capital reduced cash flow from operations by $81 million. As further described under Terra Amended Tax Returns above, we received income tax refunds, including interest, of $108 million in the first nine months of 2020 related to the finalization of the amended U.S. tax returns related to Terra. These refunds offset cash tax payments and contributed to the net increase in working capital in the first nine months of 2020. We expect to be a domestic net cash tax payer going forward.
Investing Activities
Net cash used in investing activities was $201 million in the first nine months of 2020 as compared to $211 million in the first nine months of 2019. Net cash used in investing activities in the first nine months of 2019 included proceeds of $55 million related to the sale of our Pine Bend facility. During the first nine months of 2020, capital expenditures totaled $206 million compared to $297 million in the first nine months of 2019. The decrease in capital expenditures in 2020 was due primarily to actions taken to defer certain non-essential capital project activity as a result of the COVID-19 pandemic and an increase in maintenance activity.
Financing Activities
Net cash used in financing activities was $473 million in the first nine months of 2020 compared to $653 million in the first nine months of 2019. The decrease was due primarily to lower share repurchases. In the first nine months of 2020, we spent $100 million to repurchase shares of common stock compared to $280 million in the first nine months of 2019, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. Dividends paid on common stock during the nine months ended September 30, 2020 and 2019 were $193 million and $200 million, respectively. Distributions to noncontrolling interest totaled $174 million in the first nine months of 2020 as compared to $186 million in the first nine months of 2019.
Contractual Obligations
During the nine months ended September 30, 2020, except for the borrowing and repayment of $500 million under the Revolving Credit Agreement, there were no material changes outside the ordinary course of business to our contractual obligations described under the heading “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first nine months of 2020.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2020, we had natural gas fixed price swaps and basis swaps covering certain periods through March 2021.
As of September 30, 2020 and December 31, 2019, we had open derivative contracts for 20.5 million MMBtus and 41.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2020 would result in a favorable change in the fair value of these derivative positions of $16 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $16 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of September 30, 2020, we had six series of senior notes totaling $4.00 billion of principal outstanding with maturity dates of December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2020, the carrying value and fair value of our senior notes was approximately $3.96 billion and $4.58 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2020, or December 31, 2019. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement during the nine months ended September 30, 2019.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We reached a settlement with the EPA and the United States Department of Justice to resolve the Plant City Clean Air Act matter, and executed a final stipulation of settlement that was approved by the United States District Court for the Middle District of Florida on August 5, 2020. The settlement required us to pay a civil penalty of $550,000 to the United States, but did not include any required injunctive relief or other corrective actions.

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
The COVID-19 pandemic has reduced and may further reduce the demand for energy, including crude oil, as well as natural gas and coal, which are nitrogen feedstocks. Reduced demand for nitrogen feedstocks has reduced and could further reduce the cost of nitrogen production outside of North America, increasing global nitrogen supply and reducing the market prices of our products. Lower demand for crude oil could also reduce the supply and therefore increase the cost of natural gas, which is the principal raw material used in our production of nitrogen fertilizers. In addition, lower crude oil prices, and a reduced demand for gasoline resulting from actions to slow the spread of COVID-19, have reduced ethanol production and therefore negatively impacted the demand for corn, which is a significant factor driving customer demand for our nitrogen fertilizers. The pandemic has also disrupted traditional food supply chains, which may have a material impact on livestock and food demand, including the demand for corn. Each of these consequences could have a material adverse effect on our business, financial condition, results of operations or cash flows.
While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2020, we are unable to predict the ultimate impact it may have on our business, financial condition, results of operations or cash flows. The extent to which our operations may be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread of the virus, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak. The pandemic significantly increased global market uncertainty and caused an economic slowdown, which resulted in a global recession. Persistent weakness in economic activity caused by a deterioration of global market and economic conditions could materially adversely affect our business, financial condition, results of operations or cash flows.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020, any of which could have a material adverse effect on us. This situation continues to change and additional impacts may arise that we are not aware of currently.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2020.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2020 - July 31, 2020	92	$31.33	—	$563,407
August 1, 2020 - August 31, 2020	27,300	33.13	—	563,407
September 1, 2020 - September 30, 2020	—	—	—	563,407
Total	27,392	$33.12	—
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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 5, 2020	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2020	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)