Form 10-K
period 2020-12-31
CF Industries Holdings, Inc.
filed 2021-02-24
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock, was $5,984,082,631.
214,159,740 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of January 29, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2020 fiscal year, or, if the registrant does not file the Proxy Statement within such 120-day period, the registrant will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

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
We are a leading global manufacturer of hydrogen and nitrogen products for clean energy, fertilizer, emissions abatement, and other industrial applications. We operate nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
Our principal assets as of December 31, 2020 include:
•five U.S. nitrogen manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder;
•two Canadian nitrogen manufacturing facilities, located in Medicine Hat, Alberta (the largest nitrogen complex in Canada) and Courtright, Ontario;
•two United Kingdom nitrogen manufacturing facilities, located in Billingham and Ince;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
We have a strategic venture with CHS under which CHS owns an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS.
For the years ended December 31, 2020, 2019 and 2018, we sold 20.3 million, 19.5 million and 19.3 million product tons generating net sales of $4.12 billion, $4.59 billion and $4.43 billion, respectively.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015, and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of this Annual Report on Form 10-K.
We make available free of charge on or through our Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines, Code of Corporate Conduct and charters for the Audit Committee, Compensation and Management Development Committee, Corporate Governance and Nominating Committee, and Environmental Sustainability and Community Committee of our Board of Directors (the Board) are also available on our Internet website. We will provide electronic or paper copies of

CF INDUSTRIES HOLDINGS, INC.

these documents free of charge upon request. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our Commitment to a Clean Energy Economy
In October 2020, we announced that we are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and low-carbon ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia, with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and low-carbon sources. Our strategy is to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our approach will focus on green ammonia production, which refers to ammonia produced through a carbon-free process, and low-carbon ammonia, which relates to ammonia produced by conventional processes but with CO2 removed through carbon capture and sequestration (CCS) and other certified carbon abatement projects. We have announced an initial green ammonia project at our flagship Donaldsonville nitrogen complex to produce approximately 20,000 tons per year of green ammonia. Additionally, we are developing CCS and other carbon abatement projects across our production facilities that will enable us to produce low-carbon ammonia.
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
In late 2015 and 2016, we completed certain capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa. These projects, originally announced in 2012, included the construction of new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. The total capital cost of the capacity expansion projects was $5.2 billion.

CF INDUSTRIES HOLDINGS, INC.

Prior to April 2, 2018, Terra Nitrogen, Limited Partnership, which owns and operates our nitrogen manufacturing facility in Verdigris, Oklahoma, was a subsidiary of Terra Nitrogen Company, L.P. (TNCLP). TNCLP was a publicly traded limited partnership of which we were the sole general partner and the majority limited partner, and in which we owned an approximate 75.3% interest.
In 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the TNCLP Public Units). On April, 2, 2018, TNGP completed its purchase of the TNCLP Public Units (the Purchase) for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
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

	2020		2019		2018
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Products
Ammonia	3,767	$1,020	3,516	$1,113	3,135	$1,028
Granular urea	5,148	1,248	4,849	1,342	4,898	1,322
UAN	6,843	1,063	6,807	1,270	7,042	1,234
AN	2,216	455	2,109	506	2,002	460
Other(1)	2,322	338	2,257	359	2,252	385
Total	20,296	$4,124	19,538	$4,590	19,329	$4,429
_______________________________________________________________________________
(1)Other segment products include DEF, urea liquor, nitric acid, aqua ammonia and NPKs.
Gross margin was $801 million, $1,174 million and $917 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We own and operate seven nitrogen manufacturing facilities in North America, including five nitrogen manufacturing facilities in the United States, and two in Canada. As of December 31, 2020, the combined production capacity of these seven facilities represented approximately 37%, 42%, 44% and 19% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our nitrogen manufacturing facilities in North America has on-site storage to provide

CF INDUSTRIES HOLDINGS, INC.

flexibility to manage the flow of outbound shipments without impacting production. We also operate two United Kingdom nitrogen manufacturing facilities that produce ammonia, AN and NPKs and serve primarily the British agricultural and industrial markets.
The following table shows the production capacities as of December 31, 2020 at each of our nitrogen manufacturing facilities:

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
_______________________________________________________________________________
(1)Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.
(2)Gross ammonia capacity includes ammonia used to produce upgraded products. Net ammonia capacity is gross ammonia capacity less ammonia used to produce upgraded products based on the product mix shown in the table.
(3)Measured in tons of UAN containing 32% nitrogen by weight.
(4)Reflects granular urea capacity from the Donaldsonville, Medicine Hat, and Port Neal facilities. Urea liquor and DEF production capacities are included in Other.
(5)AN includes prilled products (Amtrate and industrial-grade AN, or IGAN) and AN solution produced for sale.
(6)Includes product tons of: urea liquor and DEF from the Donaldsonville, Port Neal, Woodward, Yazoo City, and Courtright facilities; nitric acid from the Courtright, Yazoo City, Billingham, and Ince facilities; and NPKs from the Ince facility. Production of DEF can be increased by reducing urea and/or UAN production.
(7)The Donaldsonville facility capacities present an estimated production mix. This facility is capable of producing between 2.4 million and 3.3 million tons of granular urea and between 1.2 million and 4.3 million tons of UAN annually. The facility is also capable of producing up to 1.2 million product tons of 32.5% DEF.
(8)Reduction of UAN or AN production at the Yazoo City, Courtright, Verdigris, and Billingham facilities can allow more merchant nitric acid to be made available for sale.
(9)The Yazoo City facility’s production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 450,000 tons by reducing the production of AN to 900,000 tons.
(10)Production of urea liquor and DEF at the Courtright facility can be increased by reducing UAN production.
(11)The Ince facility can increase production of NPKs and nitric acid by reducing AN production.
(12)Represents our 50% interest in the capacity of PLNL.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes our production volume for the last three years:

	December 31,
	2020	2019	2018
	(tons in thousands)
Ammonia(1)	10,353	10,246	9,805
Granular urea	5,001	4,941	4,837
UAN (32%)	6,677	6,768	6,903
AN	2,115	2,128	1,731
_______________________________________________________________________________
(1)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.
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
Port Neal, Iowa
The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa, on the Missouri River. The facility consists of two ammonia plants, three urea plants, two nitric acid plants and one UAN plant. The location has on-site storage for 85,000 tons of ammonia, 130,000 tons of granular urea, and 100,000 tons of 32% UAN.
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
Nitrogen Fertilizer Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen manufacturing facilities. In 2020, natural gas accounted for approximately one-third of our total production costs for nitrogen products. Our nitrogen manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. Our facilities utilize the following natural gas hubs: Henry Hub in Louisiana; SONAT in Louisiana; TETCO ELA in Louisiana; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; Demarcation in Kansas; Welcome in Minnesota; Dawn in Ontario; Parkway in Ontario; and the National Balancing Point (NBP) in the United Kingdom.
In 2020, our nitrogen manufacturing facilities consumed, in the aggregate, approximately 365 million MMBtus of natural gas. We employ a combination of daily spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. See Note 15—Derivative Financial Instruments for additional information about our natural gas hedging activities.
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
The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. To ship ammonia and UAN, we employ a fleet of ten tow boats and twenty-eight river barges, which are primarily leased. We also utilize contract marine services to move urea fertilizer. We can also export nitrogen fertilizer products via seagoing vessels from our Donaldsonville, Yazoo City, Billingham and Ince manufacturing facilities.
The Donaldsonville facility is connected to the 2,000-mile long Nustar pipeline through which we have the ability to transport ammonia to ten terminals and shipping points in the Midwestern U.S. corn belt.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties
As of December 31, 2020, we owned or leased space at 63 in-market storage terminals and warehouses located in a 21-state region of the United States, Canada and the United Kingdom. Including storage at our production facilities, we have an aggregate storage capacity for approximately 3.2 million tons of product. Our storage capabilities are summarized in the following table:

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	9	546	3	320	6	549	3	234
Terminal and Warehouse Locations
Owned	22	780	—	—	9	244	—	—
Leased(2)	6	124	2	32	24	391	—	—
Total In-Market	28	904	2	32	33	635	—	—
Total Storage Capacity		1,450		352		1,184		234
_______________________________________________________________________________
(1)Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.
(2)Our lease agreements are typically for periods of one to five years.
Customers
The principal customers for our nitrogen products are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Sales are generated by our internal marketing and sales force. CHS was our largest customer in 2020 and accounted for approximately 13% of our consolidated net sales. We have a strategic venture with CHS under which CHS has a minority equity interest in CFN. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS.
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

CF INDUSTRIES HOLDINGS, INC.

Environmental, Health and Safety
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, the European Union and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act (TSCA), the Occupational Safety and Health Act (OSHA) and various other federal, state and local statutes. Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future.
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2020 totaled approximately $40 million. We estimate that we will have approximately $45 million of capital expenditures for environmental, health and safety in 2021. In addition, to support safe and reliable operations at our continuous process manufacturing facilities, we conduct scheduled inspections, replacements and overhauls of our plant machinery and equipment, which are referred to as turnarounds. A further description of turnaround activities is included in Note 6—Property, Plant and Equipment—Net to our consolidated financial statements included in Item 8 of this report. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our manufacturing and distribution facilities. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. Based on a Consent Order entered into with IDEQ and the U.S. Forest Service in 2014, we and the current property owner are currently conducting a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for 17 former phosphate mines in southeast Idaho, one of which is the former Georgetown Canyon mine. See Note 20—Contingencies for additional information.
Regulation of Greenhouse Gases
We are subject to regulations in the United Kingdom, the European Union, Canada and the United States concerning greenhouse gas (GHG) emissions.
The United Kingdom has adopted GHG emissions regulations, including regulations to implement the European Union Greenhouse Gas Emission Trading System (EU ETS). Our U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require these plants to purchase CO2 emissions allowances. The steam boilers at each of our U.K. sites have also been subject to the EU ETS, and have been required to hold or obtain emissions allowances to offset GHG emissions. Notwithstanding the exit of the United Kingdom from the European Union (Brexit) on January 31, 2020, facilities in the United Kingdom remained subject to the EU ETS through the end of 2020. Beginning on January 1, 2021, our U.K. manufacturing plants became subject to the UK Emissions Trading Scheme (UK ETS). At least initially, the UK ETS is expected to be similar to the EU ETS, although the U.K. government has stated that it intends to establish an emissions cap that is lower than what it would have been had the United Kingdom remained subject to the EU ETS. No agreement has been reached as to whether the UK ETS will establish a linkage with the EU ETS or other national emission trading systems.

CF INDUSTRIES HOLDINGS, INC.

In Canada, we are required to conduct an annual review of our operations with respect to compliance with Environment Canada’s National Pollutant Release Inventory and Ontario’s Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. In 2018, the federal Greenhouse Pollution Pricing Act came into effect, pursuant to which Environment and Climate Change Canada (ECCC) will implement the Output-Based Performance Standard (OBPS), which is intended to function as a backstop to provincial greenhouse gas emissions regulations. In June 2019, the ECCC finalized the emission limits for carbon dioxide equivalent (CO2e) emissions from nitrogen fertilizer products. These emission limits are based on 95% of the average emissions intensity for the production of such products from all Canadian nitrogen fertilizer plants, reflecting that such products are deemed to be energy-intensive and trade-exposed and thus subject to a less stringent emissions reduction requirement. In the provinces and territories where the OBPS applies, a facility whose carbon emissions exceed the applicable limits is required to offset emissions by obtaining and retiring surplus emission credits, obtaining qualifying emissions offsets, or paying a fee, which for calendar year 2019 was CAD $20 per ton of excess carbon dioxide equivalent, and which fee increases by CAD $10 per ton for each succeeding year through 2022. In December 2020, the Canadian federal government announced that it intended to increase the price of excess emissions of CO2e by CAD $15 per ton for each year beginning in 2023, with the price of excess CO2e emissions reaching CAD $170 per ton by 2030. Ontario, Saskatchewan and Alberta are challenging whether the federal government has jurisdiction to impose a federal carbon price on the provinces and territories. The Saskatchewan Court of Appeal (in May 2019) and the Ontario Court of Appeal (in June 2019) each held that the Greenhouse Pollution Pricing Act (GPPA) was validly enacted under the Canadian constitution, while the Alberta Court of Appeal ruled in February 2020 that the GPPA was unconstitutional. Oral argument on the appeal of these decisions was heard by the Supreme Court of Canada in September 2020.
In January 2017, Ontario launched its own GHG cap and trade program and beginning January 1, 2018, Ontario’s cap and trade program was linked with the cap and trade programs in Quebec and California. Our Courtright Nitrogen Complex was subject to the Ontario cap and trade program. However, the Ontario government rescinded the cap and trade program in June 2018. Because Ontario no longer had a GHG regulatory regime, the federal government imposed the OBPS in the province beginning in 2019. In July 2019, the new Ontario government enacted a new GHG regulation, called the Emissions-Performance Standards program (EPS), that sets CO2e emissions limits for nitrogen products based on a production weighted sectoral average. For facilities whose carbon emissions exceed the applicable limits, compliance options included the purchase of emissions performance units for a fee of CAD $20 per ton of excess CO2e for calendar year 2019, which fee rises by CAD $10 per ton each year through 2022. Except for registration and recordkeeping provisions, the EPS has not yet gone into effect in Ontario and facilities in Ontario are subject to the federal OBPS. However, in September 2020, ECCC announced that the Ontario EPS met the federal government’s minimum stringency benchmark requirements, and the federal carbon pricing system will no longer apply in Ontario at a date to be set in consultation between ECCC and the Ontario government.
Beginning in 2018, our Medicine Hat Nitrogen Complex became subject to the Carbon Competitiveness Incentive Regulation (CCIR). This regulation establishes product-specific benchmarks based on the most efficient GHG-emitting facilities in a sector. A facility with emissions that exceeded the applicable benchmark was required to take action to reduce its GHG emissions intensity, purchase emissions offsets or performance credits, or make contributions to Alberta’s climate fund. In 2019, the Alberta government passed the Technology Innovation and Emission Reduction Implementation Act (TIER), which replaced the CCIR and went into effect on January 1, 2020. The TIER requires large emitting facilities (other than electricity producers, which are subject to a different standard) to comply with the least stringent of a “facility-specific” benchmark of 90% of historical GHG emissions intensity from a three-year baseline, which intensity limit will be reduced by 1% a year beginning in 2021, or a benchmark reflecting the emissions intensity of the top 10% of facilities for a given sector. The compliance options under the TIER are similar to the compliance options under the CCIR, including initially establishing the price for payments into its carbon fund at CAD $30 per excess ton of emissions (the same effective price as set in the CCIR). The federal government had determined that Alberta’s CCIR meets its stringency requirements and did not impose the OBPS in 2019. In December 2019, the federal government determined that the TIER also met the stringency requirements of the OBPS with respect to its regulation of large industrial emitters for 2020. The Alberta government has announced that it will increase the levy for excess emissions of CO2e from CAD $30 per ton in 2020 by CAD $10 per year, up to CAD $50 per ton in 2022, to match the price of carbon established in the OBPS.
In the United States, GHG regulation is evolving at state, regional and federal levels, although some of the more significant developments to date, including EPA’s efforts to regulate greenhouse gas emissions from fossil fuel-fired power plants, do not directly impose obligations on our facilities. The EPA issued a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and reporting the previous year’s emissions annually starting in 2011. In addition, if we seek to modify or expand any of our major facilities and as a result, are required to obtain a Prevention of Significant Deterioration (PSD) construction permit applicable to such facilities, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such projects. Other than

CF INDUSTRIES HOLDINGS, INC.

the states’ implementation of this permitting requirement, none of the states where our U.S. production facilities are located-Iowa, Louisiana, Mississippi and Oklahoma-has proposed control regulations limiting GHG emissions.
On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement was accepted by the United States and ratified by Canada and the United Kingdom and went into effect in November 2016. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels. Each signatory is required to develop its own national plan to attain this objective. Increasing concern over the impacts of climate change is driving the signatories to establish even more ambitious GHG reduction targets. In December 2020, the United Kingdom announced a target to reduce GHG emission 68% from 1990 levels by 2030. The EU has announced a new target to reduce its GHG emission 55% below 1990 levels by 2030. On November 4, 2019, the United States submitted formal notice of its withdrawal from the Paris Agreement, which became effective on November 4, 2020, but on January 20, 2021, President Biden announced that the United States has rejoined the Paris Agreement. This will require the United States to submit its own national plan for reducing GHG emissions. Executive Orders issued by the Biden Administration, including in particular an executive order issued on January 27, 2021 focusing on climate change, evidence the Administration’s intent to undertake numerous initiatives in an effort to reduce GHG emissions, including promoting renewable energy development, limiting or prohibiting new oil and gas leases on federal lands, and in general, making climate change considerations a critical component of federal policy.
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
Human Capital Resources
Our long-term success depends on our people. We are dedicated to creating a workplace where employees are proud to work and grow and everyone feels empowered to do their best work. We do this by investing in extensive recruitment, training and professional development opportunities for our employees and fostering diversity and inclusion in our culture.
Employee Population. We employed approximately 3,000 employees at December 31, 2020, of which 66% were located in the United States, 20% in the United Kingdom, and 14% in Canada. As of December 31, 2020, 16% of our employees have worked for the Company more than 20 years, 16% of our employees have worked for the Company between 11 and 20 years, 27% of our employees have worked for the Company between 6 and 10 years, and 41% of our employees have worked at the Company for less than 6 years. Full-time employees represented approximately 99% of our workforce as of December 31, 2020 and approximately 15% were covered by a collective bargaining agreement. We supplement our workforce with contractors with specialized skill sets during periods of peak activity, such as during turnarounds and maintenance events.
Culture, Inclusion and Diversity. Our core values and their underlying principles reflect our commitment to a diverse and inclusive culture, treating one another with respect. During 2020, all of our employees engaged in training to learn to recognize and address the effects of unconscious bias by challenging assumptions; encouraging diversity of experience, opinion, and expression; and supporting a workplace culture that actively strives to be more inclusive. As of December 31, 2020, approximately 14% of our global workforce was female and 15% of the Company’s employees in managerial roles were female. Minorities represented approximately 14% of the Company’s U.S. workforce and 12% of our U.S. employees in managerial roles. In order to continue to improve the inclusiveness and diversity of our company and culture, our recently

CF INDUSTRIES HOLDINGS, INC.

announced comprehensive ESG goals include goals to increase the representation of females and persons of color in senior leadership roles and to implement a program designed to increase the hiring and promotion of minority and female candidates.
Workforce Health and Safety. Operating in a safe and responsible manner is a core value and an integral part of what sets the Company apart. We believe that focusing on leading indicators - such as the behavioral safety practices we have incorporated into our annual incentive plan - to drive and measure activities that prevent and control safety incidents, results in our industry-leading safety record. As of December 31, 2020, our 12-month rolling average recordable incident rate (RIR) was 0.14 incidents per 200,000 work hours, and our total recordable injury count was four. For the year ended December 31, 2020, our days away, restricted or transferred (DART) incident rate was 0.03 injuries per 200,000 work hours, and our lost time incident rate was 0.00.
Response to COVID-19 Pandemic. During fiscal 2020, in response to the COVID-19 pandemic, we implemented safety precautions to protect the health and well-being of all of our employees, including the manufacturing workforce who operate our nitrogen manufacturing complexes and distribution facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of CF Holdings—Market Conditions and Current Developments—COVID-19 Pandemic, for a further discussion of the pandemic and the actions we have taken.
Talent Development. A core aspect of our culture is our commitment to identifying and developing talent to help employees accelerate growth and achieve their career goals. We invest in extensive assessment, training and professional development opportunities for our employees through a robust set of formal and informal programs, including targeted job movements, key experiences, and training, with an emphasis on creating a culture of inclusion. Leadership is the quality that drives our values and sets us apart. To help foster leadership, we have developed a set of leadership competencies that provide a common language for how to demonstrate leadership at every level of the organization. We view training and development programs as being a key part of succession planning, allowing us to grow a stronger company today and in the future.

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
Market Risks
Our business is cyclical, resulting in periods of industry oversupply during which our business, financial condition, results of operations and cash flows tend to be negatively affected.
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand for nitrogen is affected by planted acreage, crop selection and fertilizer application rates, driven by population growth, gross domestic product growth, changes in dietary habits and non-food use of crops, such as production of ethanol and other biofuels among other things. Demand also includes industrial uses of nitrogen, for example chemical manufacturing and emissions reductants such as diesel exhaust fluid (DEF). Supply is affected by available capacity and operating rates, raw material costs and availability, energy prices, government policies and global trade.
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. In recent years, fertilizer producers, including CF Holdings, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply availability and affect the balance of supply and demand. In certain years, global nitrogen fertilizer capacity has increased faster than global nitrogen fertilizer demand, creating a surplus of global nitrogen fertilizer capacity, which led to lower nitrogen fertilizer selling prices in 2016 and 2017. For example, in the two-year period ended December 31, 2017, additional production capacity came on line and, at the same time, the average selling price for our products declined 34%, from $314 per ton in 2015 to $207 per ton in 2017.
Additional production capacity is expected to come on line over the next 12 months outside of North America. We cannot predict the impact of this additional capacity. Also, global or local economic and financial conditions or changes in such conditions, or other factors may cause acceleration of other announced and/or ongoing projects.
Price fluctuations for our products result from changes in supply and demand. Significant price fluctuations we experience could be symptoms of an oversupplied market in transition as new capacity ramps up, and production slows down or shuts down in high cost regions. Similarly, lower energy prices can spur increases in production in high cost regions, which would result in increased supply and pressure on selling prices. Additionally, trade flows adjust as imports into different regions of the world also impact the local supply and demand balances. If imports increase into an oversupplied region, lower prices in that region could result.
During periods of industry oversupply, our financial condition, results of operations and cash flows tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. In 2016 and 2017, our financial performance, credit ratings and the trading price for our common stock were negatively impacted by the lower selling prices resulting from the global oversupply of nitrogen fertilizer; while in 2018 and 2019, we experienced increases in the average selling price for our products. In 2020, the average selling price for our products decreased 14% to $203 per ton compared to $235 per ton in 2019. The period of time that these oversupply conditions can persist and the degree to which they will impact our business, financial condition, results of operations and cash flows are uncertain.
Our nitrogen products are global commodities, and we face intense global competition from other producers.
We are subject to intense price competition from our competitors. Most fertilizers and related nitrogen products that we produce, such as industrial grade ammonium nitrate and DEF, are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, customer service and product quality. As a consequence, conditions in the international market for nitrogen products significantly influence our operating results.
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

CF INDUSTRIES HOLDINGS, INC.

goals. Our competitive position could suffer to the extent we are not able to expand our own resources, either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.
China, the world’s largest producer and consumer of nitrogen fertilizers, currently has significant capacity surplus and many high-cost plants. As a result, the domestic nitrogen industry in China is operating at less than full capacity. If Chinese government policy, devaluation of the Chinese renminbi, the relaxation of Chinese environmental standards or decreases in Chinese producers’ underlying costs such as the price of Chinese coal encourage increased production capacity utilization, any resulting export volume could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our competitors in Russia continue to benefit from non-market pricing of natural gas, allowing continued exports from the region, and have significant nitrogen fertilizer export capacity. The 2016 revocations of U.S. antidumping measures on solid urea and fertilizer grade ammonium nitrate from Russia have allowed for increases in imports from that country into the United States in recent years.
We also face competition from other fertilizer producers in the Middle East, Europe, Latin America and Africa, who, depending on market conditions, fluctuating input prices, geographic location and freight economics, may take actions at times with respect to price or selling volumes that adversely affect our business, financial condition, results of operations and cash flows.
In addition, the international market for nitrogen products is influenced by such factors as currency exchange rates, including the relative value of the U.S. dollar and its impact upon the cost of importing of nitrogen products into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and the laws and policies of the markets in which we operate, including the imposition of new duties, tariffs or quotas, that affect foreign trade and investment. For example, the imposition of duties, tariffs or quotas in a region can directly impact product pricing in that region, which can lead to changes in global trade flows and impact the global supply and demand balance and pricing. Market participants customarily move product between regions of the world, or adjust trade flows, in response to these factors. North America, where we manufacture and sell most of our products, is one of the largest and most liquid nitrogen trading regions in the world. As a result, other manufacturers, traders and other market participants can move nitrogen products to North America when there is uncertainty associated with the supply and demand balance in other regions or when duties, tariffs or quotas impact prices or trade flows in other regions. As a result, duties, tariffs and quotas can lead to uncertainty in the global marketplace and impact the supply and demand balance in many regions, which could adversely affect our business, financial condition, results of operations and cash flows. On October 9, 2019, the European Commission (the Commission) imposed definitive anti-dumping duties on imports to the European Union of UAN manufactured in Russia, the Republic of Trinidad and Tobago and the United States. For imports of UAN manufactured in the United States, the fixed duty rate is €29.48 per metric ton (or €26.74 per ton). The duties will remain in place for an initial five-year period, after which the measures may be renewed by the Commission. The long term impact of this duty on the international market for nitrogen products is uncertain.
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
Governmental policies, including farm and biofuel subsidies, commodity support programs and tariffs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, representing approximately 35% of total U.S. corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard encourages continued high levels of corn-based ethanol production, various interested parties have called to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. Other factors that drive the ethanol market include the prices of ethanol, gasoline and corn. Lower gasoline prices and fewer aggregate miles, driven by increased automobile fuel efficiency or the continued expansion of electric

CF INDUSTRIES HOLDINGS, INC.

vehicles, may put pressure on ethanol prices that could result in reduced profitability and lower production for the ethanol industry. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, or nitrogen-efficient varieties, or developments in alternatives to traditional animal feed or alternative proteins, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. Widespread adoption of emerging application technologies or alternative farming techniques could disrupt traditional application practices, affecting the volume or types of products used and timing of applications. In addition, from time to time various foreign government and U.S. state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. For example, the United Kingdom is currently consulting with stakeholders and reviewing proposals to limit emissions from solid urea fertilizers, including a potential ban on urea fertilizers. While CF Fertilisers UK Limited does not sell solid urea fertilizer in the United Kingdom, other jurisdictions may consider limits on fertilizer use, such as the European Union, which announced its Farm to Fork and Biodiversity Strategies. Any reduction in the demand for chemical fertilizer products, including as a result of technological developments and/or limitations on the use and application of chemical fertilizers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is dependent on natural gas, the prices of which are subject to volatility.
Nitrogen from the atmosphere and hydrogen from natural gas, coal and other carbon energy feedstocks, or from the electrolysis of water, are the fundamental building blocks of nitrogen fertilizers. Energy feedstock costs comprise a significant portion of the total production cost of nitrogen products and, relative to the industry’s marginal producers that set the global price of nitrogen, generally determine profitability for nitrogen producers. Our manufacturing processes utilize natural gas as the principal raw material used in our production of nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, urea ammonium nitrate solution (UAN), ammonium nitrate (AN) and other nitrogen products.
Most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada. As a result, North American natural gas comprises a significant portion of the total production cost of our products. In recent years, the cost of North American natural gas for the production of nitrogen fertilizers has been significantly lower than the energy costs of the industry’s marginal nitrogen producers. Changes in the supply of and demand for natural gas can lead to extended periods of higher natural gas prices. If high natural gas prices were to persist in North America and significantly erode our favorable energy cost differentials relative to the marginal nitrogen producers, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The price of natural gas in North America has been volatile in recent years. During 2020, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.34 per MMBtu on September 22, 2020 and three consecutive days in October and a high of $3.08 per MMBtu on October 27, 2020. During the three-year period ended December 31, 2020, the daily closing price at the Henry Hub reached a low of $1.34 per MMBtu on September 22, 2020 and three consecutive days in October 2020 and a high of $6.88 per MMBtu on January 4, 2018.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe, which has also been volatile in recent years. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2020, the daily closing price at NBP reached a low of $1.04 per MMBtu on May 22, 2020 and a high of $7.71 per MMBtu on December 30, 2020. During the three-year period ended December 31, 2020, the daily closing price at NBP reached a low of $1.04 per MMBtu on May 22, 2020 and a high of $31.74 per MMBtu on March 2, 2018.
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
Certain of our operating facilities are located near natural gas hubs that have experienced increased natural gas development and have favorable basis differences as compared to other North American hubs. Favorable basis differences in certain regions may dissipate over time due to increases in natural gas pipeline or storage capacity in those regions. Additionally, basis differentials may become materially unfavorable due to a lack of inbound gas pipeline or storage capacity in other regions during periods of unusually high demand. Increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports, could result in increased natural gas prices. If such reduced production, increased demand or changes in basis were to occur, or if other developments adversely impact the

CF INDUSTRIES HOLDINGS, INC.

supply and demand balance for natural gas in North America or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our operating results fluctuate due to seasonality. Our inability to predict future seasonal fertilizer demand accurately could result in our having excess inventory, potentially at costs in excess of market value.
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
We offer our customers the opportunity to purchase products from us on a forward basis at prices and delivery dates we propose. Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales value in advance of the shipment date. Forward sales improve our liquidity by reducing our working capital needs due to the cash payments received from customers in advance of shipment of the product

CF INDUSTRIES HOLDINGS, INC.

and allow us to improve our production scheduling and planning and the utilization of our manufacturing and distribution assets.
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
Operational Risks
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
We rely on natural gas pipelines to transport raw materials to our manufacturing facilities. In addition, we rely on railroad, barge, truck, vessel and pipeline companies to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, shutdowns, delays, accidents such as spills and derailments, vessel groundings and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain rail lines, bridges, roadways, pipelines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, such as railroads, have experienced periodic service delays or shutdowns due to capacity constraints in their systems, operational and maintenance difficulties, blockades, weather or safety-related embargoes and delays, and other events, which could impact the shipping of our products and cause disruption in our supply chain.
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
Our nitrogen fertilizer operations are located at nine separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represented approximately 40% of our ammonia production capacity as of December 31, 2020. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Operational disruptions could occur for many reasons, including natural disasters, weather, unplanned maintenance and other manufacturing problems, disease, strikes or other labor unrest or transportation interruptions. For example, our

CF INDUSTRIES HOLDINGS, INC.

Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane or high wind activity and several of our complexes are located in areas that experience severe weather. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to affect adversely the shipping and distribution of our products. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace or have long delivery lead times, due in part to a limited number of suppliers, and could result in operational disruptions.
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
Changes in governmental trade policies can lead to the imposition of new taxes, levies, duties, tariffs or quotas affecting agricultural commodities, fertilizer or industrial products. These can alter costs, trade flows, access to supplies or demand, and regional balances for our products.
Our principal reporting currency is the U.S. dollar and our business operations and investments outside the United States increase our risk related to fluctuations in foreign currency exchange rates. The main currencies to which we are exposed, besides the U.S. dollar, are the Canadian dollar, the British pound and the euro. These exposures may change over time as business practices evolve and economic conditions change. We may selectively reduce some foreign currency exchange rate risk by, among other things, requiring contracted purchases of our products to be settled in, or indexed to, the U.S. dollar or a currency freely convertible into U.S. dollars, or hedging through foreign currency derivatives. These efforts, however, may not be effective and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Financial Risks
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
We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are subject to various self-insured retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-insured retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. There can be no assurance that we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) were named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases were consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities manufactured and sold to others were delivered to the facility and may have been stored at the West facility at the time of the incident. The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over three hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be set for trial after the Court resumes scheduling civil jury trials currently on hold because of the outbreak of coronavirus disease 2019 (COVID-19) pandemic. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

CF INDUSTRIES HOLDINGS, INC.

Our substantial indebtedness could adversely affect our cash flow, prevent us from fulfilling our obligations and impair our ability to pursue or achieve other business objectives.
As of December 31, 2020, we had approximately $4.0 billion of total funded indebtedness, consisting primarily of secured and unsecured senior notes with varying maturity dates between 2021 and 2044, or approximately 40% of our total capitalization, and an additional $750 million of senior secured borrowing availability (reflecting no outstanding borrowings and no outstanding letters of credit) for general corporate purposes under our senior secured revolving credit agreement (as amended, the Revolving Credit Agreement). Our substantial debt service obligations will have an impact on our earnings and cash flow for so long as the indebtedness is outstanding.
Our substantial indebtedness could, as a result of our debt service obligations or through the operation of the financial and other restrictive covenants to which we are subject under the agreements and instruments governing that indebtedness and otherwise, have important consequences. For example, it could:
•make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because any related decrease in revenues could cause us not to have sufficient cash flows from operations to make our scheduled debt payments;
•cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•cause us to use a portion of our cash flow from operations for debt service, reducing the availability of cash to fund working capital and capital expenditures, and other business activities;
•cause us to be more vulnerable to general adverse economic and industry conditions;
•expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our Revolving Credit Agreement, could be at variable rates of interest;
•make us more leveraged than some of our competitors, which could place us at a competitive disadvantage;
•restrict our ability to dispose of assets or otherwise restrict our use of funds from the disposal of assets;
•restrict our ability to pay dividends on our common stock or utilize excess cash to repurchase shares of our common stock;
•limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes; and
•result in a downgrade in the credit rating of our indebtedness which could increase the cost of further borrowings.
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

CF INDUSTRIES HOLDINGS, INC.

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
As of February 16, 2021, our corporate credit rating by S&P Global Ratings is BB+ with a stable outlook; our corporate credit rating by Moody’s Investor Services, Inc. is Ba1 with a stable outlook; and our corporate credit rating with Fitch Ratings, Inc. is BB+ with a stable outlook.
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
The United States and other countries in which we operate are in the process of implementing the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting Project (BEPS). BEPS is intended to improve tax disclosure and transparency and eliminate structures and activities that could be perceived by a particular country as resulting in tax avoidance. The OECD is currently developing a framework in order to assist member countries in adopting BEPS related legislation. Each country is permitted to introduce its own legislation to implement BEPS legislation. As a number of our business operations do business across country lines, we are subject to BEPS. The implementation of BEPS could result in tax changes and may adversely affect our provision for income taxes, results of operations and cash flows. In some cases, BEPS legislation could result in double taxation in a portion of our profits without an appropriate mechanism to recover the incremental tax amount in another jurisdiction.

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
Environmental and Regulatory Risks
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
We are subject to GHG regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities currently are only subject to GHG emissions reporting obligations, although new facilities that we build, or existing facilities that we modify in the future, could be subject to GHG emissions standards included in their air permits. Our facilities in the United Kingdom have been subject to the European Union Emissions Trading System (EU ETS), which generally required us to hold or obtain emissions allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program. Notwithstanding the exit of the United Kingdom from the European Union (Brexit) on January 31, 2020, facilities in the United Kingdom remained subject to the EU ETS through the end of 2020. Beginning on January 1, 2021, our U.K. manufacturing plants became subject to the UK Emissions Trading Scheme (UK ETS). At least initially, the UK ETS is expected to be similar to the EU ETS, although the UK government has stated that it intends to establish an emissions cap that is lower than what it would have been had the United Kingdom remained subject to the EU ETS. No agreement has been reached as to whether the UK ETS will establish a linkage with the EU ETS or other national emission trading systems. Our Medicine Hat Nitrogen Complex, in Alberta, Canada, and our Courtright Nitrogen Complex, in Ontario, Canada, are subject to provincial or federal laws that impose a price on excess GHG emissions. Each of these laws establishes carbon dioxide equivalent (CO2e) emissions standards applicable to our facilities in terms of emissions per unit of production, with the provincial laws and the federal law using different formulas for establishing these intensity limits and changes in these limits over time. If CO2e emissions exceed the applicable limits, the excess emissions must be offset, either through obtaining qualifying emission credits or offsets or by making a payment for each ton of excess emissions. The Canadian federal government has announced that it intends to increase the price of excess emissions of CO2e from CAD $40 per ton in 2021 and CAD $50 per ton in 2022, by CAD $15 per ton each year beginning in 2023, with the price of excess CO2e emissions reaching CAD $170 per ton by 2030.
On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement was accepted by the United States and ratified by Canada and the United Kingdom and went into effect in November 2016. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5ºC above pre-industrial levels. Each signatory is required to develop its own national plan to attain this objective. Increasing concern over the impacts of climate change is driving the signatories to establish ever more ambitious GHG reduction targets. In December 2020, the United Kingdom announced a target to reduce GHG emission 68% from 1990 levels by 2030. The EU has announced a new target to reduce its GHG emission 55% below 1990 levels by 2030. On November 4, 2019, the United States submitted formal notice of its withdrawal from the Paris Agreement, which became effective on November 4, 2020, but on January 20, 2021, President Biden announced that the United States has rejoined the Paris Agreement. This will require the United States to submit its own national plan for reducing GHG emissions. Executive Orders issued by the Biden administration, including in particular an executive order issued on January 27, 2021 focusing on climate change, evidence the Administration’s intent to undertake numerous initiatives in an effort to reduce GHG emissions, including promoting renewable energy development, limiting or prohibiting new oil and gas leases on federal lands, and in general, making climate change considerations a critical component of federal policy.
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

CF INDUSTRIES HOLDINGS, INC.

restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.
Strategic Risks
The market for green and low-carbon ammonia may be slow to develop, may not develop to the size expected or may not develop at all. Moreover, we may not be successful in the development and implementation of our green and low-carbon ammonia projects in a timely or economic manner, or at all, due to a number of factors, many of which are beyond our control.
The market for green and low-carbon ammonia is developing and evolving, may not develop to the size or at the rate we expect, and is dependent in part on the developing market for green and low-carbon hydrogen. These markets are heavily influenced by federal, state and local government laws, regulations and policies concerning carbon emissions and clean energy in the United States and abroad.
We believe the demand for green and low-carbon ammonia will take several years to fully develop and mature and we cannot be certain that this market or the market for green and low-carbon hydrogen will grow to the size or at the rate we expect. Hydrogen currently only accounts for less than 1% of the world’s energy needs.
The recognition and acceptance of green and low-carbon ammonia as a transport and storage mechanism for green and low-carbon hydrogen, the use of green and low-carbon ammonia as a fuel in its own right and the development and growth of end market demand and applications for green and low-carbon hydrogen and green and low-carbon ammonia are uncertain and dependent on a number of factors outside of our control. These factors include, among others, the extent to which and rate at which cost competitive global renewable energy capacity increases, the pricing of alternative sources of energy, the realization of technological improvements required to increase the efficiency and lower the costs of production of green and low-carbon ammonia, the regulatory environment, the rate and extent of infrastructure investment and developments, the availability of tax benefits and other incentives and our ability to provide green and low-carbon ammonia offerings cost-effectively. If a sustainable market fails to develop or develops more slowly than we anticipate, we may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan and commitment to a clean fuel economy.
Our clean energy strategy also depends on the realization of certain technical improvements required to increase the efficiency and lower the costs of production of green and low-carbon ammonia. Over time, as we seek to convert additional existing production facilities and further expand our green ammonia and low-carbon ammonia production capacity, we may face operational difficulties and execution risks related to the design, development and construction. If our assumptions about the engineering and process characteristics necessary to successfully build the facility capacity that we are contemplating and to scale up to larger production quantities prove to be incorrect, we may be unable to produce substantial quantities of green or low-carbon ammonia, and the cost to construct or convert such green and low-carbon ammonia facilities, or the production costs associated with the operation of such facilities, may be higher than we project.
We may not be successful in the expansion of our business.
We routinely consider possible expansions of our business, both within the United States and elsewhere. Major investments in our business, including as a result of acquisitions, partnerships, joint ventures, business combination transactions or other major investments, such as our green and low-carbon ammonia projects, require significant managerial resources, the diversion of which from our other activities or opportunities may impair the existing operations of our business. We may be unable to identify or successfully compete for certain acquisition targets, which may hinder or prevent us from acquiring a target or completing other transactions. The risks of any expansion of our business through investments, acquisitions, partnerships, joint ventures or business combination transactions are increased due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. In addition, these efforts may require capital resources that could otherwise be used for the improvement and expansion of our existing business. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures, business combination transactions or other major investments. Among the risks associated with the pursuit and consummation of acquisitions, partnerships, joint ventures or other major investments or business combinations are those involving:
•difficulties in integrating the parties’ operations, systems, technologies, products and personnel;
•incurrence of significant transaction-related expenses;
•potential integration or restructuring costs;

CF INDUSTRIES HOLDINGS, INC.

•potential impairment charges related to the goodwill, intangible assets or other assets to which any such transaction relates, in the event that the economic benefits of such transaction prove to be less than anticipated;
•other unanticipated costs associated with such transactions;
•our ability to achieve operating and financial efficiencies, synergies and cost savings;
•our ability to obtain the desired financial or strategic benefits from any such transaction;
•the parties’ ability to retain key business relationships, including relationships with employees, customers, partners and suppliers;
•potential loss of key personnel;
•entry into markets or involvement with products with which we have limited current or prior experience or in which competitors may have stronger positions;
•assumption of contingent liabilities, including litigation;
•exposure to unanticipated liabilities;
•differences in the parties’ internal control environments, which may require significant time and resources to resolve in conformity with applicable legal and accounting standards;
•increased scope, geographic diversity and complexity of our operations;
•the tax effects of any such transaction; and
•the potential for costly and time-consuming litigation, including stockholder lawsuits.
In addition, major capital projects may be dependent on the availability and performance of engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to design and implement those projects on a timely basis and on acceptable terms. Major investments such as capital improvements at our facilities are subject to a number of risks, any of which could prevent us from completing capital projects in a timely or economic manner or at all, including, without limitation, cost overruns, non-performance of third parties, the inability to obtain necessary permits or other permitting matters, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, engineering and construction change orders, errors in design, construction or start-up, and other unforeseen difficulties.
International acquisitions, partnerships, joint ventures, investments or business combinations and other international expansions of our business involve additional risks and uncertainties, including, but not limited to:
•the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries;
•challenges caused by distance and by language and cultural differences;
•difficulties and costs of complying with a wide variety of complex laws, treaties and regulations;
•unexpected changes in regulatory environments;
•political and economic instability, including the possibility for civil unrest;
•nationalization of properties by foreign governments;
•tax rates that may exceed those in the United States, and earnings that may be subject to withholding requirements;
•the imposition of tariffs, exchange controls or other restrictions; and
•the impact of currency exchange rate fluctuations.
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

COVID-19 Pandemic Risk
Our business and operations may be adversely affected by the COVID-19 pandemic.
The outbreak and pandemic of the coronavirus disease 2019 (COVID-19) could have a material and adverse effect on our business, financial condition, results of operations or cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Even though our business operations are designated as part of the critical infrastructure by the United States, United Kingdom and Canadian governments and the governments of the states and provinces in which we operate, these measures have impacted and may further impact all or portions of our workforce and operations. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions, we may be unable to meet customer demand or perform fully under our contracts.
In addition, our customers, suppliers and third party service providers, including transportation providers, have been, or may be in the future, affected by COVID-19, including by the impact of measures taken by federal and local governments to slow the spread of the virus. Any negative impacts on our customers, suppliers and third party service providers could negatively impact our business, financial condition, results of operations or cash flows. For example, global demand for nitrogen for industrial use has been negatively affected by the pandemic, and we expect this to continue as long as economic activity remains low due to the impacts of the pandemic. Restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
While the COVID-19 pandemic did not have a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact it may have on our business, financial condition, results of operations or cash flows. The extent to which our operations may be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread of the virus, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak. The pandemic significantly increased global market uncertainty and caused an economic slowdown, which resulted in a global recession. Persistent weakness in economic activity caused by a deterioration of global market and economic conditions could materially adversely affect our business, financial condition, results of operations or cash flows.

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
•the global commodity nature of our nitrogen products, the conditions in the international market for nitrogen products, and the intense global competition from other producers;
•conditions in the United States, Europe and other agricultural areas;
•the volatility of natural gas prices in North America and Europe;
•weather conditions;
•the seasonality of the fertilizer business;
•the impact of changing market conditions on our forward sales programs;
•difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;
•reliance on third party providers of transportation services and equipment;
•risks associated with cyber security;
•our reliance on a limited number of key facilities;
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
•downgrades of our credit ratings;
•risks associated with changes in tax laws and disagreements with taxing authorities;
•risks involving derivatives and the effectiveness of our risk measurement and hedging activities;
•potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;
•regulatory restrictions and requirements related to greenhouse gas emissions;
•the development and growth of the market for green and low-carbon ammonia and the risks and uncertainties relating to the development and implementation of our green and low-carbon ammonia projects;
•risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;
•risks associated with the operation or management of the CHS strategic venture, risks and uncertainties relating to the market prices of the fertilizer products that are the subject of our supply agreement with CHS over the life of the supply agreement, and the risk that any challenges related to the CHS strategic venture will harm our other business relationships; and
•the impact of the novel coronavirus disease 2019 (COVID-19) pandemic, including measures taken by governmental authorities to slow the spread of the virus, on our business and operations.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over three hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be set for trial after the Court resumes scheduling civil jury trials currently on hold because of the coronavirus disease 2019 (COVID-19) pandemic. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety—CERCLA/Remediation Matters and Note 20—Contingencies to our consolidated financial statements included in Item 8 of this report.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

CF INDUSTRIES HOLDINGS, INC.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “CF.” As of February 16, 2021, there were 682 stockholders of record.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended December 31, 2020:

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
October 1, 2020 - October 31, 2020	5,059	$31.33	—	$563,407
November 1, 2020 - November 30, 2020	—	—	—	563,407
December 1, 2020 - December 31, 2020	70,392	39.54	—	563,407
Total	75,451	$38.99	—
__________________________________________________________________________
(1)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and the exercise of nonqualified stock options.
(2)On February 13, 2019, our Board of Directors authorized management to repurchase CF Holdings common stock for a total expenditure of up to $1 billion through December 31, 2021. This share repurchase program is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Program and in Note 18—Stockholders’ Equity, in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6.    [RESERVED]

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. For a discussion and analysis of the year ended December 31, 2019 compared to December 31, 2018, you should read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2020. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
•Our Company
•Our Commitment to a Clean Energy Economy
•Industry Factors
•Market Conditions and Current Developments
•Financial Executive Summary
•Items Affecting Comparability of Results
•Consolidated Results of Operations
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
•Subsequent Event
Overview of CF Holdings
Our Company
We are a leading global manufacturer of hydrogen and nitrogen products for clean energy, fertilizer, emissions abatement, and other industrial applications. We operate nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
Our principal assets as of December 31, 2020 include:
•five U.S. nitrogen manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS;
•two Canadian nitrogen manufacturing facilities, located in Medicine Hat, Alberta (the largest nitrogen complex in Canada) and Courtright, Ontario;
•two United Kingdom nitrogen manufacturing facilities, located in Billingham and Ince;

CF INDUSTRIES HOLDINGS, INC.

•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Our Commitment to a Clean Energy Economy
In October 2020, we announced that we are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and low-carbon ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia, with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and low-carbon sources. Our strategy is to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our approach will focus on green ammonia production, which refers to ammonia produced through a carbon-free process, and low-carbon ammonia, which relates to ammonia produced by conventional processes but with CO2 removed through carbon capture and sequestration (CCS) and other certified carbon abatement projects. We have announced an initial green ammonia project at our flagship Donaldsonville nitrogen complex to produce approximately 20,000 tons per year of green ammonia. Additionally, we are developing CCS and other carbon abatement projects across our production facilities that will enable us to produce low-carbon ammonia.
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
Due to the use of fertilizer products in crop production to support the global food supply chain, our business operations were designated as part of the critical infrastructure by the United States and as essential businesses in the United Kingdom and Canada, with corresponding designations for those states and provinces in which we operate that issued restrictive orders. As a result, our manufacturing complexes continued to operate during 2020 and have continued to operate through the date of this report. Our production of ammonia, the basic building block for our products, was 10.4 million tons in 2020 compared to 10.2 million tons in 2019. Through the date of this filing, we have continued to ship products by all modes of transportation to our customers, and we have not experienced any significant delays in marine, rail or truck transportation services due to the pandemic.
In 2020, we did not experience a meaningful impact in customer demand as a result of the COVID-19 pandemic. Our total volume of products shipped in 2020 of 20.3 million tons was 4% higher compared to 19.5 million tons in 2019.
In response to the pandemic, we instituted safety precautions early in 2020 to protect the health and well-being of all of our employees, including the manufacturing workforce who operate our nitrogen complexes and distribution facilities. These safety measures included installing thermal temperature checks at each of our sites for all personnel, including contractors, who arrive at our sites, adjusting schedules to support social distancing, including changes to loading and shipping procedures, maintaining a close contact log for employees, self-quarantine logs, requiring face coverings on site, restricting visitor access, and implementing enhanced cleaning protocols and travel restrictions for employees. We also paid approximately $19 million of bonuses to our operational workforce under a special COVID-19 bonus program, which concluded in June 2020. In addition, since mid-March 2020, the majority of our non-operational personnel at our sites who work in administrative and operational support functions have worked remotely in order to maintain social distancing following governmental guidelines. These administrative and operational support functions have operated effectively during this period, meeting our commitments to our customers and continuing to manage our business without interruption. We have not furloughed any employees or instituted any reductions in pay or benefits or other significant cost containment measures due to the pandemic.
We participate in a global market, which includes a global supply chain and customer base. The long-term effects of the COVID-19 pandemic are unclear and could adversely affect our business in the future. We have operated our business in a remote working environment and could continue to do so for an extended duration, if necessary. However, if the pandemic were to impact a large portion of our workforce in any one location, we might need to idle that facility temporarily or transfer other employees from other network sites, which could have an impact on our business operations, profitability and cash flow. The impact of the COVID-19 pandemic is fluid and continues to evolve. As a result, we cannot predict the extent to which our business, results of operations, financial condition or liquidity may be impacted by the pandemic in the future.
Sales Volume
There was strong demand for fertilizer in 2020 as we shipped 20.3 million tons of product compared to 19.5 million tons in 2019, which increased net sales by $199 million. The increase in total sales volume was due primarily to the impact of increased supply resulting from both higher inventory levels entering 2020 and higher production in 2020. Our sales volumes in 2020 were higher across all of our major products compared to 2019.

CF INDUSTRIES HOLDINGS, INC.

Our shipments can shift between quarters due primarily to shifts in weather patterns that impact fertilizer applications. During the fourth quarter of 2020, granular urea sales volume was higher as domestic demand strengthened amid increasing crop prices and overall farm economics improved. Additionally, ammonia sales volume in the fourth quarter of 2020 exceeded the fourth quarter of 2019 as a result of increased demand due to an early fall harvest and ideal weather conditions throughout the Midwestern United States.
Sales volume for our products in 2020, 2019 and 2018 is shown in the table below.

	2020		2019		2018
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Ammonia	3,767	$1,020	3,516	$1,113	3,135	$1,028
Granular urea	5,148	1,248	4,849	1,342	4,898	1,322
UAN	6,843	1,063	6,807	1,270	7,042	1,234
AN	2,216	455	2,109	506	2,002	460
Other	2,322	338	2,257	359	2,252	385
Total	20,296	$4,124	19,538	$4,590	19,329	$4,429
We expect sales volumes for our products to return to a range of 19-19.5 million product tons in 2021 due to lower year-end inventory than the year before and lower expected production due to a higher number of planned turnarounds than in 2020.
Selling Prices
The selling prices for all of our major products were lower in 2020 than 2019 as global energy prices remained low, driving higher global nitrogen operating rates and the resulting additional global supply availability. The average selling price for our products for 2020 and 2019 was $203 per ton and $235 per ton, respectively. The decrease in average selling prices of 14% in 2020 from 2019 decreased net sales by $665 million.
Natural Gas Prices
Natural gas is the principal raw material used to produce our nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately one-third of our production costs.
Most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined over the last decade, but are subject to volatility. Natural gas prices during 2020 were lower on average than 2019, due in part to reduced energy demand as a result of the COVID-19 pandemic, partially offset by reductions in supply. The daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, fluctuated throughout 2020. The average daily market price at the Henry Hub was $1.99 per MMBtu for 2020 compared to $2.51 per MMBtu for 2019, a decrease of 21%. The price of natural gas decreased in the first half of 2020 and increased in the second half of 2020 with the average daily market price rising at the Henry Hub to $2.47 per MMBtu in the fourth quarter of 2020.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The price of natural gas in the United Kingdom during 2020 was lower on average compared to 2019 as a result of increased availability of liquefied natural gas in the global market as well as the global economic downturn related to the COVID-19 pandemic. The average daily market price at NBP was $3.20 per MMBtu for 2020 compared to $4.44 per MMBtu for 2019, a decrease of 28%. The daily market price at NBP also fluctuated throughout 2020 as the price decreased in the first half of 2020 and increased in the second half of 2020 with the average daily market price rising at the NBP to $5.29 per MMBtu in the fourth quarter of 2020.
Natural gas costs in cost of sales, including the impact of realized natural gas derivatives, was $2.24 per MMBtu in 2020, an 18% decrease from $2.74 per MMBtu in 2019, which resulted in an increase in gross margin of approximately $195 million.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $317 million in 2020 compared to $493 million in 2019, a decline in net earnings of 36%, or $176 million. The decrease in net earnings was due primarily to lower selling prices as lower global energy costs drove higher global operating rates, leading to increased global nitrogen supply availability. The impact of lower selling prices was partially offset by lower realized natural gas costs and higher sales volume, leading to a net decline in gross margin of $373 million in 2020. Gross margin declined from $1,174 million in 2019 to $801 million in 2020. The following describes the significant factors that impacted gross margin:
•Average selling prices declined 14% in 2020 to $203 per ton, which decreased gross margin by $665 million,
•Realized natural gas costs declined by 18% in 2020 to $2.24 per MMBtu, which increased gross margin by     $195 million,
•Sales volume increased 4% to 20.3 million product tons, the highest annual sales volume for the Company. The increase in sales volume increased gross margin by $61 million.
Additionally, net earnings were impacted by lower selling, general and administrative costs, which declined by $33 million due primarily to the impact of lower corporate project activity and travel during the COVID-19 pandemic, and a decline in our annual tax provision of $95 million, driven by lower pre-tax earnings as well as certain favorable discrete tax items, including the impact of the Terra Amended Tax Returns. See discussion under “Items Affecting Comparability—Terra Amended Tax Returns,” below, for further information.
Diluted net earnings per share attributable to common stockholders decreased $0.76 per share, to $1.47 per share in 2020 compared to $2.23 per share in 2019. This decrease is due primarily to lower net earnings, partially offset by a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. On February 13, 2019, our Board of Directors (the Board) authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). In 2019, we repurchased approximately 7.6 million shares under the 2019 Share Repurchase Program for $337 million. In 2020, we repurchased approximately 2.6 million shares under the 2019 Share Repurchase Program for $100 million. No shares were repurchased under the 2019 Share Repurchase Program in the second, third or fourth quarter of 2020. See discussion under “Liquidity and Capital Resources—Share Repurchase Programs,” below, for further information.

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
In addition to the impact of market conditions discussed above, certain items impacted our financial results during the years ended December 31, 2020 and 2019. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. Positive amounts in the table below are costs or expenses incurred, while negative amounts are income recognized in the periods presented. During the years ended December 31, 2020 and 2019, we reported net earnings attributable to common stockholders of $317 million and $493 million, respectively.

	2020		2019
	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(2)	$(6)	$(5)	$14	$10
COVID impacts:
Special COVID-19 bonus for operational workforce(2)	19	15	—	—
Turnaround deferral(2)	7	6	—	—
Loss (gain) on foreign currency transactions, including intercompany loans(3)	5	4	(1)	(1)
Engineering cost write-off(3)	9	7	—	—
Loss on sale of surplus land(3)	2	1	—	—
Insurance proceeds(3)	(37)	(28)	(37)	(28)
Gain on sale of Pine Bend facility(3)	—	—	(45)	(34)
Losses on debt extinguishment	—	—	21	16
Louisiana incentive tax credit(4)	—	—	—	(30)
Terra amended tax returns—interest income and income tax benefit(5)	(26)	(44)	(5)	(14)
PLNL withholding tax charge(6)	—	—	16	16
______________________________________________________________________________
(1)    The tax impact is calculated utilizing a marginal effective rate of 23.2% in 2020 and 23.3% in 2019.
(2)    Included in cost of sales in our consolidated statements of operations.
(3)    Included in other operating—net in our consolidated statements of operations.
(4)    Included in income tax provision in our consolidated statements of operations.
(5)    Included in interest expense, interest income and income tax provision in our consolidated statements of operations.
(6)    Included in equity in earnings (loss) of operating affiliate in our consolidated statements of operations.
The following describes the significant items that impacted the comparability of our financial results in 2020 and 2019. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts, except for the discussion under Income taxes.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In 2020 and 2019, we recognized an unrealized net mark-to-market (gain) loss on natural gas derivatives of $(6) million and $14 million, respectively.
COVID impacts
In March 2020, a short-term bonus program was initiated to compensate operational employees for continuing their critical tasks at the beginning of the COVID-19 pandemic. The bonus program concluded in June 2020. Approximately $19 million was paid as part of the program and was recognized in cost of sales in our consolidated statement of operations for the year ended December 31, 2020.
In addition, certain plant turnaround activities were deferred because of the COVID-19 pandemic. As a result, we incurred $7 million of expense for the year ended December 31, 2020, which was recognized in cost of sales in our consolidated statement of operations.

CF INDUSTRIES HOLDINGS, INC.

Loss (gain) on foreign currency transactions, including intercompany loans
In 2020 and 2019, we recognized a loss (gain) of $5 million and $(1) million, respectively, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Engineering cost write-off
In June 2020, a project at one of our nitrogen complexes was cancelled and, as a result, $9 million of previously capitalized engineering costs were expensed in the year ended December 31, 2020. The expense is reflected in other operating—net in our consolidated statement of operations.
Loss on sale of surplus land
In 2020, we recognized a loss of $2 million on the sale of surplus land, which is reflected in other operating—net in our consolidated statement of operations.
Insurance proceeds
We recognized income of $37 million in both 2020 and 2019 related to insurance claims at one of our nitrogen complexes. The $37 million of income in 2020 consists of $35 million related to business interruption insurance proceeds and $2 million related to property insurance proceeds. The $37 million of income in 2019 consisted of $22 million related to business interruption insurance proceeds and $15 million related to property insurance proceeds. These proceeds are reflected in other operating—net in our consolidated statements of operations.
Gain on sale of Pine Bend facility
During the first quarter of 2019, we entered into an agreement to sell our Pine Bend dry bulk storage and logistics facility in Minnesota. In April of 2019, we completed the sale, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations.
Losses on debt extinguishment
On November 13, 2019, we redeemed in full all of the $500 million outstanding principal amount of the 7.125% senior notes due May 2020 (the 2020 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2020 Notes. On December 13, 2019, we redeemed $250 million principal amount, representing 50% of the $500 million outstanding principal amount immediately prior to such redemption, of the 3.400% senior secured notes due December 2021 (the 2021 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. As a result of the early redemption of the 2020 Notes and the 2021 Notes, we recognized a loss on debt extinguishment of $21 million, of which $12 million related to the 2020 Notes and $9 million related to the 2021 Notes.
Louisiana incentive tax credit
For 2019, our income tax provision included an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex.
Terra amended tax returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In early 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns. In 2017, we also made a Voluntary Disclosure Filing with the Canadian Revenue Agency (CRA) with respect to the Canadian tax aspects of this matter and paid additional Canadian taxes due.
In early 2019, the IRS completed its examination of the Amended Tax Returns and submitted its audit reports and related refund claims to the Joint Committee on Taxation of the U.S. Congress (the Joint Committee). For purposes of its review, the Joint Committee separated the IRS audit reports into two separate matters: (i) an income tax related matter and (ii) a withholding tax matter. In late 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter. As a result of the approval by the Joint Committee, we recognized in the fourth quarter of 2019 interest income of $5 million ($4 million after tax) and a reduction in income tax

CF INDUSTRIES HOLDINGS, INC.

expense of $10 million related to the favorable settlement of certain uncertain tax positions. No income tax refunds were received in 2019 related to the Amended Tax Returns.
In 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter and we received IRS Notices indicating the amount of tax and interest to be refunded and received with respect to the withholding tax matter and the income tax matter. In addition, the CRA settled with us the Voluntary Disclosure matter.
In 2020, as a result of these events, we recognized $26 million of interest-related income and $18 million of income tax benefit, which consisted of the following:
•additional income of $26 million ($23 million, net of tax) representing $16 million of interest income related to the U.S. Federal income tax matter and withholding tax matter and a $10 million reversal of previously accrued interest related to the Canadian tax aspects of this matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the U.S. Federal withholding tax matter, and
•additional income tax benefit of $9 million related to the U.S. Federal income tax matter and related state amended returns.
In 2020, we received U.S. federal income tax refunds, including interest, of $110 million relating to the Amended Tax Returns, consisting of $68 million related to the income tax matter and $42 million related to the withholding tax matter, which finalized these matters with the IRS. As a result of the finalization of the income tax matter and the withholding tax matter, all U.S. federal tax years commencing before January 1, 2012 are now closed.
In the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA, related to the Voluntary Disclosure Filing. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.
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

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Year ended December 31,
	2020	2019	2018(1)	2020 v. 2019		2019 v. 2018
	(in millions, except as noted)
Net sales	$4,124	$4,590	$4,429	$(466)	(10)%	$161	4%
Cost of sales (COS)	3,323	3,416	3,512	(93)	(3)%	(96)	(3)%
Gross margin	801	1,174	917	(373)	(32)%	257	28%
Gross margin percentage	19.4%	25.6%	20.7%	(6.2)%		4.9%
Selling, general and administrative expenses	206	239	214	(33)	(14)%	25	12%
Other operating—net	(17)	(73)	(27)	56	77%	(46)	(170)%
Total other operating costs and expenses	189	166	187	23	14%	(21)	(11)%
Equity in earnings (loss) of operating affiliate	11	(5)	36	16	N/M	(41)	N/M
Operating earnings	623	1,003	766	(380)	(38)%	237	31%
Interest expense—net	161	217	228	(56)	(26)%	(11)	(5)%
Loss on debt extinguishment	—	21	—	(21)	(100)%	21	N/M
Other non-operating—net	(1)	(7)	(9)	6	86%	2	22%
Earnings before income taxes	463	772	547	(309)	(40)%	225	41%
Income tax provision	31	126	119	(95)	(75)%	7	6%
Net earnings	432	646	428	(214)	(33)%	218	51%
Less: Net earnings attributable to noncontrolling interests	115	153	138	(38)	(25)%	15	11%
Net earnings attributable to common stockholders	$317	$493	$290	$(176)	(36)%	$203	70%
Diluted net earnings per share attributable to common stockholders	$1.47	$2.23	$1.24	$(0.76)	(34)%	$0.99	80%
Diluted weighted-average common shares outstanding	215.2	221.6	233.8	(6.4)	(3)%	(12.2)	(5)%
Dividends declared per common share	$1.20	$1.20	$1.20	$—	—%	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in COS(2)	$2.21	$2.75	$3.15	$(0.54)	(20)%	$(0.40)	(13)%
Realized derivatives loss (gain) in COS(3)	0.03	(0.01)	0.01	0.04	N/M	(0.02)	N/M
Cost of natural gas in COS	$2.24	$2.74	$3.16	$(0.50)	(18)%	$(0.42)	(13)%
Average daily market price of natural gas Henry Hub (Louisiana)	$1.99	$2.51	$3.12	$(0.52)	(21)%	$(0.61)	(20)%
Average daily market price of natural gas National Balancing Point (UK)	$3.20	$4.44	$8.07	$(1.24)	(28)%	$(3.63)	(45)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(6)	$14	$(13)	$(20)	N/M	$27	N/M
Depreciation and amortization	$892	$875	$888	$17	2%	$(13)	(1)%
Capital expenditures	$309	$404	$422	$(95)	(24)%	$(18)	(4)%
Sales volume by product tons (000s)	20,296	19,538	19,329	758	4%	209	1%
Production volume by product tons (000s):
Ammonia(4)	10,353	10,246	9,805	107	1%	441	4%
Granular urea	5,001	4,941	4,837	60	1%	104	2%
UAN (32%)	6,677	6,768	6,903	(91)	(1)%	(135)	(2)%
AN	2,115	2,128	1,731	(13)	(1)%	397	23%
______________________________________________________________________________
N/M—Not Meaningful
(1)For a discussion and analysis of the year ended December 31, 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020.
(2)Includes the cost of natural gas and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
(3)Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.
(4)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

The following is a discussion and analysis of our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion and analysis of our consolidated results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020.
Net Sales
Our net sales are derived primarily from the sale of nitrogen products and are determined by the quantities of nitrogen products we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors. Net sales also include shipping and handling costs that are billed to our customers. Sales incentives are reported as a reduction in net sales.
Our total net sales decreased $466 million, or 10%, to $4.12 billion in 2020 compared to $4.59 billion in 2019 due to a 14% decrease in average selling prices, which decreased net sales by $665 million, partially offset by a 4% increase in sales volume, which increased net sales by $199 million.
Average selling prices were $203 per ton in 2020 compared to $235 per ton in 2019, a decrease of 14%, due primarily to lower average selling prices across all products, primarily driven by increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in total sales volume of 4% was due to higher sales volume across all our products as greater supply availability resulting from both higher inventory levels entering 2020 and higher production in 2020.
Cost of Sales
Our cost of sales includes manufacturing costs, purchased product costs, and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivatives, maintenance, direct labor, depreciation and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen fertilizers to augment or replace production at our facilities. Distribution costs consist of the cost of freight required to transport finished products from our plants to our distribution facilities, which are recognized in cost of sales when the product is sold to our customers, and storage costs incurred prior to final shipment to customers.
Our cost of sales decreased $93 million, or 3%, to $3.32 billion in 2020 as compared to $3.42 billion in 2019. The decrease in our cost of sales was due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, and lower costs related to plant maintenance activity. We recognized an unrealized net mark-to-market gain on natural gas derivatives of $6 million in 2020 compared to an unrealized net mark-to-market loss of $14 million in 2019. These factors were partially offset by an increase in cost of sales due to higher sales volumes, higher distribution costs, and costs related to the special COVID-19 bonus. The special COVID-19 bonus is more fully described in the section above titled “Items Affecting Comparability of Results—COVID impacts.” The cost of sales per ton averaged $164 in 2020, a 6% decrease from $175 per ton in 2019. Realized natural gas costs, including the impact of realized derivatives, decreased 18% to $2.24 per MMBtu in 2020 from $2.74 per MMBtu in 2019.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial, IT, and sales functions, as well as certain taxes and insurance and other professional service fees, including those for corporate initiatives.
Selling, general and administrative expenses decreased $33 million, or 14%, to $206 million in 2020 from $239 million in 2019. The decrease was due primarily to lower corporate project activity and travel as a result of the COVID-19 pandemic.
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
Other operating—net was $17 million of income in 2020 compared to $73 million of income in 2019. The income in 2020 includes insurance proceeds of $37 million. The insurance proceeds were partially offset by $9 million of expense related to the cancellation of a project, and foreign currency transaction losses of $5 million, which includes the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. The income in 2019 was due

CF INDUSTRIES HOLDINGS, INC.

primarily to the gain recognized on the sale of the Pine Bend facility of $45 million and insurance proceeds of $37 million, partially offset by foreign currency transaction losses. Each of these items is more fully described in the section above titled “Items Affecting Comparability of Results.”
Equity in Earnings (Loss) of Operating Affiliate
Equity in earnings (loss) of operating affiliate consists of our 50% ownership interest in PLNL. We include our share of the net earnings from our equity method investment in PLNL as an element of earnings from operations because this investment provides additional production and is integrated with our other supply chain and sales activities. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition.
Equity in earnings of operating affiliate was $11 million in 2020 compared to a loss of $5 million in 2019. The loss in 2019 included approximately $16 million related to a withholding tax charge recognized by PLNL regarding a multi-year tax dispute. See “Items Affecting Comparability of Results—PLNL withholding tax charge,” above, for additional information.
Interest Expense—Net
Our interest expense—net includes the interest expense on our long-term debt, amortization of the related fees required to execute financing agreements, annual fees pursuant to our revolving credit agreement and interest on tax liabilities. Capitalized interest relating to the construction of major capital projects reduces interest expense as the interest is capitalized and amortized over the estimated useful lives of the related assets. Interest expense—net also includes interest income, which includes amounts earned on our cash, cash equivalents, and investments and any interest earned related to income tax refunds.
Net interest expense decreased by $56 million to $161 million in 2020 from $217 million in 2019. The decrease was due primarily to our redemption of $750 million aggregate principal amount of long-term debt in the fourth quarter of 2019, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below. In addition, the decrease reflects $26 million of income in 2020 related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Losses on Debt Extinguishment
On November 13, 2019, we redeemed in full all of the $500 million outstanding principal amount of the 2020 Notes, in accordance with the optional redemption provisions provided in the indenture governing the 2020 Notes. On December 13, 2019, we redeemed $250 million principal amount, representing 50% of the $500 million outstanding principal amount immediately prior to such redemption, of the 2021 Notes, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. As a result of the early redemption of the 2020 Notes and the 2021 Notes, we recognized a loss on debt extinguishment of $21 million, of which $12 million related to the 2020 Notes and $9 million related to the 2021 Notes.
Income Tax Provision
Our income tax provision for 2020 was $31 million on pre-tax income of $463 million, or an effective tax rate of 6.7% compared to an income tax provision of $126 million on pre-tax income of $772 million, or an effective tax rate of 16.3% in 2019.
For 2020, our income tax provision includes a $27 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
For 2019, our income tax provision includes an incentive tax credit from the State of Louisiana of $30 million, net of federal income tax, related to certain capital projects at our Donaldsonville, Louisiana complex, and an income tax benefit of $10 million related to the favorable settlement of certain uncertain tax positions related to the Terra amended tax returns.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for 2020 of 6.7%, which is based on pre-tax income of $463 million, would be 2.2 percentage points higher, or 8.9%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $115 million. Our effective tax rate for 2019 of 16.3%, which is based on pre-tax income of $772 million, would be 4.0 percentage points higher, or 20.3%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $153 million.

CF INDUSTRIES HOLDINGS, INC.

Both 2020 and 2019 were impacted by additional discrete tax items. See Note 10—Income Taxes for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest includes the net earnings attributable to the approximately 11% CHS minority equity interest in CFN, a subsidiary of CF Holdings.
Net earnings attributable to noncontrolling interest decreased $38 million, or 25%, to $115 million in 2020 compared to $153 million in 2019 due to lower earnings of CFN driven by lower average selling prices due primarily to increased global nitrogen supply availability.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $0.76 to $1.47 per diluted share in 2020 from $2.23 per diluted share in 2019. This decrease is due primarily to lower net earnings, partially offset by the impact of a 3% reduction in diluted weighted-average common shares outstanding due to repurchases made under our share repurchase program. See discussion under “Liquidity and Capital Resources—Share Repurchase Program,” below, for further information.

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
The following table presents summary operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Year ended December 31, 2020
Net sales	$1,020	$1,248	$1,063	$455	$338	$4,124
Cost of sales	850	847	949	390	287	3,323
Gross margin	$170	$401	$114	$65	$51	$801
Gross margin percentage	16.7%	32.1%	10.7%	14.3%	15.1%	19.4%
Year ended December 31, 2019
Net sales	$1,113	$1,342	$1,270	$506	$359	$4,590
Cost of sales	878	861	981	399	297	3,416
Gross margin	$235	$481	$289	$107	$62	$1,174
Gross margin percentage	21.1%	35.8%	22.8%	21.1%	17.3%	25.6%
Year ended December 31, 2018
Net sales	$1,028	$1,322	$1,234	$460	$385	$4,429
Cost of sales	867	889	1,007	414	335	3,512
Gross margin	$161	$433	$227	$46	$50	$917
Gross margin percentage	15.7%	32.8%	18.4%	10.0%	13.0%	20.7%
_______________________________________________________________________________
(1)The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.
The following is a discussion and analysis of our operating results by business segment for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion and analysis of our operating results by business segment for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the SEC on February 24, 2020.

CF INDUSTRIES HOLDINGS, INC.

Ammonia Segment
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen product. Ammonia contains 82% nitrogen and 18% hydrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the “basic” nitrogen product that we upgrade into other nitrogen products such as granular urea, UAN and AN. We produce ammonia at all of our nitrogen manufacturing complexes.
The following table presents summary operating data for our ammonia segment:

	Year ended December 31,
	2020	2019	2018	2020 v. 2019		2019 v. 2018
	(in millions, except as noted)
Net sales	$1,020	$1,113	$1,028	$(93)	(8)%	$85	8%
Cost of sales	850	878	867	(28)	(3)%	11	1%
Gross margin	$170	$235	$161	$(65)	(28)%	$74	46%
Gross margin percentage	16.7%	21.1%	15.7%	(4.4)%		5.4%
Sales volume by product tons (000s)	3,767	3,516	3,135	251	7%	381	12%
Sales volume by nutrient tons (000s)(1)	3,090	2,884	2,571	206	7%	313	12%
Average selling price per product ton	$271	$317	$328	$(46)	(15)%	$(11)	(3)%
Average selling price per nutrient ton(1)	$330	$386	$400	$(56)	(15)%	$(14)	(4)%
Gross margin per product ton	$45	$67	$51	$(22)	(33)%	$16	31%
Gross margin per nutrient ton(1)	$55	$81	$63	$(26)	(32)%	$18	29%
Depreciation and amortization	$176	$167	$155	$9	5%	$12	8%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$4	$(4)	$(6)	N/M	$8	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Sales. Net sales in our ammonia segment decreased by $93 million, or 8%, to $1.02 billion in 2020 from $1.11 billion in 2019 due primarily to a 15% decrease in average selling prices, partially offset by a 7% increase in sales volume. Average selling prices decreased to $271 per ton in 2020 compared to $317 per ton in 2019. The decrease in average selling prices was due to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was higher in 2020 due to greater supply availability resulting from increased production and higher inventory levels entering 2020.
Cost of Sales. Cost of sales in our ammonia segment averaged $226 per ton in 2020, a 10% decrease from $250 per ton in 2019, due primarily to the impact of lower realized natural gas costs and lower costs related to plant maintenance activity, partially offset by higher distribution costs.
Gross Margin.  Gross margin in our ammonia segment decreased by $65 million to $170 million in 2020 from $235 million in 2019, and our gross margin percentage was 16.7% in 2020 compared to 21.1% in 2019. The decrease in gross margin was due to a 15% decrease in average selling prices, which reduced gross margin by $170 million. This factor was partially offset by a decrease in realized natural gas costs, which increased gross margin by $57 million, a 7% increase in sales volume, which increased gross margin by $29 million, a $13 million net decrease in other manufacturing and distribution costs, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in 2020 compared to a $4 million loss in 2019.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Year ended December 31,
	2020	2019	2018	2020 v. 2019		2019 v. 2018
	(in millions, except as noted)
Net sales	$1,248	$1,342	$1,322	$(94)	(7)%	$20	2%
Cost of sales	847	861	889	(14)	(2)%	(28)	(3)%
Gross margin	$401	$481	$433	$(80)	(17)%	$48	11%
Gross margin percentage	32.1%	35.8%	32.8%	(3.7)%		3.0%
Sales volume by product tons (000s)	5,148	4,849	4,898	299	6%	(49)	(1)%
Sales volume by nutrient tons (000s)(1)	2,368	2,231	2,253	137	6%	(22)	(1)%
Average selling price per product ton	$242	$277	$270	$(35)	(13)%	$7	3%
Average selling price per nutrient ton(1)	$527	$602	$587	$(75)	(12)%	$15	3%
Gross margin per product ton	$78	$99	$88	$(21)	(21)%	$11	13%
Gross margin per nutrient ton(1)	$169	$216	$192	$(47)	(22)%	$24	13%
Depreciation and amortization	$270	$264	$276	$6	2%	$(12)	(4)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$4	$(4)	$(6)	N/M	$8	N/M
______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Sales. Net sales in our granular urea segment decreased $94 million, or 7%, to $1.25 billion in 2020 compared to $1.34 billion in 2019 due primarily to a 13% decrease in average selling prices, partially offset by a 6% increase in sales volume. Average selling prices decreased to $242 per ton in 2020 compared to $277 per ton in 2019. The decrease was due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume was higher due primarily to greater supply availability resulting from higher inventory levels entering 2020 and increased production. In addition, North American demand strengthened in the fourth quarter of 2020 amid increasing crop prices and overall improved farm economics.
Cost of Sales. Cost of sales in our granular urea segment averaged $164 per ton in 2020, an 8% decrease from $178 per ton in 2019, due primarily to the impact of lower realized natural gas costs and lower costs related to plant maintenance activity.
Gross Margin.  Gross margin in our granular urea segment decreased by $80 million to $401 million in 2020 from $481 million in 2019, and our gross margin percentage was 32.1% in 2020 compared to 35.8% in 2019. The decrease in gross margin was due to a 13% decrease in average selling prices, which decreased gross margin by $166 million. This factor was partially offset by a decrease in realized natural gas costs, which increased gross margin by $40 million, a $23 million net decrease in other manufacturing and distribution costs, a 6% increase in sales volume, which increased gross margin by $17 million, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in 2020 compared to a $4 million loss in 2019.

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
The following table presents summary operating data for our UAN segment:

	Year ended December 31,
	2020	2019	2018	2020 v. 2019		2019 v. 2018
	(in millions, except as noted)
Net sales	$1,063	$1,270	$1,234	$(207)	(16)%	$36	3%
Cost of sales	949	981	1,007	(32)	(3)%	(26)	(3)%
Gross margin	$114	$289	$227	$(175)	(61)%	$62	27%
Gross margin percentage	10.7%	22.8%	18.4%	(12.1)%		4.4%
Sales volume by product tons (000s)	6,843	6,807	7,042	36	1%	(235)	(3)%
Sales volume by nutrient tons (000s)(1)	2,155	2,144	2,225	11	1%	(81)	(4)%
Average selling price per product ton	$155	$187	$175	$(32)	(17)%	$12	7%
Average selling price per nutrient ton(1)	$493	$592	$555	$(99)	(17)%	$37	7%
Gross margin per product ton	$17	$42	$32	$(25)	(60)%	$10	31%
Gross margin per nutrient ton(1)	$53	$135	$102	$(82)	(61)%	$33	32%
Depreciation and amortization	$256	$251	$270	$5	2%	$(19)	(7)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$4	$(4)	$(6)	N/M	$8	N/M
______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Sales. Net sales in our UAN segment decreased $207 million, or 16%, to $1.06 billion in 2020 compared to $1.27 billion in 2019 due primarily to a 17% decrease in average selling prices, partially offset by a 1% increase in sales volume. Average selling prices decreased to $155 per ton in 2020 compared to $187 per ton in 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates and increased imports into the United States as trade flows adjusted in response to the European Union anti-dumping duties. Sales volume in our UAN segment was approximately 6.8 million tons in both 2020 and 2019.
Cost of Sales. Cost of sales in our UAN segment averaged $138 per ton in 2020, a 5% decrease from $145 per ton in 2019, due primarily to the impact of lower realized natural gas costs.
Gross Margin.  Gross margin in our UAN segment decreased by $175 million to $114 million in 2020 from $289 million in 2019, and our gross margin percentage was 10.7% in 2020 compared to 22.8% in 2019. The decrease in gross margin was due to a 17% decrease in average selling prices, which decreased gross margin by $222 million, and a $27 million net increase in other manufacturing and distribution costs. These factors were partially offset by a decrease in realized natural gas costs, which increased gross margin by $58 million, a 1% increase in sales volume, which increased gross margin by $10 million, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in 2020 compared to a $4 million loss in 2019.

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
The following table presents summary operating data for our AN segment:

	Year ended December 31,
	2020	2019	2018	2020 v. 2019		2019 v. 2018
	(in millions, except as noted)
Net sales	$455	$506	$460	$(51)	(10)%	$46	10%
Cost of sales	390	399	414	(9)	(2)%	(15)	(4)%
Gross margin	$65	$107	$46	$(42)	(39)%	$61	133%
Gross margin percentage	14.3%	21.1%	10.0%	(6.8)%		11.1%
Sales volume by product tons (000s)	2,216	2,109	2,002	107	5%	107	5%
Sales volume by nutrient tons (000s)(1)	747	708	676	39	6%	32	5%
Average selling price per product ton	$205	$240	$230	$(35)	(15)%	$10	4%
Average selling price per nutrient ton(1)	$609	$715	$680	$(106)	(15)%	$35	5%
Gross margin per product ton	$29	$51	$23	$(22)	(43)%	$28	122%
Gross margin per nutrient ton(1)	$87	$151	$68	$(64)	(42)%	$83	122%
Depreciation and amortization	$100	$88	$85	$12	14%	$3	4%
Unrealized net mark-to-market loss on natural gas derivatives	$—	$1	$—	$(1)	(100)%	$1	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Sales. Net sales in our AN segment decreased $51 million, or 10%, to $455 million in 2020 from $506 million in 2019 due primarily to a 15% decrease in average selling prices, partially offset by a 5% increase in sales volume. Average selling prices decreased to $205 per ton in 2020 compared to $240 per ton in 2019 due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. Sales volume increased due primarily to greater supply availability as a result of higher inventory levels entering 2020.
Cost of Sales. Cost of sales in our AN segment averaged $176 per ton in 2020, a 7% decrease from $189 per ton in 2019, due primarily to the impact of lower realized natural gas costs and lower costs related to plant maintenance activity.
Gross Margin.  Gross margin in our AN segment decreased by $42 million to $65 million in 2020 from $107 million in 2019, and our gross margin percentage was 14.3% in 2020 compared to 21.1% in 2019. The decrease in gross margin was due to a 15% decrease in average selling prices, which decreased gross margin by $77 million. This factor was partially offset by a decrease in realized natural gas costs, which increased gross margin by $26 million, and a 5% increase in sales volume, which increased gross margin by $4 million, a $4 million net decrease in other manufacturing and distribution costs, and the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in 2019.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:
•Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% or 50% high-purity urea and the remainder deionized water.
•Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.
•Nitric acid is a nitrogen-based mineral acid that is used in the production of nitrate-based fertilizers, nylon precursors and other specialty chemicals.
•Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Year ended December 31,
	2020	2019	2018	2020 v. 2019		2019 v. 2018
	(in millions, except as noted)
Net sales	$338	$359	$385	$(21)	(6)%	$(26)	(7)%
Cost of sales	287	297	335	(10)	(3)%	(38)	(11)%
Gross margin	$51	$62	$50	$(11)	(18)%	$12	24%
Gross margin percentage	15.1%	17.3%	13.0%	(2.2)%		4.3%
Sales volume by product tons (000s)	2,322	2,257	2,252	65	3%	5	—%
Sales volume by nutrient tons (000s)(1)	457	444	439	13	3%	5	1%
Average selling price per product ton	$146	$159	$171	$(13)	(8)%	$(12)	(7)%
Average selling price per nutrient ton(1)	$740	$809	$877	$(69)	(9)%	$(68)	(8)%
Gross margin per product ton	$22	$27	$22	$(5)	(19)%	$5	23%
Gross margin per nutrient ton(1)	$112	$140	$114	$(28)	(20)%	$26	23%
Depreciation and amortization	$68	$72	$67	$(4)	(6)%	$5	7%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$1	$(1)	$(1)	(100)%	$2	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Sales. Net sales in our Other segment decreased $21 million, or 6%, to $338 million in 2020 from $359 million in 2019 due to an 8% decrease in average selling prices, partially offset by a 3% increase in sales volume. Average selling prices decreased to $146 per ton in 2020 compared to $159 per ton in 2019. The decrease in average selling prices was due primarily to increased global nitrogen supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to higher DEF and NPK sales volumes, partially offset by lower nitric acid sales volume.
Cost of Sales. Cost of sales in our Other segment averaged $124 per ton in 2020, a 6% decrease from $132 per ton in 2019, due primarily to the impact of lower realized natural gas costs.
Gross Margin.  Gross margin in our Other segment decreased by $11 million to $51 million in 2020 from $62 million in 2019, and our gross margin percentage was 15.1% in 2020 compared to 17.3% in 2019. The decrease in gross margin was due to an 8% decrease in average selling prices, which reduced gross margin by $30 million. This factor was partially offset by a decrease in realized natural gas costs, which increased gross margin by $14 million, a $3 million net decrease in other manufacturing and distribution costs, a 3% increase in sales volume including a shift in the mix of products sold within the segment, which increased gross margin by $1 million, and the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in 2019.

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
In March 2020, as the impact of the COVID-19 pandemic unfolded in many locations around the world, credit markets began to function less efficiently, causing concern about liquidity in credit markets generally. In response to this and out of an abundance of caution, we borrowed $500 million under our $750 million revolving credit agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets, including the financial credit markets. In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings.
Our cash and cash equivalents balance was $683 million at December 31, 2020, an increase of $396 million from $287 million at December 31, 2019. At December 31, 2020, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On February 17, 2021, we announced that our wholly owned subsidiary CF Industries elected to redeem in full the entire outstanding $250 million principal amount of 3.400% Senior Secured Notes due December 2021 (the 2021 Notes) on March 20, 2021, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. Based on market interest rates on February 12, 2021, we estimate that the total amount for the redemption of the 2021 Notes will be approximately $258 million, including accrued interest.
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
During the year ended December 31, 2019, we repurchased approximately 7.6 million shares of CF Holdings common stock under the 2019 Share Repurchase Program for $337 million. In June and December of 2019, we retired approximately 4.2 million and 3.4 million shares, respectively, that were repurchased under the 2019 Share Repurchase Program in 2019.
During the first quarter of 2020, we repurchased approximately 2.6 million shares of CF Holdings common stock under the 2019 Share Repurchase Program for $100 million and retired those shares in the second quarter of 2020. No shares were repurchased in the second, third or fourth quarter of 2020 under the 2019 Share Repurchase Program. At December 31, 2020, we held 102,843 shares of treasury stock.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes the share repurchases under the 2019 Share Repurchase Program.

	Shares	Amounts
	(in millions)
Shares repurchased in 2019:
First quarter	1.5	$60
Second quarter	2.7	118
Third quarter	1.5	72
Fourth quarter	1.9	87
Shares repurchased as of December 31, 2019	7.6	337
Shares repurchased in 2020:
First quarter	2.6	100
Shares repurchased as of December 31, 2020	10.2	$437
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $309 million in 2020 compared to $404 million in 2019. The decrease in capital expenditures in 2020 was due primarily to actions take to defer certain non-essential capital project activity as a result of the COVID-19 pandemic.
Capital expenditures in 2021 are estimated to be in the range of $450 million, which reflects a return to a normal spending level and includes expenditures for our initial green ammonia project at our Donaldsonville complex. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. All of these factors may also be influenced or exacerbated by the direct or indirect impacts of the COVID-19 pandemic.
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
Ethanol Industry and the Renewable Fuel Standard
Corn used to produce ethanol accounts for approximately 35% of total U.S. corn demand. U.S. government policy, as expressed in the Renewable Fuel Standard (RFS), is a major determinant for the ethanol market. The RFS establishes minimum volumes of various types of renewable fuels, including ethanol, that must be included in the United States’ supply of fuel for transportation. In addition, the U.S. Congress, at various times, has proposed legislation to either modify or eliminate the RFS. While past legislation proposing changes to the RFS has not been enacted into law, there can be no assurance that future legislation will not be enacted into law. Other factors that drive the ethanol market include the prices of ethanol, gasoline and corn. Lower gasoline prices and fewer aggregate miles, driven by increased automobile fuel efficiency or the continued expansion of electric vehicles, may put pressure on ethanol prices that could result in reduced profitability and lower production for the ethanol industry. This could impact the demand for corn and nitrogen fertilizer and, therefore, could impact our liquidity.

CF INDUSTRIES HOLDINGS, INC.

Terra Amended Tax Returns
In 2020, we received income tax refunds, including interest, of $110 million relating to the settlement of IRS audits of amended tax returns that we had filed in 2012 related to prior tax years. See discussion under “Items Affecting Comparability—Terra Amended Tax Returns,” above, for further information.
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
As of December 31, 2020, approximately $122 million of our consolidated cash and cash equivalents balance of $683 million was held by our Canadian and United Kingdom subsidiaries. Historically, and for the current year, the cash balance held by the Canadian subsidiaries represented accumulated earnings of our foreign operations that were not considered to be permanently reinvested. As of December 31, 2020, we would not expect any additional cash tax cost to repatriate the Canadian and United Kingdom cash balances if we were to repatriate this cash in the future, other than foreign withholding tax.
Net Operating Loss and Capital Loss Carryforwards
As of December 31, 2018, we had net operating loss and capital loss carryforwards (collectively, the Tax Loss Carryforwards) of $271 million. These Tax Loss Carryforwards were available to reduce taxable income and thereby, reduce cash taxes in the United States and other tax jurisdictions in which they could be applied. As a result of the effective usage of certain of these Tax Loss Carryforwards to offset current cash taxes payable, there were no U.S. Federal Tax Loss Carryforwards remaining as of December 31, 2019. As a result, we paid income taxes of approximately $111 million in 2020, net of income tax refunds of approximately $90 million primarily related to the Terra Amended Tax Returns, which are more fully described above under “Items Affecting Comparability—Terra Amended Tax Returns.”
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

CF INDUSTRIES HOLDINGS, INC.

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
As of December 31, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
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
In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets, including the financial credit markets, caused by the COVID-19 pandemic. In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings, which returned our unused borrowing capacity under the Revolving Credit Agreement to $750 million.
As of December 31, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2020 or 2019. Maximum borrowings under the Revolving Credit Agreement during 2020 were $500 million. The

CF INDUSTRIES HOLDINGS, INC.

weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement or the Revolving Credit Agreement during 2019.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $250 million (reflecting an increase of $105 million in December 2020). As of December 31, 2020, approximately $125 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2020 and 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	December 31, 2020		December 31, 2019
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$747
5.150% due March 2034	5.279%	750	741	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	249	250	248
4.500% due December 2026	4.759%	750	740	750	739
Total long-term debt		$4,000	$3,961	$4,000	$3,957
Less: Current maturities of long-term debt		250	249	—	—
Long-term debt, net of current maturities		$3,750	$3,712	$4,000	$3,957
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million and $10 million as of December 31, 2020 and 2019, respectively, and total deferred debt issuance costs were $30 million and $33 million as of December 31, 2020 and 2019, respectively.
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
On February 17, 2021, we announced that CF Industries elected to redeem in full the entire outstanding $250 million principal amount of the 2021 Notes on March 20, 2021, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes.
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

CF INDUSTRIES HOLDINGS, INC.

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
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported nitrogen fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of December 31, 2020 and 2019, we had $130 million and $119 million, respectively, in customer advances on our consolidated balance sheets.
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
Natural Gas
Natural gas is the principal raw material used to produce nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other products. Expenditures on natural gas are a significant portion of our production costs, representing approximately one-third of our total production costs in 2020. As a result of these factors, natural gas prices have a significant impact on our operating expenses and can thus affect our liquidity.
We enter into agreements for a portion of our future natural gas supply and related transportation. As of December 31, 2020, our natural gas purchase agreements have terms that range from one to five years and a total minimum commitment of approximately $430 million, and our natural gas transportation agreements have terms that range from one to ten years and a total minimum commitment of approximately $180 million. Our minimum commitments to purchase and transport natural gas are based on prevailing market-based forward prices excluding reductions for plant maintenance and turnaround activities.

CF INDUSTRIES HOLDINGS, INC.

Because most of our nitrogen manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined in the last decade, but are subject to volatility. During 2020, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.34 per MMBtu on September 22, 2020 and three consecutive days in October and a high of $3.08 per MMBtu on October 27, 2020. During the three-year period ended December 31, 2020, the daily closing price at the Henry Hub reached a low of $1.34 per MMBtu on September 22, 2020 and three consecutive days in October 2020 and a high of $6.88 per MMBtu on January 4, 2018.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2020, the daily closing price at NBP reached a low of $1.04 per MMBtu on May 22, 2020 and a high of $7.71 per MMBtu on December 30, 2020. During the three-year period ended December 31, 2020, the daily closing price at NBP reached a low of $1.04 per MMBtu on May 22, 2020, and a high of $31.74 per MMBtu on March 2, 2018.
Natural gas costs in our cost of sales, including the impact of realized natural gas derivatives, decreased 18% to $2.24 per MMBtu in 2020 from $2.74 per MMBtu in 2019.
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for our nitrogen products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In 2020 and 2019, we recognized an unrealized net mark-to-market (gain) loss on natural gas derivatives of $(6) million and $14 million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
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
As of December 31, 2020 and 2019, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $6 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus. As of December 31, 2019, contracts consisted of natural gas fixed price swaps, basis swaps and options for 41.1 million MMBtus. At both December 31, 2020 and 2019, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. As of December 31, 2020 and 2019, the embedded derivative liability was $18 million and $20 million, respectively. See Note 9—Fair Value Measurements for additional information.
Defined Benefit Pension Plans
We contributed $45 million to our pension plans in 2020. We expect to contribute approximately $33 million to our pension plans in 2021. In addition, we expect to contribute a total of approximately $66 million to our U.K. plans in the three-year period ending 2024, as agreed with the plans’ trustees.
Distributions on Noncontrolling Interest in CFN
The CFN Board of Managers approved semi-annual distribution payments for the years ended December 31, 2020, 2019 and 2018, in accordance with CFN’s limited liability company agreement, as follows:

Approved and paid	Distribution Period	Distribution Amount (in millions)
First quarter of 2021	Six months ended December 31, 2020	$64
Third quarter of 2020	Six months ended June 30, 2020	86
First quarter of 2020	Six months ended December 31, 2019	88
Third quarter of 2019	Six months ended June 30, 2019	100
First quarter of 2019	Six months ended December 31, 2018	86
Third quarter of 2018	Six months ended June 30, 2018	79
Cash Flows
Operating Activities
Net cash provided by operating activities in 2020 was $1,231 million as compared to $1,505 million in 2019, a decrease of $274 million. The decrease in cash flow from operations was due primarily to lower net earnings and higher cash taxes paid, partially offset by favorable changes in net working capital. Cash paid for taxes, net of refunds, was $111 million in 2020, compared to a net refund of $41 million in 2019. In 2020, we received income tax refunds, including interest, of $110 million related to the finalization of amended U.S. tax returns, which is further described above under Terra Amended Tax Returns. During 2020, net changes in working capital contributed $12 million to cash flow from operations, while in 2019 net changes in working capital reduced cash flow from operations by $112 million. The increased cash flow from working capital changes was primarily driven by inventories and accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $299 million in 2020 compared to $319 million in 2019. During 2020, capital expenditures totaled $309 million compared to $404 million in 2019. The decrease in capital expenditures in 2020 was due primarily to actions taken to defer certain non-essential capital project activity as a result of the COVID-19 pandemic. Net cash used in investing activities in 2019 included proceeds of $55 million related to the sale of our Pine Bend facility and $15 million related to property insurance proceeds received.
Financing Activities
Net cash used in financing activities was $542 million in 2020 compared to $1,583 million in 2019. The decline in cash used in financing activities was due to cash used to redeem certain senior notes in 2019 and higher share repurchase activity in 2019. In 2019, we paid $769 million in connection with the redemption of the 2020 Notes and the partial redemption of the 2021 Notes. In 2020, we spent $100 million to repurchase shares of common stock compared to $370 million in 2019, which included approximately $33 million related to shares repurchased in late 2018 that were paid for in 2019. Dividends paid on common stock in 2020 and 2019 were $258 million and $265 million, respectively. Distributions to noncontrolling interest totaled $174 million in 2020 as compared to $186 million in 2019.

CF INDUSTRIES HOLDINGS, INC.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires that we select policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting estimates.
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
We recognize the effect of income tax positions only if sustaining those positions is more likely than not. Tax positions that meet the more likely than not recognition threshold but are not highly certain are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement with the taxing authority. As of December 31, 2020, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $85 million. This amount represents our best estimate of the potential amounts due based on our interpretations of the rules and the facts and circumstances of the transactions. Differences in interpretation of the tax laws can result in differences in taxes paid which may be higher or lower than our estimates.
Recoverability of Long-Lived Assets, Goodwill and Investments in Unconsolidated Subsidiaries
We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and investments in affiliates including joint ventures in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include production and sales volumes, selling prices, raw material costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and investments in unconsolidated affiliates is dependent upon future operating performance of

CF INDUSTRIES HOLDINGS, INC.

the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.
The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired. Our investment in an unconsolidated affiliate is reviewed for impairment whenever events or circumstances indicate that its carrying value may not be recoverable. When circumstances indicate that the fair value of our investment in any such affiliate is less than its carrying value, and the reduction in value is other than temporary, the reduction in value would be recognized immediately in earnings.
PLNL is our joint venture investment in the Republic of Trinidad and Tobago and operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by the National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture is accounted for under the equity method. The joint venture experienced past curtailments in the supply of natural gas from NGC, which reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2020 is $80 million.
We evaluate goodwill for impairment in the fourth quarter at the reporting unit level. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further analysis is necessary. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further testing is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. We identified no goodwill impairment in 2020, 2019 or 2018. As of December 31, 2020 and 2019, the carrying value of our goodwill was $2.37 billion.
Intangible assets identified in connection with our 2010 acquisition of Terra consist of customer relationships, which are being amortized over a period of 18 years. The intangible assets identified in connection with our 2015 acquisition of CF Fertilisers UK consist of customer relationships and trade names, which are being amortized over a period of approximately 20 years. Our intangible assets are presented in other assets on our consolidated balance sheets. See Note 7—Goodwill and Other Intangible Assets for additional information regarding our goodwill and other intangible assets.
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
The December 31, 2020 PBO was computed based on a weighted-average discount rate of 2.4% for our North America plans and 1.5% for our United Kingdom plans, which were based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31, 2020. Declines in comparable bond yields would increase our PBO. The weighted-average discount rate used to calculate pension expense in 2020 was 3.1% for North America plans and 2.0% for United Kingdom plans. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 4.1% weighted-average EROA used to calculate pension expense in 2020 for our North America plans is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. The 3.4% weighted-average EROA used to calculate pension expense in 2020 for our United Kingdom plans is based on expected long-term performance of underlying investments. The EROA for both North America and United Kingdom plans are adjusted for expenses and diversification bonuses, if applicable. For our United Kingdom plans, the 3.0% RPI used to calculate our PBO and the 3.0% RPI used to calculate 2020 pension

CF INDUSTRIES HOLDINGS, INC.

expense are developed using the Bank of England implied retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For North America qualified pension plans, our PBO was $884 million as of December 31, 2020, which was $38 million higher than pension plan assets. For our United Kingdom pension plans, our PBO was $643 million as of December 31, 2020, which was $152 million higher than pension plan assets. The tables below estimate the impact of a 50 basis point increase or decrease in the key assumptions on our December 31, 2020 PBO and 2020 pension expense:

	North America Plans
	Increase/(Decrease) in		Increase/(Decrease) in
	December 31, 2020 PBO		2020 Pension Expense
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(52)	$58	$(2)	$2
EROA	N/A	N/A	(4)	4

	United Kingdom Plans
	Increase/(Decrease) in		Increase/(Decrease) in
	December 31, 2020 PBO		2020 Pension Expense
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(49)	$53	$—	$—
EROA	N/A	N/A	(2)	—
RPI	28	(30)	2	(2)
See Note 11—Pension and Other Postretirement Benefits for further discussion of our pension plans.
Recent Accounting Pronouncements
See Note 3—New Accounting Standards for a discussion of recent accounting pronouncements.
Subsequent Event
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather. Certain natural gas suppliers declared force majeure events due to natural gas well freeze offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. At certain of our manufacturing locations, we were asked to reduce our natural gas consumption and therefore these plants either operated at reduced rates or temporarily suspended operations. We returned excess natural gas to our suppliers and received prevailing market prices, which were in excess of our cost. During this period of time, we have experienced lower production, but have procured product in order to meet customer obligations. Higher maintenance and repair activity may be necessary as the plants are restarted. At the present time, we do not know the net positive or negative impact of these events on our operations; however, we do not expect it to result in a material impact to our business.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of changes in commodity prices, interest rates and foreign currency exchange rates.
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based products are sensitive to changes in selling prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%) and AN by approximately $33, $22, $14 and $15, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of December 31, 2020, we had natural gas fixed price swaps and basis swaps covering certain periods through March 2022.
As of December 31, 2020 and 2019, we had open derivative contracts for 34.1 million MMBtus and 41.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2020 would result in a favorable change in the fair value of these derivative positions of $18 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $18 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of December 31, 2020, we had six series of senior notes totaling $4.00 billion of principal outstanding with maturity dates of December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of December 31, 2020, the carrying value and fair value of our senior notes was approximately $3.96 billion and $4.73 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2020 or 2019. Maximum borrowings under the Revolving Credit Agreement during 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during 2020 was 2.05%. There were no borrowings under the Prior Credit Agreement or the Revolving Credit Agreement during 2019.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for Leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

CF INDUSTRIES HOLDINGS, INC.

Evaluation of the measurement of projected benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company’s projected benefit obligation (PBO) associated with its pension plans established in North America and the United Kingdom were $884 million and $643 million as of December 31, 2020, respectively. The Company’s PBO represents an actuarially determined estimate of the present value of the future benefit payments attributed to past service under its pension plans to the beneficiaries of those plans. Determining the PBO requires the Company to make assumptions, including the selection of a discount rate for both the North American and United Kingdom plans and an adjusted retail price index (RPI) for the United Kingdom plans. The selected discount rate and RPI are then applied to these future benefit payments in determining the present value of those obligations as of December 31, 2020.
We identified the evaluation of the Company’s measurement of the PBO to be a critical audit matter. Specialized skills were needed to evaluate the assumptions regarding the discount rates utilized in the measurement of the PBO for both the North American and United Kingdom plans and the adjusted RPI utilized in the measurement of the PBO for the Company’s United Kingdom plans. In addition, a high degree of auditor judgment was required regarding the evaluation of these discount rates and the adjusted RPI, as minor changes to these assumptions could have a significant impact on the PBO.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension accounting process, including controls related to the determination of discount rates and adjusted RPI assumptions utilized in determining the Company’s PBO for both the North American and United Kingdom pension plans. We involved actuarial professionals with specialized skills and knowledge, who evaluated the Company’s PBO by evaluating the Company’s actuary reports. Specifically, as it relates to the selected discount rates and adjusted RPI assumptions, the actuarial professionals:
–developed an understanding and assessed the methods used by the Company’s actuaries to develop the discount rates and adjusted RPI
–evaluated the relevance and reliability of information used by the Company’s actuaries in the development of the discount rates and the adjusted RPI
–evaluated the North American discount rates’ period over period change using market trends based on published yield curves and indices
–recalculated the Company’s single equivalent discount rate using the PBO cash flows and the Company’s actuaries’ proprietary yield curve for the North American discount rates
–independently developed a single equivalent discount rate using the PBO cash flows and publicly available yield curves for the North American pension plans, and compared that to the Company’s selected discount rates for North America
–developed discount rates using publicly available yield curves for the United Kingdom, adjusted for the assessment of the timing of payments expected to be made to beneficiaries under the Company’s pension plans, and compared those to the Company’s selected discount rates for the United Kingdom
–developed an inflationary factor using published spot rate projection based on the assessment of the timing of payments expected to be made to beneficiaries under the Company’s pension plans within the United Kingdom, and compared that to the Company’s adjusted RPI.

(signed) KPMG LLP

We have served as the Company’s auditor since 1983.
Chicago, Illinois
February 24, 2021

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Net sales	$4,124	$4,590	$4,429
Cost of sales	3,323	3,416	3,512
Gross margin	801	1,174	917
Selling, general and administrative expenses	206	239	214
Other operating—net	(17)	(73)	(27)
Total other operating costs and expenses	189	166	187
Equity in earnings (loss) of operating affiliate	11	(5)	36
Operating earnings	623	1,003	766
Interest expense	179	237	241
Interest income	(18)	(20)	(13)
Loss on debt extinguishment	—	21	—
Other non-operating—net	(1)	(7)	(9)
Earnings before income taxes	463	772	547
Income tax provision	31	126	119
Net earnings	432	646	428
Less: Net earnings attributable to noncontrolling interests	115	153	138
Net earnings attributable to common stockholders	$317	$493	$290
Net earnings per share attributable to common stockholders:
Basic	$1.48	$2.24	$1.25
Diluted	$1.47	$2.23	$1.24
Weighted-average common shares outstanding:
Basic	214.9	220.2	232.6
Diluted	215.2	221.6	233.8
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net earnings	$432	$646	$428
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	44	62	(105)
Derivatives—net of taxes	(1)	—	—
Defined benefit plans—net of taxes	3	(57)	8
	46	5	(97)
Comprehensive income	478	651	331
Less: Comprehensive income attributable to noncontrolling interests	115	153	138
Comprehensive income attributable to common stockholders	$363	$498	$193
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$683	$287
Accounts receivable—net	265	242
Inventories	287	351
Prepaid income taxes	97	71
Other current assets	35	23
Total current assets	1,367	974
Property, plant and equipment—net	7,632	8,170
Investment in affiliate	80	88
Goodwill	2,374	2,365
Operating lease right-of-use assets	259	280
Other assets	311	295
Total assets	$12,023	$12,172
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$424	$437
Income taxes payable	—	1
Customer advances	130	119
Current operating lease liabilities	88	90
Current maturities of long-term debt	249	—
Other current liabilities	15	18
Total current liabilities	906	665
Long-term debt	3,712	3,957
Deferred income taxes	1,184	1,246
Operating lease liabilities	174	193
Other liabilities	444	474
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2020—214,057,701 shares issued and 2019—216,023,826 shares issued	2	2
Paid-in capital	1,317	1,303
Retained earnings	1,927	1,958
Treasury stock—at cost, 2020—102,843 shares and 2019—0 shares	(4)	—
Accumulated other comprehensive loss	(320)	(366)
Total stockholders’ equity	2,922	2,897
Noncontrolling interest	2,681	2,740
Total equity	5,603	5,637
Total liabilities and equity	$12,023	$12,172
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU No. 2016-01	—	—	—	1	(1)	—	—	—
Adoption of ASU No. 2014-09	—	—	—	(1)	—	(1)	—	(1)
Adoption of ASU No. 2018-02	—	—	—	10	(10)	—	—	—
Net earnings	—	—	—	290	—	290	138	428
Other comprehensive loss	—	—	—	—	(97)	(97)	—	(97)
Purchases of treasury stock	—	(500)	—	—	—	(500)	—	(500)
Issuance of $0.01 par value common stock under employee stock plans	—	(4)	12	—	—	8	—	8
Stock-based compensation expense	—	—	21	—	—	21	—	21
Cash dividends ($1.20 per share)	—	—	—	(280)	—	(280)	—	(280)
Acquisition of noncontrolling interests in TNCLP	—	—	(62)	—	—	(62)	(331)	(393)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(139)	(139)
Balance as of December 31, 2018	$2	$(504)	$1,368	$2,463	$(371)	$2,958	$2,773	$5,731
Net earnings	—	—	—	493	—	493	153	646
Other comprehensive income	—	—	—	—	5	5	—	5
Purchases of treasury stock	—	(337)	—	—	—	(337)	—	(337)
Retirement of treasury stock	—	843	(110)	(733)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(4)	—	—	—	(4)	—	(4)
Issuance of $0.01 par value common stock under employee stock plans	—	2	17	—	—	19	—	19
Stock-based compensation expense	—	—	28	—	—	28	—	28
Cash dividends ($1.20 per share)	—	—	—	(265)	—	(265)	—	(265)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(186)	(186)
Balance as of December 31, 2019	$2	$—	$1,303	$1,958	$(366)	$2,897	$2,740	$5,637
Net earnings	—	—	—	317	—	317	115	432
Other comprehensive income	—	—	—	—	46	46	—	46
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Retirement of treasury stock	—	107	(17)	(90)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	2	6	—	—	8	—	8
Stock-based compensation expense	—	—	25	—	—	25	—	25
Cash dividends ($1.20 per share)	—	—	—	(258)	—	(258)	—	(258)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(174)	(174)
Balance as of December 31, 2020	$2	$(4)	$1,317	$1,927	$(320)	$2,922	$2,681	$5,603
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	(in millions)
Operating Activities:
Net earnings	$432	$646	$428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	892	875	888
Deferred income taxes	(74)	149	78
Stock-based compensation expense	25	28	22
Unrealized net (gain) loss on natural gas derivatives	(6)	14	(13)
Loss on embedded derivative	3	4	1
Loss on debt extinguishment	—	21	—
Loss (gain) on disposal of property, plant and equipment	15	(40)	6
Undistributed (earnings) losses of affiliate—net of taxes	(1)	2	(3)
Changes in:
Accounts receivable—net	(19)	(6)	68
Inventories	27	(26)	(52)
Accrued and prepaid income taxes	8	22	8
Accounts payable and accrued expenses	(15)	(72)	44
Customer advances	11	(30)	59
Other—net	(67)	(82)	(37)
Net cash provided by operating activities	1,231	1,505	1,497
Investing Activities:
Additions to property, plant and equipment	(309)	(404)	(422)
Proceeds from sale of property, plant and equipment	2	70	26
Distributions received from unconsolidated affiliate	6	—	10
Insurance proceeds for property, plant and equipment	2	15	10
Other—net	—	—	1
Net cash used in investing activities	(299)	(319)	(375)
Financing Activities:
Payments of long-term borrowings	—	(769)	—
Proceeds from short-term borrowings	500	—	—
Repayments of short-term borrowings	(500)	—	—
Payment to CHS related to credit provision	(5)	(5)	(5)
Financing fees	—	(3)	1
Purchases of treasury stock	(100)	(370)	(467)
Dividends paid on common stock	(258)	(265)	(280)
Acquisition of noncontrolling interests in TNCLP	—	—	(388)
Distributions to noncontrolling interests	(174)	(186)	(139)
Proceeds from issuances of common stock under employee stock plans	5	19	12
Shares withheld for taxes	(10)	(4)	(4)
Net cash used in financing activities	(542)	(1,583)	(1,270)
Effect of exchange rate changes on cash and cash equivalents	6	2	(5)
Increase (decrease) in cash and cash equivalents	396	(395)	(153)
Cash and cash equivalents at beginning of period	287	682	835
Cash and cash equivalents at end of period	$683	$287	$682
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation
We are a leading global manufacturer of hydrogen and nitrogen products for clean energy, fertilizer, emissions abatement, and other industrial applications. We operate nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, which are among the most cost-advantaged, efficient and flexible in the world, and an extensive storage, transportation and distribution network in North America. Our 3,000 employees focus on safe and reliable operations, environmental stewardship and disciplined capital and corporate management, driving our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
Our principal assets as of December 31, 2020 include:
•five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana; Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 17—Noncontrolling Interests for additional information on our strategic venture with CHS;
•two Canadian nitrogen manufacturing facilities, located in Medicine Hat, Alberta and Courtright, Ontario;
•two United Kingdom nitrogen manufacturing facilities, located in Billingham and Ince;
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
See Note 17—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income taxes, allowances for doubtful accounts receivable, the determination of the benefit obligation and annual expense of defined benefit pension and other postretirement plans and the valuation of stock-based compensation awards granted to employees.
Revenue Recognition
We follow a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation(s), and (5) recognition of revenue when (or as) each performance obligation is satisfied. Control of our products transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which occurs at the later of when title or risk of loss transfers to the customer. Control generally transfers to the customer at a point in time upon loading of our product onto transportation equipment or delivery to a customer destination. Revenue from forward sales programs is recognized on the same basis as other sales regardless of when the customer advances are received.
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
Investments
Short-term investments and noncurrent investments are accounted for primarily as available-for-sale securities reported at fair value. Changes in the fair value of available-for-sale debt securities are recognized in other comprehensive income. Changes in the fair value of available-for-sale equity securities are recognized through earnings. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.
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
Investment in Unconsolidated Affiliate
The equity method of accounting is used for our investment in an affiliate that we do not consolidate, but over which we have the ability to exercise significant influence. Our equity method investment for which the results are included in operating earnings consists of our 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. Our share of the net earnings from this investment is reported as an element of earnings from operations because PLNL’s operations provide additional production and are integrated with our supply chain and sales activities in the ammonia segment. See Note 8—Equity Method Investment for additional information.

CF INDUSTRIES HOLDINGS, INC.

Profits resulting from sales or purchases with equity method investees are eliminated until realized by the investee or investor, respectively. Investments in affiliates are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If circumstances indicate that the fair value of an investment in an affiliate is less than its carrying value, and the reduction in value is other than temporary, the reduction in value would be recognized immediately in earnings.
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
Recoverability of Long-Lived Assets
We review property, plant and equipment and other long-lived assets in order to assess recoverability based on expected future undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss would be recognized. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset.
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

CF INDUSTRIES HOLDINGS, INC.

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
Leases may be classified as either operating leases or finance leases. We have made an accounting policy election to not include leases with an initial term of 12 months or less on the balance sheet. For finance leases, if any, ROU assets are amortized over the lease term on a straight-line basis and interest expense is recognized using the effective interest method and based on the lease liability at period end. For operating leases, rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals. For our rail car leases, barge tow charters, and terminal and warehouse storage agreements, we have made an accounting policy election to not separate lease and non-lease components, such as operating costs and maintenance, due to sufficient data not being available. As a result, the non-lease components are included in the ROU assets and lease liabilities on our consolidated balance sheet. See Note 24—Leases for additional information.
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
See Note 10—Income Taxes for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

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
Emission Credits
Emission credits may be generated by or granted to the Company through emissions trading systems or other regulatory programs. From time to time, we may also purchase emission credits. We have elected to account for emission credits using the intangible asset model. Under this model, emission credits that are purchased are measured at their cost basis and tested for impairment annually. We do not recognize any internally generated emission credits under the intangible asset model until a monetary transaction occurs, such as a sale of the emission credits. If a facility exceeds regulatory emissions allowance levels and offsetting credits are not held by us, our obligation is recognized as an operating expense and a liability at the fair value of the emissions allowance deficit.
Stock-based Compensation
We grant stock-based compensation awards under our equity and incentive plans. The awards that have been granted to date are nonqualified stock options, restricted stock awards, restricted stock units and performance restricted stock units. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. We have elected to recognize equity award forfeitures as they occur in determining the compensation cost to be recognized in each period. See Note 19—Stock-based Compensation for additional information.
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
In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure, involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
Foreign Currency Translation
We translate the financial statements of our foreign subsidiaries with non-U.S. dollar functional currencies using period-end exchange rates for assets and liabilities and weighted-average exchange rates for each period for revenues and expenses.

CF INDUSTRIES HOLDINGS, INC.

The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.
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
Recently Issued Pronouncement
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect our adoption of this ASU on January 1, 2021 will have a material effect on our consolidated financial statements.
4.   Revenue Recognition
Our performance obligations under a customer contract correspond to each shipment of product that we make to our customer under the contract. As a result, each contract may have more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. When we enter into a contract with a customer, we are obligated to provide the product in that contract during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. When we arrange delivery of the product and control of the product transfers upon loading, we recognize freight revenue, which was not material for 2020, 2019 or 2018.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For 2020, 2019 and 2018, the total amount of revenue for these contracts was $44 million, $55 million and $85 million, respectively.
From time to time, we will enter the marketplace to purchase product in order to satisfy the obligations of our customer contracts. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investment, we have transactions in the normal course of business with PLNL, reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Other than products

CF INDUSTRIES HOLDINGS, INC.

purchased from PLNL, products purchased in the marketplace in order to satisfy the obligations of our customers were not material during 2020, 2019 or 2018.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Returns of our product by our customers are permitted only when the product is not to specification. Returns were not material during 2020, 2019 or 2018.
We offer cash incentives to certain customers that do not provide an option to the customer for additional product. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at December 31, 2020 and 2019 were not material.
Revenue Disaggregation
We track our revenue by product and by geography. See Note 21—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for 2020, 2019 and 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Year ended December 31, 2020
North America	$874	$1,183	$998	$197	$235	$3,487
Europe and other	146	65	65	258	103	637
Total revenue	$1,020	$1,248	$1,063	$455	$338	$4,124

Year ended December 31, 2019
North America	$948	$1,269	$1,176	$200	$256	$3,849
Europe and other	165	73	94	306	103	741
Total revenue	$1,113	$1,342	$1,270	$506	$359	$4,590

Year ended December 31, 2018
North America	$883	$1,243	$1,047	$186	$261	$3,620
Europe and other	145	79	187	274	124	809
Total revenue	$1,028	$1,322	$1,234	$460	$385	$4,429
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For 2020, 2019 and 2018, the amount of customer bad debt expense recognized was immaterial.
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
As of December 31, 2020 and 2019, we had $130 million and $119 million, respectively, in customer advances on our consolidated balance sheets. The increase in the balance of customer advances was due primarily to an increase in forward contracts amidst an increasing price environment. During 2020, all of our customer advances that were recorded as of December 31, 2019 were recognized as revenue.

CF INDUSTRIES HOLDINGS, INC.

We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of December 31, 2020, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $867 million. We expect to recognize approximately 31% of these performance obligations as revenue in 2021, approximately 42% as revenue during 2022 and 2023, approximately 23% as revenue during 2024 and 2025, and the remainder thereafter. If these customers do not fulfill their contractual obligations under such contracts, the legally enforceable minimum amount that they would pay to us under these contracts is approximately $212 million as of December 31, 2020. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2020 will be satisfied in 2021.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also expensed any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during 2020, 2019 or 2018.
5.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Year ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$317	$493	$290
Basic earnings per common share:
Weighted-average common shares outstanding	214.9	220.2	232.6
Net earnings attributable to common stockholders	$1.48	$2.24	$1.25
Diluted earnings per common share:
Weighted-average common shares outstanding	214.9	220.2	232.6
Dilutive common shares—stock-based awards	0.3	1.4	1.2
Diluted weighted-average shares outstanding	215.2	221.6	233.8
Net earnings attributable to common stockholders	$1.47	$2.23	$1.24
Dilutive earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 3.3 million, 1.4 million and 1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2020	2019
	(in millions)
Land	$68	$71
Machinery and equipment	12,539	12,338
Buildings and improvements	895	890
Construction in progress	275	236
Property, plant and equipment(1)	13,777	13,535
Less: Accumulated depreciation and amortization	6,145	5,365
Property, plant and equipment—net	$7,632	$8,170
_______________________________________________________________________________
(1)As of December 31, 2020 and 2019, we had property, plant and equipment that was accrued but unpaid of approximately $43 million and $42 million, respectively.

Depreciation and amortization related to property, plant and equipment was $876 million, $855 million and $865 million in 2020, 2019 and 2018, respectively.
In 2019, we sold our Pine Bend dry bulk storage and logistics facility in Minnesota, received proceeds of $55 million and recognized a pre-tax gain of $45 million. The gain is reflected in other operating—net in our consolidated statement of operations for the year ended December 31, 2019.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net capitalized turnaround costs at beginning of the year	$246	$252	$208
Additions	84	102	156
Depreciation	(104)	(112)	(111)
Effect of exchange rate changes	—	4	(1)
Net capitalized turnaround costs at end of the year	$226	$246	$252
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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2020 and 2019:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2019	$587	$828	$576	$302	$72	$2,365
Effect of exchange rate changes	—	—	—	8	1	9
Balance as of December 31, 2020	$587	$828	$576	$310	$73	$2,374
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$133	$(52)	$81	$131	$(45)	$86
Trade names	32	(9)	23	31	(7)	24
Total intangible assets	$165	$(61)	$104	$162	$(52)	$110
Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangibles was $8 million, $8 million and $7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2021	$8
2022	8
2023	8
2024	8
2025	8

CF INDUSTRIES HOLDINGS, INC.

8.   Equity Method Investment
We have a 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
As of December 31, 2020, the total carrying value of our equity method investment in PLNL was $80 million, $42 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 12 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $57 million, $69 million and $86 million in 2020, 2019 and 2018, respectively.
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
During the third quarter of 2019, the Trinidadian government offered a tax amnesty period that provided taxpayers the opportunity to pay any prior year tax obligations and avoid accumulated interest or penalties. During the tax amnesty period, PLNL evaluated the proposed assessment, including considering the outcome of certain recent legal cases involving other taxpayers. As a result of this evaluation, in the third quarter of 2019, PLNL paid withholding tax to the Board of Inland Revenue under the amnesty program for tax years back to 2011, and recognized a charge for $32 million in the third quarter of 2019. Our 50% share of PLNL’s tax charge was $16 million, which reduced our equity in earnings of operating affiliate for 2019.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL experienced past curtailments in the supply of natural gas from NGC, which reduced historical ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will be based on new agreements. In May 2018, the NGC and PLNL reached a settlement of an arbitration proceeding regarding PLNL’s claims for damages due to natural gas supply curtailments. The net after-tax impact of the settlement reached between NGC and PLNL that was recognized in our consolidated statement of operations for 2018 was an increase in our equity in earnings of operating affiliate of approximately $19 million.

CF INDUSTRIES HOLDINGS, INC.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$108	$—	$—	$108
Cash equivalents:
U.S. and Canadian government obligations	552	—	—	552
Other debt securities	23	—	—	23
Total cash and cash equivalents	$683	$—	$—	$683
Nonqualified employee benefit trusts	16	3	—	19

	December 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$59	$—	$—	$59
Cash equivalents:
U.S. and Canadian government obligations	211	—	—	211
Other debt securities	17	—	—	17
Total cash and cash equivalents	$287	$—	$—	$287
Nonqualified employee benefit trusts	17	2	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2020 and 2019 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$575	$575	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(7)	—	(7)	—
Embedded derivative liability	(18)	—	(18)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$228	$228	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(20)	—	(20)	—
Cash Equivalents
As of December 31, 2020 and 2019, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The fair values of the trust assets are based on daily quoted prices in an active market, which represents the net asset values of the shares held in the trusts, and are included on our consolidated balance sheets in other assets. Debt securities are accounted for as available-for-sale securities and changes in fair value are reported in other comprehensive income. Changes in the fair value of available-for-sale equity securities in the trust assets are recognized through earnings.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative and is included within other current liabilities and other liabilities. As of December 31, 2020 and 2019, the embedded derivative liability was $18 million and $20 million, respectively. Included in other operating—net in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 is a net loss of $3 million, $4 million and $1 million, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities	$3,961	$4,731	$3,957	$4,295
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
We review the carrying value of our goodwill, definite lived intangible assets, and investments in unconsolidated subsidiaries to assess recoverability as part of our annual impairment review in the fourth quarter of each year and more frequently if there is an event that requires reassessment during the year. As part of the assessment process when performing impairment tests, we estimate many factors including future production and sales volumes, selling prices, raw materials costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we make are material estimates that are used in the impairment testing.

CF INDUSTRIES HOLDINGS, INC.

10.   Income Taxes
Income Tax Provision
The components of earnings before income taxes and the components of our income tax provision are as follows:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Domestic	$421	$679	$516
Non-U.S.	42	93	31
Earnings before income taxes	$463	$772	$547

Current
Federal	$106	$4	$5
Foreign	6	21	14
State	(7)	(48)	6
	105	(23)	25
Deferred
Federal	(76)	112	85
Foreign	4	—	(10)
State	(2)	37	3
	(74)	149	78
Income tax provision before Tax Reform	31	126	103

Tax Reform - Current
Federal	—	—	19
Foreign	—	—	—
State	—	—	(3)
Income tax provision - Tax Reform	—	—	16
Income tax provision	$31	$126	$119
Terra Amended Tax Returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In early 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns. In 2017, we also made a Voluntary Disclosure Filing with the Canadian Revenue Agency (CRA) with respect to the Canadian tax aspects of this matter and paid additional Canadian taxes due.
In early 2019, the IRS completed its examination of the Amended Tax Returns and submitted its audit reports and related refund claims to the Joint Committee on Taxation of the U.S. Congress (the Joint Committee). For purposes of its review, the Joint Committee separated the IRS audit reports into two separate matters: (i) an income tax related matter and (ii) a withholding tax matter. In late 2019, we received notification that the Joint Committee had approved the IRS audit reports and related income tax refunds relating to the income tax related matter. As a result of the approval by the Joint Committee, we recognized in the fourth quarter of 2019 the following amounts in our consolidated statement of operations; (i) $5 million of interest income ($4 million, net of tax); and (ii) a reduction in income tax expense of $10 million as a result of the favorable settlement of certain uncertain tax positions. No income tax refunds were received in 2019 related to the Amended Tax Returns.
In 2020, we received notification that the Joint Committee approved the IRS audit report and related withholding tax refunds relating to the withholding tax matter and we received IRS Notices indicating the amount of tax and interest to be refunded and received with respect to the withholding tax matter and the income tax matter. In addition, the CRA settled with us the Voluntary Disclosure matter.

CF INDUSTRIES HOLDINGS, INC.

In 2020, as a result of these events, we recognized $26 million of interest-related income and $18 million of income tax benefit, which consisted of the following:
•additional income of $26 million ($23 million, net of tax) representing $16 million of interest income related to the U.S. Federal income tax matter and withholding tax matter and a $10 million reversal of previously accrued interest related to the Canadian tax aspects of this matter,
•a reduction in our liabilities for unrecognized tax benefits of $12 million with a corresponding reduction in income tax expense related to the U.S. Federal withholding tax matter, and
•an additional income tax benefit of $9 million related to the U.S. Federal income tax matter and related state amended returns.
In 2020, we received U.S. Federal income tax refunds, including interest, of $110 million relating to the Amended Tax Returns, consisting of $68 million related to the income tax matter and $42 million related to the withholding tax matter, which finalized these matters with the IRS. As a result of the finalization of the income tax matter and the withholding tax matter, all U.S. federal tax years commencing before January 1, 2012 are now closed.
In the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA, related to the Voluntary Disclosure Filing. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.
Canada Revenue Agency Notices of Reassessment
In 2016, the Canada Revenue Agency (CRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage allocations. The tax assessments totaled CAD $174 million (or approximately $137 million), including provincial taxes but excluding any interest or penalties. We filed a Notice of Objection with respect to the Notices of Reassessment with the CRA and Alberta Tax and Revenue Administration and we posted letters of credit in lieu of paying the additional tax liability assessed. In 2018, the matter was accepted for consideration under the bilateral settlement provisions of the US-Canada Tax Treaty (the Treaty) by the United States and Canadian competent authorities and was subject to a two-year period to reach a settlement. The period was subsequently extended, but it expired in February 2021 and the matter is being referred to binding arbitration under the provisions of the Treaty.
While there is uncertainty about the ultimate timing and outcome of this matter, which may be resolved in binding arbitration, we do not expect that resolution of the matter will result in a material net tax liability, because the Company would be entitled to an offsetting U.S. foreign tax credit for any incremental Canadian tax paid. Upon resolution of the matter, interest would be assessed based upon the amount of tax due. Similarly, the Company would be entitled to receive interest on the offsetting reduction in tax due to the foreign tax credit. Due to uncertainty in how each taxing authority would apply their interest calculation rules, we are not able to predict the net amount of interest that we would pay to or receive from the taxing authorities.
Tax Reform
The Tax Cuts and Jobs Act (the “Tax Act” or “Tax Reform”) was enacted on December 22, 2017. Among other provisions, the Tax Act imposed a transition tax liability on taxpayers with undistributed foreign entity earnings. In 2018, we recorded a $16 million increase to the provisional amount of the transition tax liability. The adjustment to the provisional amount was required to properly reflect the inclusion of amounts subject to the transition tax in tax returns where the amounts were to be reported. The adjustment related to changes in (i) the amount of includible income subject to the transition tax; (ii) the computation of the allowable foreign tax credits against the transition tax liability and (iii) the allocation of certain gains and losses to various foreign tax credit baskets. The adjustment to the provisional amount represented an approximate 3 percentage point increase to our effective tax rate for the year ended December 31, 2018.
The Tax Act also provided a new category of income from foreign operations, Global Intangible Low-Taxed Income (GILTI), that was subject to federal income tax beginning in the year ended December 31, 2018. The U.S. tax on foreign earnings in the effective tax rate table below includes our tax on GILTI, which is primarily related to Canadian earnings.

CF INDUSTRIES HOLDINGS, INC.

COVID-19 Tax Legislation
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. The CARES Act includes, among other things, a five-year net operating loss (NOL) carryback (including a related technical correction to the 2017 Tax Cuts and Jobs Act) for tax losses incurred in tax years 2018 through 2020, a change in interest deduction limitations for tax years 2019 and 2020, increasing the annual interest limitation from 30% to 50% of adjusted taxable income and increased refundability of corporate alternative minimum tax (AMT) credits. These provisions have limited applicability to the Company.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the CAA) was signed into law. The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The tax provisions within this legislation will not have a significant effect on the Company.
We continue to monitor and assess the impact of tax legislation related to COVID-19 in all tax jurisdictions in which we operate.
Effective Tax Rate
Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below.

	Year ended December 31,
	2020	2019	2018
	(in millions, except percentages)
Earnings before income taxes	$463	$772	$547
Expected tax provision at U.S. statutory rate of 21%	$97	$162	$115
State income taxes, net of federal	(1)	2	3
Net earnings attributable to noncontrolling interests	(24)	(32)	(29)
Foreign tax rate differential	1	2	—
U.S. tax on foreign earnings	(6)	3	12
Foreign partnership basis difference	(7)	—	—
Valuation allowance	—	—	4
Tax rate change	—	—	(2)
Terra amended tax returns	(24)	(10)	—
Other	(5)	(1)	—
Transition tax liability (Tax Reform)	—	—	16
Income tax provision	$31	$126	$119
Effective tax rate	6.7%	16.3%	21.7%

Income tax provision before Tax Reform(1)	$31	$126	$103
Effective tax rate before Tax Reform	6.7%	16.3%	18.7%
_______________________________________________________________________________
(1)Income tax provision before Tax Reform reflects the income tax provision less the Tax Reform impact included in the table above consisting of the transition tax liability.
On April 2, 2018, we acquired the TNCLP Public Units. Our effective tax rate in 2018 was impacted by a $16 million reduction to our deferred tax liability as a result of the change in our effective state income tax rate due to the implementation of legal entity structure changes related to the acquisition. See Note 17—Noncontrolling Interests for additional information.
The foreign tax rate differential is impacted by the inclusion of equity earnings from our equity method investment in PLNL, a foreign operating affiliate, which are included in pre-tax earnings on an after-tax basis. In 2020, the foreign tax rate differential includes $6 million tax expense for the revaluing of deferred taxes due to an enacted rate change in the jurisdiction of a foreign affiliate.
U.S. tax on foreign earnings for the year ended December 31, 2020 is inclusive of the current year tax on global intangible low-tax income (GILTI), benefit from the Section 250 deduction and foreign tax credits, as well as adjustments to prior year amounts for these items recorded upon filing the U.S. federal return in the fourth quarter of 2020.

CF INDUSTRIES HOLDINGS, INC.

Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and, prior to April 2, 2018, TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $115 million, $153 million and $138 million in 2020, 2019 and 2018, respectively, which are included in earnings before income taxes, impacted the effective tax rate in all three years. See Note 17—Noncontrolling Interests for additional information.
Deferred Taxes
Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Net operating loss and capital loss carryforwards	$194	$108
Retirement and other employee benefits	69	71
State tax credits	69	72
Operating lease liabilities	61	66
Other	23	61
	416	378
Valuation allowance	(157)	(60)
	259	318
Deferred tax liabilities:
Depreciation and amortization	(204)	(276)
Investments in partnerships	(1,173)	(1,217)
Operating lease right-of-use assets	(60)	(65)
Other	(6)	(6)
	(1,443)	(1,564)
Net deferred tax liability	$(1,184)	$(1,246)
We consider the earnings of our United Kingdom subsidiaries to be permanently reinvested. As of December 31, 2020, we would not expect any additional U.S. and foreign income tax that would be due upon repatriation of these accumulated earnings, other than foreign withholding tax, which we have not accrued.
During 2019, as a result of group legal entity reorganizations, foreign net operating loss carryforwards were eliminated, which resulted in a net decrease of $99 million in the net operating loss carryforwards deferred tax asset. We recorded a corresponding reduction in the related valuation allowance of $99 million as these losses were not anticipated to be realized. The valuation allowance activity in the current year is primarily attributable to a capital loss. As a result of an intercompany transaction with a foreign affiliate, we recognized a capital loss which will be carried forward and for which we recorded a deferred tax asset of approximately $90 million. The foreign affiliate operations do not normally generate capital gains and there is no practical plan to do so in the future, therefore, we established a full valuation allowance of approximately $90 million against the deferred tax asset. As of December 31, 2020, our net operating loss and capital loss carryforwards are comprised of state net operating loss carryforwards with expiration dates generally ranging from 2027 to 2037 and foreign capital loss carryforwards, which can be carried forward indefinitely. Our foreign affiliates, including the foreign affiliate described above, have operations that do not normally generate capital gains and have no practical plans to do so in the future. As a result, we have recorded a full valuation allowance against all foreign capital loss carryforwards.
As of December 31, 2020, we have state tax credit carryforwards resulting in a deferred tax asset of $69 million. The state tax credits have expiration dates generally ranging from 2033 to 2040. We have recorded a $27 million valuation allowance on the portion of the state tax credits that are not expected to be realized before they expire based on taxable income projections.

CF INDUSTRIES HOLDINGS, INC.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019
	(in millions)
Unrecognized tax benefits:
Balance as of January 1	$104	$126
Additions for tax positions taken during the current year	—	—
Additions for tax positions taken during prior years	—	22
Reductions related to lapsed statutes of limitations	—	—
Reductions related to settlements with tax jurisdictions	(23)	(44)
Balance as of December 31	$81	$104
Our effective tax rate would be affected by $37 million if these unrecognized tax benefits were to be recognized in the future.
In 2020, as a result of the settlement and finalization of carryover impacts of the Terra Amended Tax Returns on other tax periods, we reduced our liability for unrecognized tax benefits by $19 million and recorded a corresponding deferred income tax liability. In addition, we reduced our liabilities for unrecognized tax benefits by $4 million with a corresponding reduction in income tax provision.
In 2019, we increased the amount of our unrecognized tax benefits by $22 million. The increase primarily related to an addition for state investment tax credits. In addition, we reduced the amount of our unrecognized tax benefits in 2019 by $44 million. This reduction primarily related to the approval by the Joint Committee of the IRS audit report related to the Terra Amended Tax Returns described above.
We file federal, provincial, state and local income tax returns principally in the United States, Canada and the United Kingdom, as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2012 and thereafter, by Canadian tax jurisdictions for years 2006 and thereafter, and by United Kingdom tax jurisdictions for years 2018 and thereafter. Our income tax liability or transition tax expense could be impacted by the finalization of currently on-going U.S. or foreign income tax audits of prior tax years falling before the date of enactment of the Tax Act or audits by the U.S. or foreign taxing authorities, which change the amount of our total income allocable to and taxed in the United States or a foreign country.
Interest expense and penalties of $(29) million, $4 million, and $1 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $4 million and $33 million as of December 31, 2020 and 2019, respectively, are included in other liabilities.

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
Our plan assets, benefit obligations, funded status and amounts recognized on our consolidated balance sheets for our North America and United Kingdom plans as of the December 31 measurement date are as follows:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$790	$673	$418	$383	$—	$—
Return on plan assets	96	115	58	19	—	—
Employer contributions	22	38	23	23	4	3
Plan participant contributions	—	—	—	—	1	1
Benefit payments	(66)	(43)	(25)	(23)	(5)	(4)
Foreign currency translation	4	7	17	16	—	—
Fair value of plan assets as of December 31	846	790	491	418	—	—
Change in benefit obligation
Benefit obligation as of January 1	(839)	(742)	(597)	(524)	(37)	(43)
Service cost	(17)	(14)	—	—	—	—
Interest cost	(25)	(30)	(11)	(15)	(1)	(1)
Benefit payments	66	43	25	23	5	4
Foreign currency translation	(4)	(7)	(20)	(22)	—	—
Plan amendments	—	(4)	—	3	—	—
Plan participant contributions	—	—	—	—	(1)	(1)
Change in assumptions and other	(65)	(85)	(40)	(62)	(1)	4
Benefit obligation as of December 31	(884)	(839)	(643)	(597)	(35)	(37)
Funded status as of December 31	$(38)	$(49)	$(152)	$(179)	$(35)	$(37)
In the table above, the line titled “Plan amendments” for 2019 relates to the impact of updates to certain mortality tables for the U.S. plan and a conversion option for pensions in payment for the U.K. plans.
The line titled “Change in assumptions and other” for our North America pension plans primarily reflects the impact of losses due to the decrease in discount rates for 2020 and 2019.
The line titled “Change in assumptions and other” for our U.K. pension plans primarily reflects losses due to the decrease in discount rates for 2020 and 2019. For 2019, the losses from the decrease in discount rates was partially offset by gains due to the decrease in inflation rate assumptions.
The line titled “Benefit payments” includes $22 million of lump sum payments for our U.S. pension plan in December 2020.

CF INDUSTRIES HOLDINGS, INC.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Other assets	$10	$10	$—	$—	$—	$—
Accrued expenses	—	—	—	—	(3)	(3)
Other liabilities	(48)	(59)	(152)	(179)	(32)	(34)
	$(38)	$(49)	$(152)	$(179)	$(35)	$(37)

Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Prior service cost	$4	$5	$1	$1	$—	$—
Net actuarial loss	79	82	129	132	4	2
	$83	$87	$130	$133	$4	$2

Net periodic benefit cost (income) and other amounts recognized in accumulated other comprehensive loss for the years ended December 31 included the following:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$17	$14	$15	$—	$—	$—	$—	$—	$—
Interest cost	25	30	28	11	15	14	1	1	2
Expected return on plan assets	(30)	(32)	(31)	(14)	(18)	(17)	—	—	—
Amortization of prior service cost (benefit)	1	—	—	—	—	—	—	(1)	(1)
Amortization of actuarial loss (gain)	3	—	3	3	—	—	(1)	(1)	(1)
Net periodic benefit cost (income)	16	12	15	—	(3)	(3)	—	(1)	—
Net actuarial (gain) loss	(1)	3	3	(4)	60	(3)	1	(4)	(8)
Prior service cost (credit)	—	4	—	—	(3)	5	—	—	—
Amortization of prior service (cost) benefit	(1)	—	—	—	—	—	—	1	1
Amortization of actuarial (loss) gain	(3)	—	(3)	(3)	—	—	1	1	1
Total recognized in accumulated other comprehensive loss	(5)	7	—	(7)	57	2	2	(2)	(6)
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$11	$19	$15	$(7)	$54	$(1)	$2	$(3)	$(6)
In the table above, the line titled “Prior service cost (credit)” in 2019 relates to plan amendments for updates to certain mortality tables for the U.S. plan and a conversion option for pensions in payment for the U.K. plans.
Service costs are recognized in cost of sales and selling, general and administrative expenses, and other costs are recognized in other non-operating—net on our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

The accumulated benefit obligation (ABO) in aggregate for the defined benefit pension plans in North America was approximately $834 million and $793 million as of December 31, 2020 and 2019, respectively. The ABO in aggregate for the defined benefit pension plans in the United Kingdom was approximately $643 million and $597 million as of December 31, 2020 and 2019, respectively.
The following table presents aggregated information for those individual defined benefit pension plans that have an ABO in excess of plan assets as of December 31, which excludes two North American defined benefit pension plans that have plan assets in excess of its ABO:

	North America		United Kingdom
	2020	2019	2020	2019
	(in millions)
Accumulated benefit obligation	$(678)	$(654)	$(643)	$(597)
Fair value of plan assets	667	630	491	418
The following table presents aggregated information for those individual defined benefit pension plans that have a projected benefit obligation (PBO) in excess of plan assets as of December 31, which excludes two North American defined benefit pension plans that have plan assets in excess of its PBO:

	North America		United Kingdom
	2020	2019	2020	2019
	(in millions)
Projected benefit obligation	$(715)	$(689)	$(643)	$(597)
Fair value of plan assets	667	630	491	418
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
We currently estimate that our consolidated pension funding contributions for 2021 will be approximately $6 million for the North America plans and $27 million for the United Kingdom plans.
The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
2021	$47	$27	$3
2022	47	28	3
2023	48	29	2
2024	48	30	2
2025	49	30	2
2026-2030	251	163	9

CF INDUSTRIES HOLDINGS, INC.

The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted-average discount rate—obligation	2.4%	3.1%	4.1%	1.5%	2.0%	2.9%	2.2%	3.0%	4.1%
Weighted-average discount rate—expense	3.1%	4.1%	3.6%	2.0%	2.9%	2.5%	3.0%	4.1%	3.4%
Weighted-average cash balance interest crediting rate—obligation	3.0%	3.0%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average cash balance interest crediting rate—expense	3.0%	3.0%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average rate of increase in future compensation	4.2%	4.2%	4.3%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	4.1%	4.6%	4.5%	3.4%	4.4%	4.2%	n/a	n/a	n/a
Weighted-average retail price index—obligation	n/a	n/a	n/a	3.0%	3.0%	3.3%	n/a	n/a	n/a
Weighted-average retail price index—expense	n/a	n/a	n/a	3.0%	3.3%	3.2%	n/a	n/a	n/a
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
For our North America plans, the expected long-term rate of return on assets is based on analysis of historical rates of return achieved by equity and non-equity investments and current market characteristics, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2021, our weighted-average expected long-term rate of return on assets is 3.2%, which will be used in determining expense for 2021.
For our United Kingdom plans, the expected long-term rate of return on assets is based on the expected long-term performance of the underlying investments, adjusted for investment managers’ fees and estimated plan expenses. As of January 1, 2021, our weighted-average expected long-term rate of return on assets is 3.3%, which will be used in determining expense for 2021.
The retail price index for the United Kingdom plans is developed using the Bank of England implied retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For the measurement of the benefit obligation at December 31, 2020 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 6.3% increase in 2021, followed by a gradual decline in increases to 4.5% for 2030 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 7.0% increase in 2021, followed by a gradual decline in increases to 4.5% for 2030 and thereafter. For the measurement of the benefit obligation at December 31, 2019 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, started with a 7.0% increase in 2020, followed by a gradual decline in increases to 4.5% for 2026 and thereafter. For post-65 retirees, the assumed health care cost trend rates started with an 8.3% increase in 2020, followed by a gradual decline in increases to 4.5% for 2026 and thereafter.
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

CF INDUSTRIES HOLDINGS, INC.

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
The target asset allocation for one of the Canadian plans is 70% non-equity and 30% equity, and 100% non-equity for the other Canadian plan. This investment strategy is achieved through the use of a mutual fund for equity investments and individual securities for non-equity investments. The equity investment is a passively managed portfolio that diversifies assets across multiple securities, economic sectors and countries. The non-equity investments consist primarily of investments in debt securities that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status.
The pension assets in the United Kingdom plans are each administered by a Board of Trustees consisting of employer nominated trustees, member nominated trustees and an independent trustee, with a requirement that member nominated trustees represent at least one-third of each Board of Trustees. It is the responsibility of the trustees to ensure prudent management and investment of the assets in the plans. The trustees meet on a quarterly basis to review and discuss fund performance and other administrative matters.
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
Assets of the United Kingdom plans are invested in externally managed pooled funds. The assets are allocated between a growth portfolio and a matching portfolio. The growth portfolio seeks a return premium on investments across multiple asset classes. Growth portfolio funds may include, among others, traditional equities and bonds, growth fixed income, hedged funds, and may use derivatives. The matching portfolio seeks to align asset changes with changes in liability due to interest and discount rate. Matching portfolio funds are composed of corporate bonds, U.K. gilts and liability-driven investment funds and generally invest in fixed income debt securities including government bonds, gilts, gilt repurchase agreements, swaps and investment grade corporate bonds and may use derivatives. The target asset allocation for one of the United Kingdom plans is 55% in the growth portfolio and 45% in the matching portfolio and the other United Kingdom plan is 60% in the growth portfolio (including a legacy holding in an actively managed property fund) and 40% in the matching portfolio.

CF INDUSTRIES HOLDINGS, INC.

The fair values of our pension plan assets as of December 31, 2020 and 2019, by major asset class, are as follows:

	North America
	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$30	$7	$23	$—
Equity mutual funds
Index equity(2)	134	134	—	—
Pooled equity(3)	30	—	30	—
Fixed income
U.S. Treasury bonds and notes(4)	37	37	—	—
Corporate bonds and notes(5)	499	—	499	—
Government and agency securities(6)	110	—	110	—
Other(7)	7	—	7	—
Total assets at fair value by fair value levels	$847	$178	$669	$—
Accruals and payables—net	(1)
Total assets	$846

	United Kingdom
	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash funds(8)	$22	$5	$17	$—
Pooled equity funds(9)	118	—	118	—
Pooled diversified funds(10)	55	—	55	—
Debt funds
Pooled U.K. government fixed and index-linked securities funds(11)	73	—	73	—
Pooled global debt funds(12)	88	—	88	—
Pooled liability-driven investment funds (13)	83	—	83	—
Total assets at fair value by fair value levels	$439	$5	$434	$—
Funds measured at NAV as a practical expedient(14)	52
Total assets	$491

CF INDUSTRIES HOLDINGS, INC.

	North America
	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$21	$1	$20	$—
Equity mutual funds
Index equity(2)	137	137	—	—
Pooled equity(3)	35	—	35	—
Fixed income
U.S. Treasury bonds and notes(4)	25	25	—	—
Corporate bonds and notes(5)	472	—	472	—
Government and agency securities(6)	93	—	93	—
Other(7)	8	—	8	—
Total assets at fair value by fair value levels	$791	$163	$628	$—
Accruals and payables—net	(1)
Total assets	$790

	United Kingdom
	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$4	$4	$—	$—
Pooled target return funds(15)	220	—	220	—
Fixed income
Pooled U.K. government index-linked securities funds(16)	32	—	32	—
Pooled global fixed income funds(17)	33	—	33	—
Pooled liability-driven investment funds (13)	84	—	84	—
Total assets at fair value by fair value levels	$373	$4	$369	$—
Pooled property funds measured at NAV as a practical expedient(14)	45
Total assets	$418
_______________________________________________________________________________
(1)Cash and cash equivalents are primarily repurchase agreements and short-term money market funds.
(2)The index equity funds are mutual funds that utilize a passively managed investment approach designed to track specific equity indices. They are valued at quoted market prices in an active market, which represent the net asset values of the shares held by the plan.
(3)The equity pooled mutual funds consist of pooled funds that invest in common stock and other equity securities that are traded on U.S., Canadian, and foreign markets.
(4)U.S. Treasury bonds and notes are valued based on quoted market prices in an active market.
(5)Corporate bonds and notes, including private placement securities, are valued by institutional bond pricing services, which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models.
(6)Government and agency securities consist of U.S. municipal bonds and Canadian provincial bonds that are valued by institutional bond pricing services, which gather information on current trading activity, market movements, trends, and specific data on specialty issues.

CF INDUSTRIES HOLDINGS, INC.

(7)Other includes primarily mortgage-backed and asset-backed securities, which are valued by institutional pricing services, which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models.
(8)Cash and cash funds include a cash fund that holds primarily short-dated term money market securities.
(9)Pooled equity funds invest in a broad array of global equity, equity-related securities, a range of diversifiers and may use derivatives for efficient portfolio management. The funds are valued at net asset value (NAV) as determined by the fund managers based on the value of the underlying net assets of the fund.
(10)Pooled diversified funds invest in broad array of asset classes and a range of diversifiers including the use of derivatives. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(11)Pooled U.K. government fixed and index-linked securities funds invest primarily in Sterling denominated fixed income and inflation-linked fixed income securities issued or guaranteed by the U.K. government and may use derivatives for efficient portfolio management. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(12)Pooled global debt funds invest in a broad array of debt securities from corporate and government bonds to emerging markets and high-yield fixed and floating rate securities of varying maturities. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(13)Pooled liability-driven investment funds invest primarily in gilt repurchase agreements, physical United Kingdom government gilts, and derivatives to provide exposure to interest rates, thus hedging this element of risk associated with pension liabilities. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(14)Funds measured at NAV as a practical expedient in 2020 include two funds of funds with return strategies with exposure to varying asset classes and credit strategies, as well as alternative investment strategies not precluding multi-asset credit strategies, global macro strategies, commodities, fixed income, equities and currency, and in 2020 and 2019, pooled property funds that invest primarily in freehold and leasehold property in the United Kingdom. The funds are valued using NAV as determined by the fund managers based on the value of the underlying assets of the fund.
(15)Pooled target return funds invest in a broad array of asset classes and a range of diversifiers including the use of derivatives. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(16)Pooled U.K. government index-linked securities funds invest primarily in United Kingdom government index-linked gilt securities. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(17)Pooled global fixed income funds invest primarily in government bonds, investment grade corporate bonds, high yield and emerging market bonds and can make use of derivatives. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.

We have defined contribution plans covering substantially all employees in North America and the United Kingdom. Depending on the specific provisions of each plan, qualified employees receive company contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. In 2020, 2019, and 2018, we recognized expense related to our contributions to the defined contribution plans of $22 million, $20 million, and $18 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other liabilities in our consolidated balance sheets for these plans were $4 million and $16 million, respectively, as of December 31, 2020, and $2 million and $16 million, respectively, as of December 31, 2019. We recognized expense for these plans of $2 million, $1 million, and $1 million in 2020, 2019, and 2018, respectively.

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
As of December 31, 2020, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2020 or 2019, and there were no borrowings outstanding under the Prior Credit Agreement or the Revolving Credit Agreement during 2019. In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets caused by the COVID-19 pandemic, which we repaid in April 2020. Maximum borrowings under the Revolving Credit Agreement during the year ended December 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the year ended December 31, 2020 was 2.05%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of December 31, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $250 million (reflecting an increase of $105 million in December 2020). As of December 31, 2020, approximately $125 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2020 and 2019 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	December 31, 2020		December 31, 2019
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$747
5.150% due March 2034	5.279%	750	741	750	740
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	250	249	250	248
4.500% due December 2026	4.759%	750	740	750	739
Total long-term debt		$4,000	$3,961	$4,000	$3,957
Less: Current maturities of long-term debt		250	249	—	—
Long-term debt, net of current maturities		$3,750	$3,712	$4,000	$3,957
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million and $10 million as of December 31, 2020 and 2019, respectively, and total deferred debt issuance costs were $30 million and $33 million as of December 31, 2020 and 2019, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

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
On February 17, 2021, we announced that CF Industries elected to redeem in full the entire outstanding $250 million principal amount of the 2021 Notes on March 20, 2021, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. See Note 25—Subsequent Events for additional information.
Interest on the Public Senior Notes and the Senior Secured Notes is payable semiannually, and the Public Senior Notes and Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
13. Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Interest on borrowings(1)	$185	$223	$228
Fees on financing agreements(1)	8	13	13
Interest on tax liabilities(2)	(14)	3	1
Interest capitalized	—	(2)	(1)
Interest expense	$179	$237	$241
_______________________________________________________________________________
(1)See Note 12—Financing Agreements for additional information.
(2)Interest on tax liabilities for the year ended December 31, 2020 includes a reduction in interest accrued on the reserve for unrecognized tax benefits.
14.   Other Operating—Net
Details of other operating—net are as follows:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Insurance proceeds(1)	$(37)	$(37)	$(10)
Loss (gain) on disposal of property, plant and equipment—net(2)	15	(40)	6
Loss (gain) on foreign currency transactions(3)	5	(1)	(5)
Loss on embedded derivative(4)	3	4	1
Other	(3)	1	(19)
Other operating—net	$(17)	$(73)	$(27)
___________________________________________________________________________
(1)Insurance proceeds in 2020 and 2019 relate to property and business interruption insurance claims at one of our nitrogen complexes.
(2)Loss (gain) on disposal of property, plant and equipment—net in 2020 includes $9 million of engineering costs written off upon the cancellation of a project at one of our nitrogen complexes. In 2019, includes the gain on sale of our Pine Bend facility of $45 million. See Note 6—Property, Plant and Equipment—Net for additional information on the sale of our Pine Bend facility.
(3)Loss (gain) on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
(4)Loss on embedded derivative consists of unrealized and realized losses related to a provision of our strategic venture with CHS. See Note 9—Fair Value Measurements for additional information.

CF INDUSTRIES HOLDINGS, INC.

15.   Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we may use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of December 31, 2020, we had natural gas fixed price swaps and basis swaps covering certain periods through March 2022.
As of December 31, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus. As of December 31, 2019, we had open natural gas derivative contracts for 41.1 million MMBtus of natural gas fixed price swaps, basis swaps and options. For the year ended December 31, 2020, we used derivatives to cover approximately 19% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2020	2019	2018
		(in millions)
Natural gas derivatives
Unrealized net gains (losses)	Cost of sales	$6	$(14)	$13
Realized net (losses) gains	Cost of sales	(13)	4	(2)
Net derivative (losses) gains		$(7)	$(10)	$11
The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2020 and 2019, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2020	2019		2020	2019
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$1	$—	Other current liabilities	$(7)	$(12)
The counterparties to our derivative contracts are multinational commercial banks, major financial institutions and large energy companies. Our derivative contracts are executed with several counterparties under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:
•Settlement netting generally allows us and our counterparties to net, into a single net payable or receivable, ordinary settlement obligations arising between us under the ISDA agreement on the same day, in the same currency, for the same types of derivative instruments, and through the same pairing of offices.
•Close-out netting rights are provided in the event of a default or other termination event (as defined in the ISDA agreements), including bankruptcy. Depending on the cause of early termination, the non-defaulting party may elect to terminate all or some transactions outstanding under the ISDA agreement. The values of all terminated transactions and certain other payments under the ISDA agreement are netted, resulting in a single net close-out amount payable to or by the non-defaulting party.
•Setoff rights are provided by certain of our ISDA agreements and generally allow a non-defaulting party to elect to set off, against the final net close-out payment, other matured and contingent amounts payable between us and our

CF INDUSTRIES HOLDINGS, INC.

counterparties under the ISDA agreement or otherwise. Typically, these setoff rights arise upon the early termination of all transactions outstanding under an ISDA agreement following a default or specified termination event.
Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of December 31, 2020 and 2019, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $6 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that may need to be posted or assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2020 and 2019, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2020 and 2019:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2020
Total derivative assets	$1	$—	$—	$1
Total derivative liabilities	(7)	—	—	(7)
Net derivative liabilities	$(6)	$—	$—	$(6)
December 31, 2019
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(12)	—	—	(12)
Net derivative liabilities	$(12)	$—	$—	$(12)
_______________________________________________________________________________
(1)We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.
We do not believe the contractually allowed netting, close-out netting or setoff of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

CF INDUSTRIES HOLDINGS, INC.

16.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2020	2019
	(in millions)
Trade	$256	$229
Other	9	13
Accounts receivable—net	$265	$242
Inventories
Inventories consist of the following:

	December 31,
	2020	2019
	(in millions)
Finished goods	$246	$311
Raw materials, spare parts and supplies	41	40
Total inventories	$287	$351
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2020	2019
	(in millions)
Accounts payable	$85	$78
Accrued natural gas costs	106	88
Payroll and employee-related costs	68	81
Accrued interest	32	32
Other	133	158
Total accounts payable and accrued expenses	$424	$437
Payroll and employee-related costs include accrued salaries and wages, vacation, benefits, incentive plans and payroll taxes.
Accrued interest includes interest payable on our outstanding senior notes. See Note 12—Financing Agreements and Note 13—Interest Expense for additional information.
Other includes accrued utilities, property and other taxes, sales incentives and other credits, accrued litigation settlement costs, accrued maintenance and professional services.
Other Current Liabilities
As of December 31, 2020, other current liabilities of $15 million primarily includes $7 million of unrealized loss on natural gas derivatives and $5 million representing the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS. As of December 31, 2019, other current liabilities of $18 million primarily includes $12 million of unrealized loss on natural gas derivatives and $5 million representing the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS.
See Note 9—Fair Value Measurements, Note 15—Derivative Financial Instruments and Note 17—Noncontrolling Interests for additional information.

CF INDUSTRIES HOLDINGS, INC.

Other Liabilities
Other liabilities consist of the following:

	December 31,
	2020	2019
	(in millions)
Benefit plans and deferred compensation	$256	$298
Tax-related liabilities	155	147
Unrealized loss on embedded derivative	13	15
Other	20	14
Other liabilities	$444	$474
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

	Year ended December 31,
	2020	2019	2018
	CFN	CFN	CFN	TNCLP	Total
		(in millions)
Noncontrolling interests:
Balance as of January 1	$2,740	$2,773	$2,772	$333	$3,105
Earnings attributable to noncontrolling interests	115	153	130	8	138
Declaration of distributions payable	(174)	(186)	(129)	(10)	(139)
Purchase of TNCLP Public Units	—	—	—	(331)	(331)
Balance as of December 31	$2,681	$2,740	$2,773	$—	$2,773
Distributions payable to noncontrolling interests:
Balance as of January 1	$—	$—	$—	$—	$—
Declaration of distributions payable	174	186	129	10	139
Distributions to noncontrolling interests	(174)	(186)	(129)	(10)	(139)
Balance as of December 31	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

CF Industries Nitrogen, LLC (CFN)
We have a strategic venture with CHS under which CHS owns an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.
On January 31, 2021, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2020 in accordance with CFN’s limited liability company agreement. On February 1, 2021, CFN distributed $64 million to CHS for the distribution period ended December 31, 2020.
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
Prior to April 2, 2018, TNCLP was a master limited partnership that owned a nitrogen manufacturing facility in Verdigris, Oklahoma. We owned approximately 75.3% of TNCLP through general and limited partnership interests and outside investors owned the remaining approximately 24.7% of the limited partnership interests. For financial reporting purposes, the assets, liabilities and earnings of the partnership were consolidated into our financial statements. The outside investors’ limited partnership interests in TNCLP were recorded in noncontrolling interests in our consolidated financial statements. The noncontrolling interest represented the noncontrolling unitholders’ interest (prior to the Purchase) in the earnings and equity of TNCLP. Affiliates of CF Industries were required to purchase all of TNCLP’s nitrogen products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). In 2019, we repurchased approximately 7.6 million shares under the 2019 Share Repurchase Program for $337 million. In 2020, we repurchased approximately 2.6 million shares under the 2019 Share Repurchase Program for $100 million.
In 2019, we retired 18.6 million shares of repurchased stock. The retired shares were returned to the status of authorized but unissued shares. As part of the retirements, we reduced our treasury stock, paid-in capital and retained earnings balances for 2019 by $843 million, $110 million and $733 million, respectively. We held no shares in treasury of repurchased stock as of December 31, 2019.
In 2020, we retired 2.8 million shares of repurchased stock. The retired shares were returned to the status of authorized but unissued shares. As part of the retirements, we reduced our treasury stock, paid-in capital and retained earnings balances for 2020 by $107 million, $17 million and $90 million, respectively. As of December 31, 2020, we held 102,843 shares in treasury of repurchased stock.
Changes in common shares outstanding are as follows:

	Year ended December 31,
	2020	2019	2018
Beginning balance	216,023,826	222,818,495	233,287,089
Exercise of stock options	321,465	629,186	462,647
Issuance of restricted stock(1)	552,362	267,165	68,803
Purchase of treasury shares(2)	(2,942,795)	(7,691,020)	(11,000,044)
Ending balance	213,954,858	216,023,826	222,818,495
_______________________________________________________________________________
(1)Includes shares issued from treasury.
(2)Includes shares withheld to pay employee tax obligations upon the vesting of restricted stock or the exercise of stock options.
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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU 2016-01(1)	—	(1)	—	—	(1)
Adoption of ASU 2018-02(2)	—	—	1	(11)	(10)
Gain arising during the period	—	—	—	3	3
Reclassification to earnings(3)	—	—	—	2	2
Effect of exchange rate changes and deferred taxes	(105)	—	—	3	(102)
Balance as of December 31, 2018	(250)	—	5	(126)	(371)
Loss arising during the period	—	—	—	(62)	(62)
Reclassification to earnings(3)	—	—	—	(2)	(2)
Effect of exchange rate changes and deferred taxes	62	—	—	7	69
Balance as of December 31, 2019	(188)	—	5	(183)	(366)
Gain arising during the period	—	—	—	1	1
Reclassification to earnings(3)	—	—	(1)	6	5
Effect of exchange rate changes and deferred taxes	44	—	—	(4)	40
Balance as of December 31, 2020	$(144)	$—	$4	$(180)	$(320)
_______________________________________________________________________________
(1)     On January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or losses of equity instruments measured at fair value to be recognized in net earnings. Our adoption of this ASU resulted in an increase to opening retained earnings of $1 million representing the cumulative effect of unrealized gains from equity securities from accumulated other comprehensive loss.
(2)     In the fourth quarter of 2018, we adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allowed a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of our adoption of this ASU, we reclassified $10 million of stranded tax effects previously recognized in accumulated other comprehensive loss to retained earnings during the fourth quarter of 2018.
(3)     Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations were not material.

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
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the 2014 Equity and Incentive Plan is the sum of (i) 13.9 million and (ii) the number of shares subject to outstanding awards under our predecessor plans to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the 2014 Equity and Incentive Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the 2014 Equity and Incentive Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the 2014 Equity and Incentive Plan. As of December 31, 2020, we had 6.0 million shares available for future awards under the 2014 Equity and Incentive Plan. The 2014 Equity and Incentive Plan provides that no more than 5.0 million shares underlying awards of stock options and stock appreciation rights may be granted to a participant in any one calendar year.
Restricted Stock Awards, Restricted Stock Units and Performance Restricted Stock Units
The fair value of a restricted stock award (RSA) or a restricted stock unit (RSU) is equal to the number of shares subject to the award multiplied by the closing market price of our common stock on the date of grant. We estimated the fair value of each performance restricted stock unit (PSU) on the date of grant using a Monte Carlo simulation. Generally, RSUs vest in three equal annual installments following the date of grant. PSUs are granted to key employees and generally vest three years from the date of grant subject to the attainment of applicable performance goals during the performance period. The RSAs awarded to non-management members of the Board vest the earlier of one year from the date of the grant or the date of the next annual stockholder meeting. During the vesting period, the holders of the RSAs are entitled to dividends and voting rights. During the vesting period, the holders of the RSUs are paid dividend equivalents in cash to the extent we pay cash dividends. PSUs accrue dividend equivalents to the extent we pay cash dividends on our common stock during the performance and vesting periods. Upon vesting of the PSUs, holders are paid the cash equivalent of the dividends paid during the performance and vesting periods based on the shares of common stock, if any, delivered in settlement of PSUs. Holders of RSUs and PSUs are not entitled to voting rights unless and until the awards have vested.
A summary of restricted stock activity during the year ended December 31, 2020 is presented below.

	Restricted Stock Awards		Restricted Stock Units		Performance Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of December 31, 2019	36,567	$41.84	693,960	$40.14	304,834	$44.42
Granted	50,895	27.51	316,154	45.23	210,869	47.93
Restrictions lapsed (vested)(1)	(36,567)	41.84	(372,855)	38.36	(58,460)	48.68
Forfeited	—	—	(23,165)	44.13	(11,745)	45.97
Outstanding as of December 31, 2020	50,895	27.51	614,094	43.70	445,498	45.72
_______________________________________________________________________________
(1)For performance restricted stock units, the shares represent the performance restricted stock units granted in 2017, for which the three-year performance period ended December 31, 2019.
The 2020, 2019 and 2018 weighted-average grant date fair value for RSAs was $27.51, $41.84, and $40.40, for RSUs was $45.23, $41.94, and $43.09, and for PSUs was $47.93, $43.09, and $44.59, respectively.

CF INDUSTRIES HOLDINGS, INC.

The actual tax benefit realized from restricted stock vested in each of the years ended December 31, 2020, 2019 and 2018 was $5 million, $3 million and $1 million, respectively. The fair value of restricted stock vested was $22 million, $11 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
A summary of stock option activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	5,059,892	$39.88
Exercised	(321,465)	25.95
Forfeited	(6,527)	30.95
Expired	(162,859)	52.86
Outstanding as of December 31, 2020	4,569,041	40.41
Exercisable as of December 31, 2020	4,569,041	40.41

	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of December 31, 2020	4.2	$15
Exercisable as of December 31, 2020	4.2	$15
_____________________________________________________________________________
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $38.71 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.
Selected amounts pertaining to stock option exercises are as follows:

	2020	2019	2018
	(in millions)
Cash received from stock option exercises	$8	$18	$12
Actual tax benefit realized from stock option exercises	$1	$3	$2
Pre-tax intrinsic value of stock options exercised	$4	$12	$10
Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Stock-based compensation expense	$26	$28	$21
Income tax benefit	(6)	(6)	(4)
Stock-based compensation expense, net of income taxes	$20	$22	$17
As of December 31, 2020, pre-tax unrecognized compensation cost was $14 million for RSAs and RSUs, which will be recognized over a weighted-average period of 1.7 years, and $7 million for PSUs, which will be recognized over a weighted-average period of 1.3 years.

CF INDUSTRIES HOLDINGS, INC.

Excess tax benefits realized from the vesting of restricted stock or stock option exercises are recognized as an income tax benefit in our consolidated statements of operations and are required to be reported as an operating cash inflow rather than a reduction of taxes paid. The excess tax benefits realized in 2020, 2019 and 2018 were $3 million, $7 million, and $6 million, respectively.
20.   Contingencies
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over three hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be set for trial after the Court resumes scheduling civil jury trials currently on hold because of the coronavirus disease 2019 (COVID-19) pandemic. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for 2020, 2019 and 2018 are presented in the table below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Year ended December 31, 2020
Net sales	$1,020	$1,248	$1,063	$455	$338	$4,124
Cost of sales	850	847	949	390	287	3,323
Gross margin	$170	$401	$114	$65	$51	801
Total other operating costs and expenses						189
Equity in earnings of operating affiliate						11
Operating earnings						$623
Year ended December 31, 2019
Net sales	$1,113	$1,342	$1,270	$506	$359	$4,590
Cost of sales	878	861	981	399	297	3,416
Gross margin	$235	$481	$289	$107	$62	1,174
Total other operating costs and expenses						166
Equity in loss of operating affiliate						(5)
Operating earnings						$1,003
Year ended December 31, 2018
Net sales	$1,028	$1,322	$1,234	$460	$385	$4,429
Cost of sales	867	889	1,007	414	335	3,512
Gross margin	$161	$433	$227	$46	$50	917
Total other operating costs and expenses						187
Equity in earnings of operating affiliate						36
Operating earnings						$766
_______________________________________________________________________________
(1)The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

Depreciation and amortization by segment for 2020, 2019 and 2018 is as follows:

	Ammonia	Granular Urea	UAN	AN	Other	Corporate	Consolidated
	(in millions)
Depreciation and amortization
Year ended December 31, 2020	$176	$270	$256	$100	$68	$22	$892
Year ended December 31, 2019	167	264	251	88	72	33	875
Year ended December 31, 2018	155	276	270	85	67	35	888

CF INDUSTRIES HOLDINGS, INC.

Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Sales by geographic region (based on destination of shipments):
United States	$3,036	$3,387	$3,160
Foreign:
Canada	397	410	379
North America, excluding U.S. and Canada	54	53	81
United Kingdom	332	413	425
Other foreign	305	327	384
Total foreign	1,088	1,203	1,269
Consolidated	$4,124	$4,590	$4,429

	December 31,
	2020	2019	2018
	(in millions)
Property, plant and equipment—net by geographic region:
United States	$6,527	$6,991	$7,426
Foreign:
Canada	525	558	544
United Kingdom	580	621	653
Total foreign	1,105	1,179	1,197
Consolidated	$7,632	$8,170	$8,623
Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. In 2020, 2019 and 2018, CHS accounted for approximately 13%, 15% and 14% of our consolidated net sales, respectively. See Note 17—Noncontrolling Interests for additional information.
22.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$184	$228	$227
Income taxes—net of refunds	111	(41)	7

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	$1	$(6)	$2
Change in accrued share repurchases	—	(33)	33

CF INDUSTRIES HOLDINGS, INC.

23.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds and/or waste storage areas. The most recent estimate of the aggregate cost of these AROs expressed in 2020 dollars is approximately $115 million. We have not recorded a liability for these conditional AROs as of December 31, 2020 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
24.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge tow charter commitments range from one to six years. Our rail car leases and barge tow charters commonly contain provisions for automatic renewal that can extend the lease term unless canceled by either party. We also have operating leases for terminal and warehouse storage for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain provisions for automatic renewal thereafter unless canceled by either party. The renewal provisions for our rail car leases, barge tow charters and terminal and warehouse storage agreements are not reasonably certain to be exercised.
The components of lease costs were as follows:

	Year ended December 31,
	2020	2019
	(in millions)
Operating lease cost	$107	$95
Short-term lease cost	17	26
Variable lease cost	6	4
Total lease cost	$130	$125
Total rent expense for cancelable and noncancelable operating leases was $121 million for 2018, which was recorded under the previous lease accounting standard, ASC 840.
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2020	2019
	(in millions)
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$105	$93
Right-of-use (ROU) assets obtained in exchange for operating lease obligations	80	73

CF INDUSTRIES HOLDINGS, INC.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
	(in millions)
Operating lease ROU assets	$259	$280

Current operating lease liabilities	$88	$90
Operating lease liabilities	174	193
Total operating lease liabilities	$262	$283

	December 31,
	2020	2019
Operating leases
Weighted-average remaining lease term	4 years	5 years
Weighted-average discount rate(1)	4.7%	4.9%
_______________________________________________________________________________
(1)Upon adoption of the new lease accounting standard, discount rates used for existing leases were established at January 1, 2019.
The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2020.

Operating lease payments
(in millions)
2021	$90
2022	68
2023	47
2024	39
2025	22
Thereafter	24
Total lease payments	290
Less: imputed interest	(28)
Present value of lease liabilities	262
Less: Current operating lease liabilities	(88)
Operating lease liabilities	$174
As of December 31, 2020, we have entered into additional leases that had not yet commenced and therefore have been excluded from total operating lease liabilities as of that date. These leases will commence in fiscal year 2021 with future minimum payments of $6 million and lease terms of five years.

CF INDUSTRIES HOLDINGS, INC.

25.   Subsequent Events
On February 17, 2021, we announced that our wholly owned subsidiary CF Industries, Inc. elected to redeem in full the entire outstanding $250 million principal amount of the 2021 Notes on March 20, 2021, in accordance with the optional redemption provisions provided in the indenture governing the 2021 Notes. Based on market interest rates on February 12, 2021, we estimate that the total amount for the redemption of the 2021 Notes will be approximately $258 million, including accrued interest. See Note 12—Financing Agreements for additional information.
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather. Certain natural gas suppliers declared force majeure events due to natural gas well freeze offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. At certain of our manufacturing locations, we were asked to reduce our natural gas consumption and therefore these plants either operated at reduced rates or temporarily suspended operations. We returned excess natural gas to our suppliers and received prevailing market prices, which were in excess of our cost. During this period of time, we have experienced lower production, but have procured product in order to meet customer obligations. Higher maintenance and repair activity may be necessary as the plants are restarted. At the present time, we do not know the net positive or negative impact of these events on our operations; however, we do not expect it to result in a material impact to our business.

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
(b) Management’s Report on Internal Control over Financial Reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2020. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CF Industries Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2021

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
ITEM 11.    EXECUTIVE COMPENSATION.
During the last completed fiscal year, Stephen J. Hagge, Javed Ahmed, John D. Johnson, Anne P. Noonan, Michael J. Toelle and Celso L. White served as the members of the Compensation and Management Development Committee of the Board.
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
Equity Compensation Plan Information as of December 31, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	6,741,928	$40.41	6,028,074
Equity compensation plans not approved by security holders	—	—	—
Total	6,741,928	$40.41	6,028,074
_______________________________________________________________________________
(1)Includes 4,569,041 shares issuable pursuant to outstanding nonqualified stock options, 614,094 shares issuable pursuant to restricted stock units (RSUs) and 1,558,793 shares issuable pursuant to performance restricted stock units (PSUs) under our 2014 Equity and Incentive Plan and our 2009 Equity Incentive Plan. PSUs are subject to attainment of the applicable performance goals during the three-year performance period and are reflected at their maximum potential payout. The PSUs shown in the table above reflect the full amount awarded to plan participants in 2018, 2019 and 2020. The three-year performance periods for the PSUs awarded in 2018, 2019 and 2020 are in each case composed of three one-year periods with performance goals set annually. Because accounting rules require performance goals to be set before a PSU is determined for accounting purposes to have been granted, the number of PSUs reported as

CF INDUSTRIES HOLDINGS, INC.

outstanding as of December 31, 2020 in “Note 19—Stock-based Compensation” reflects all of the 2018 PSUs awarded, but only two-thirds of the 2019 PSUs awarded and one-third of the 2020 PSUs awarded.
(2)RSUs and PSUs are not reflected in the weighted exercise price as these awards do not have an exercise price.
(3)Under the 2014 Equity and Incentive Plan, the number of shares available for issuance will be reduced (i) by one share for each share issued pursuant to options and stock appreciation rights and (ii) by 1.61 shares for each share of stock issued pursuant to RSUs and PSUs.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information appearing in the Proxy Statement under the headings “Proposal 4: Ratification of Selection of Independent Auditor for 2021—Audit and Non-Audit Fees” and “Proposal 4: Ratification of Selection of Independent Auditor for 2021—Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)Documents filed as part of this report:

(1)	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:
	Report of Independent Registered Public Accounting Firm	60
	Consolidated Statements of Operations	62
	Consolidated Statements of Comprehensive Income	63
	Consolidated Balance Sheets	64
	Consolidated Statements of Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	67
Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(2)	Exhibits

A list of exhibits filed with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 116 of this report.
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

2.4
Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of December 18, 2015, by and between CF Industries Sales, LLC and CHS Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)*,**

2.5
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
4.24
First Supplemental Indenture, dated as of March 29, 2018, relating to the 2026 Notes Indenture (incorporated by reference to Exhibit 4.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, File No. 001-32597)

4.25
Second Supplemental Indenture, dated as of March 22, 2019, relating to the 2026 Notes Indenture (incorporated by reference to Exhibit 4.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019, File No. 001-32597)

4.26
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the other Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as collateral agent under the indenture relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.27
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as collateral agent under the indenture relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.28
First Lien/First Lien Intercreditor Agreement, dated as of November 21, 2016, among Morgan Stanley Senior Funding, Inc., as authorized representative of the Credit Agreement Secured Parties, Wells Fargo Bank, National Association, as collateral agent in connection with CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 and 4.500% Senior Secured Notes due 2026 and each additional Authorized Representative from time to time party thereto for the Other First-Priority Secured Parties of the Series with respect to which it is acting in such capacity (incorporated by reference to Exhibit 4.5 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

10.1
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)***

10.2
Change in Control Severance Agreement, effective as of September 1, 2009, amended as of October 20, 2010, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Christopher D. Bohn (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)***

10.3
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)***

10.4
Change in Control Severance Agreement, effective as of November 19, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)***

10.5
Change in Control Severance Agreement, effective as of October 9, 2017, by and between CF Industries Holdings, Inc. and Susan L. Menzel (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017, File No. 001-32597)***

10.6
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)***

10.7
Change in Control Severance Agreement, effective as of February 2, 2012, and amended and restated as of September 1, 2019, by and between CF Industries Holdings, Inc. and Ashraf K. Malik (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2019, File No. 001-32597)***

10.8
Change in Control Severance Agreement, effective as of February 27, 2020, by and between CF Industries Holdings, Inc. and Linda M. Dempsey (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020, File No. 001-32597)***

10.9
Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 24, 2015, File No. 001-32597)***

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
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

10.12
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.13
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

10.23
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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
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

10.30
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, File No. 001-32597)***

10.31
Form of Equity Award Amendment Letter Agreement, dated as of July 21, 2016 (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)***

10.32
CF Industries Holdings, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2018, File No. 001-32597)***

10.33
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

10.34
Amended and Restated Pledge and Security Agreement, dated as of December 5, 2019, among CF Industries Holdings, Inc., CF Industries, Inc., the other Grantors (as defined therein) party thereto and Citibank, N.A., as administrative agent

10.35
Second Amended and Restated Guaranty Agreement, dated as of December 5, 2019, by and among CF Industries Holdings, Inc., CF Industries, Inc. and the other Guarantors (as defined therein) party thereto in favor of Citibank, N.A., as administrative agent

10.36
Amended and Restated Nitrogen Fertilizer Purchase Agreement, dated December 18, 2015, by and between CF Industries Nitrogen, LLC and CHS Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)**

21	Subsidiaries of the registrant

23	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from CF Industries Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (included in Exhibit 101)
_______________________________________________________________________________
*    Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.
Date:	February 24, 2021	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2021
W. Anthony Will

/s/ CHRISTOPHER D. BOHN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Christopher D. Bohn

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 24, 2021
Richard A. Hoker

/s/ STEPHEN A. FURBACHER	Chairman of the Board	February 24, 2021
Stephen A. Furbacher

/s/ JAVED AHMED	Director	February 24, 2021
Javed Ahmed

/s/ ROBERT C. ARZBAECHER	Director	February 24, 2021
Robert C. Arzbaecher

/s/ WILLIAM DAVISSON	Director	February 24, 2021
William Davisson

/s/ JOHN W. EAVES	Director	February 24, 2021
John W. Eaves

/s/ STEPHEN J. HAGGE	Director	February 24, 2021
Stephen J. Hagge

/s/ ANNE P. NOONAN	Director	February 24, 2021
Anne P. Noonan

/s/ MICHAEL J. TOELLE	Director	February 24, 2021
Michael J. Toelle

/s/ THERESA E. WAGLER	Director	February 24, 2021
Theresa E. Wagler

/s/ CELSO L. WHITE	Director	February 24, 2021
Celso L. White