Form 10-Q
period 2021-03-31
CF Industries Holdings, Inc.
filed 2021-05-06
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
214,514,904 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 3, 2021.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in millions, except per share amounts)
Net sales	$1,048	$971
Cost of sales	759	767
Gross margin	289	204
Selling, general and administrative expenses	55	54
Other operating—net	(2)	6
Total other operating costs and expenses	53	60
Equity in earnings of operating affiliate	11	3
Operating earnings	247	147
Interest expense	48	44
Interest income	—	(1)
Loss on debt extinguishment	6	—
Earnings before income taxes	193	104
Income tax provision	18	13
Net earnings	175	91
Less: Net earnings attributable to noncontrolling interest	24	23
Net earnings attributable to common stockholders	$151	$68
Net earnings per share attributable to common stockholders:
Basic	$0.70	$0.31
Diluted	$0.70	$0.31
Weighted-average common shares outstanding:
Basic	214.9	216.0
Diluted	216.0	216.6
Dividends declared per common share	$0.30	$0.30
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in millions)
Net earnings	$175	$91
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	14	(83)
Defined benefit plans—net of taxes	1	9
	15	(74)
Comprehensive income	190	17
Less: Comprehensive income attributable to noncontrolling interest	24	23
Comprehensive income (loss) attributable to common stockholders	$166	$(6)
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	December 31, 2020
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$804	$683
Accounts receivable—net	271	265
Inventories	379	287
Prepaid income taxes	11	97
Other current assets	24	35
Total current assets	1,489	1,367
Property, plant and equipment—net	7,492	7,632
Investment in affiliate	91	80
Goodwill	2,377	2,374
Operating lease right-of-use assets	249	259
Other assets	313	311
Total assets	$12,011	$12,023
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$451	$424
Income taxes payable	5	—
Customer advances	341	130
Current operating lease liabilities	88	88
Current maturities of long-term debt	—	249
Other current liabilities	6	15
Total current liabilities	891	906
Long-term debt, net of current maturities	3,713	3,712
Deferred income taxes	1,175	1,184
Operating lease liabilities	166	174
Other liabilities	396	444
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2021—214,842,250 shares issued and 2020—214,057,701 shares issued	2	2
Paid-in capital	1,333	1,317
Retained earnings	2,013	1,927
Treasury stock—at cost, 2021—340,446 shares and 2020—102,843 shares	(14)	(4)
Accumulated other comprehensive loss	(305)	(320)
Total stockholders’ equity	3,029	2,922
Noncontrolling interest	2,641	2,681
Total equity	5,670	5,603
Total liabilities and equity	$12,011	$12,023
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2020	$2	$(4)	$1,317	$1,927	$(320)	$2,922	$2,681	$5,603
Net earnings	—	—	—	151	—	151	24	175
Other comprehensive income	—	—	—	—	15	15	—	15
Acquisition of treasury stock under employee stock plans	—	(10)	—	—	—	(10)	—	(10)
Issuance of $0.01 par value common stock under employee stock plans	—	—	8	—	—	8	—	8
Stock-based compensation expense	—	—	8	—	—	8	—	8
Cash dividends ($0.30 per share)	—	—	—	(65)	—	(65)	—	(65)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(64)	(64)
Balance as of March 31, 2021	$2	$(14)	$1,333	$2,013	$(305)	$3,029	$2,641	$5,670

Balance as of December 31, 2019	$2	$—	$1,303	$1,958	$(366)	$2,897	$2,740	$5,637
Net earnings	—	—	—	68	—	68	23	91
Other comprehensive loss	—	—	—	—	(74)	(74)	—	(74)
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Acquisition of treasury stock under employee stock plans	—	(8)	—	—	—	(8)	—	(8)
Issuance of $0.01 par value common stock under employee stock plans	—	—	3	—	—	3	—	3
Stock-based compensation expense	—	—	7	—	—	7	—	7
Cash dividends ($0.30 per share)	—	—	—	(65)	—	(65)	—	(65)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(88)	(88)
Balance as of March 31, 2020	$2	$(108)	$1,313	$1,961	$(440)	$2,728	$2,675	$5,403
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Net earnings	$175	$91
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	204	211
Deferred income taxes	(12)	(50)
Stock-based compensation expense	8	7
Loss on debt extinguishment	6	—
Unrealized net gain on natural gas derivatives	(6)	(12)
Unrealized gain on embedded derivative	—	(1)
Loss on disposal of property, plant and equipment	1	—
Undistributed earnings of affiliate—net of taxes	(12)	(4)
Changes in:
Accounts receivable—net	(7)	(12)
Inventories	(88)	(29)
Accrued and prepaid income taxes	78	10
Accounts payable and accrued expenses	36	(47)
Customer advances	211	120
Other—net	(16)	8
Net cash provided by operating activities	578	292
Investing Activities:
Additions to property, plant and equipment	(71)	(67)
Insurance proceeds for property, plant and equipment	—	2
Net cash used in investing activities	(71)	(65)
Financing Activities:
Proceeds from short-term borrowings	—	500
Payments of long-term borrowings	(255)	—
Dividends paid on common stock	(65)	(65)
Distributions to noncontrolling interest	(64)	(88)
Purchases of treasury stock	—	(100)
Proceeds from issuances of common stock under employee stock plans	7	3
Cash paid for shares withheld for taxes	(10)	(8)
Net cash (used in) provided by financing activities	(387)	242
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Increase in cash and cash equivalents	121	466
Cash and cash equivalents at beginning of period	683	287
Cash and cash equivalents at end of period	$804	$753
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable green and blue hydrogen and nitrogen products for energy, fertilizer, emissions abatement and other industrial activities. Our nine manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2020, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three months ended March 31, 2021 and 2020:

Ammonia	Granular Urea	UAN	AN	Other	Total
(in millions)

Three months ended March 31, 2021
North America	$168	$399	$222	$41	$77	$907
Europe and other	38	—	10	64	29	141
Total revenue	$206	$399	$232	$105	$106	$1,048
Three months ended March 31, 2020
North America	$154	$331	$230	$46	$59	$820
Europe and other	39	6	5	70	31	151
Total revenue	$193	$337	$235	$116	$90	$971

As of March 31, 2021 and December 31, 2020, we had $341 million and $130 million, respectively, in customer advances on our consolidated balance sheets. The revenue recognized during the three months ended March 31, 2021 and 2020 that was included in our customer advances at the beginning of each respective period amounted to approximately $85 million and $75 million, respectively.
We offer cash incentives to certain customers that do not provide an option to the customer for additional product. The balances of customer incentives accrued at March 31, 2021 and December 31, 2020 were not material.
From time to time, we will enter the marketplace to purchase product in order to satisfy obligations under contracts with our customers. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 7—Equity Method Investment, we have transactions in the normal course of business with PLNL, reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. During the three months ended March 31, 2021, in addition to products purchased from PLNL, we recognized $32 million of revenue from sales of granular urea, which we purchased in order to satisfy obligations under contracts with our customers due to lower production experienced as a result of Winter Storm Uri. For the three months ended March 31, 2020, other than products purchased from PLNL, products purchased in the marketplace in order to satisfy obligations under contracts with our customers were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of March 31, 2021, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $805 million. We expect to recognize approximately 25% of these performance obligations as revenue in the remainder of 2021, approximately 47% as revenue during 2022 and 2023, approximately 25% as revenue during 2024 and 2025, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under these contracts, in the aggregate, is approximately $187 million as of March 31, 2021. We monitor the ability of our customers to meet their purchase obligations, which could be impacted by the ongoing coronavirus disease 2019 (COVID-19) pandemic. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2020 will be satisfied in 2021.

CF INDUSTRIES HOLDINGS, INC.

3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2021	2020
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$151	$68
Basic earnings per common share:
Weighted-average common shares outstanding	214.9	216.0
Net earnings attributable to common stockholders	$0.70	$0.31
Diluted earnings per common share:
Weighted-average common shares outstanding	214.9	216.0
Dilutive common shares—stock-based awards	1.1	0.6
Diluted weighted-average shares outstanding	216.0	216.6
Net earnings attributable to common stockholders	$0.70	$0.31
Diluted earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 1.2 million and 2.1 million in the three months ended March 31, 2021 and 2020, respectively.

4.   Inventories
Inventories consist of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Finished goods	$338	$246
Raw materials, spare parts and supplies	41	41
Total inventories	$379	$287

CF INDUSTRIES HOLDINGS, INC.

5.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Land	$68	$68
Machinery and equipment	12,597	12,539
Buildings and improvements	898	895
Construction in progress	294	275
Property, plant and equipment(1)	13,857	13,777
Less: Accumulated depreciation and amortization	6,365	6,145
Property, plant and equipment—net	$7,492	$7,632
_______________________________________________________________________________
(1)As of March 31, 2021 and December 31, 2020, we had property, plant and equipment that was accrued but unpaid of approximately $33 million and $43 million, respectively. As of March 31, 2020 and December 31, 2019, we had property, plant and equipment that was accrued but unpaid of approximately $36 million and $42 million, respectively.
Depreciation and amortization related to property, plant and equipment was $200 million and $208 million for the three months ended March 31, 2021 and 2020, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2021	2020
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$226	$246
Additions	10	7
Depreciation	(25)	(25)
Effect of exchange rate changes	—	(5)
Ending balance	$211	$223
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

CF INDUSTRIES HOLDINGS, INC.

6.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2021 and December 31, 2020:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2020	$587	$828	$576	$310	$73	$2,374
Effect of exchange rate changes	1	—	—	2	—	3
Balance as of March 31, 2021	$588	$828	$576	$312	$73	$2,377

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$134	$(55)	$79	$133	$(52)	$81
Trade names	32	(9)	23	32	(9)	23
Total intangible assets	$166	$(64)	$102	$165	$(61)	$104
Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets for each of the three-month periods ended March 31, 2021 and 2020 was $2 million. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2021 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2021	$6
2022	9
2023	9
2024	9
2025	9
2026	9

CF INDUSTRIES HOLDINGS, INC.

7.  Equity Method Investment
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
As of March 31, 2021, the total carrying value of our equity method investment in PLNL was $91 million, $41 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 12 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $26 million and $10 million for the three months ended March 31, 2021 and 2020, respectively.

8.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$69	$—	$—	$69
Cash equivalents:
U.S. and Canadian government obligations	715	—	—	715
Other debt securities	20	—	—	20
Total cash and cash equivalents	$804	$—	$—	$804
Nonqualified employee benefit trusts	17	3	—	20

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$108	$—	$—	$108
Cash equivalents:
U.S. and Canadian government obligations	552	—	—	552
Other debt securities	23	—	—	23
Total cash and cash equivalents	$683	$—	$—	$683
Nonqualified employee benefit trusts	16	3	—	19
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2021 and December 31, 2020 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$735	$735	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Embedded derivative liability	(18)	—	(18)	—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$575	$575	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(7)	—	(7)	—
Embedded derivative liability	(18)	—	(18)	—

Cash Equivalents
As of March 31, 2021 and December 31, 2020, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The fair values of the trust assets are based on daily quoted prices in an active market, which represents the net asset values of the shares held in the trusts, and are included on our consolidated balance sheets in other assets. Debt securities are accounted for as available-for-sale securities, and changes in fair value are reported in other comprehensive income. Changes in the fair value of available-for-sale equity securities in the trust assets are recognized through earnings.
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

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative and is included within other current liabilities and other liabilities. As of both March 31, 2021 and December 31, 2020, the embedded derivative liability was $18 million. Included in other operating—net in our consolidated statement of operations for the three months ended March 31, 2020 is a net gain of $1 million.
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
See Note 13—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities	$3,713	$4,224	$3,961	$4,731
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

CF INDUSTRIES HOLDINGS, INC.

9.   Income Taxes
For the three months ended March 31, 2021, we recorded an income tax provision of $18 million on pre-tax income of $193 million or an effective tax rate of 9.3%, compared to an income tax provision of $13 million on pre-tax income of $104 million, or an effective tax rate of 12.3%, for the three months ended March 31, 2020.
For the three months ended March 31, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits. For the three months ended March 31, 2020, our income tax provision included a $6 million benefit related to the settlement of certain U.S. and foreign income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2021 of 9.3%, which is based on pre-tax income of $193 million, including $24 million attributable to the noncontrolling interest, would be 1.3 percentage points higher if based on pre-tax income exclusive of the $24 million attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2020 of 12.3%, which is based on pre-tax income of $104 million, including $23 million attributable to the noncontrolling interest, would be 3.5 percentage points higher if based on pre-tax income exclusive of the $23 million attributable to the noncontrolling interest. See Note 13—Noncontrolling Interest for additional information.

10.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2021	2020
	(in millions)
Interest on borrowings(1)	$46	$46
Fees on financing agreements(1)	2	2
Interest on tax liabilities(2)	—	(4)
Total interest expense	$48	$44
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
(2)Interest on tax liabilities for the three months ended March 31, 2020 consists of a reduction in interest accrued on the reserve for unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

11.  Financing Agreements
Revolving Credit Agreement
We have a senior secured revolving credit agreement (the Revolving Credit Agreement), which provides for a revolving credit facility of up to $750 million with a maturity of December 5, 2024. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.
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
As of March 31, 2021, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2021 or December 31, 2020, or during the three months ended March 31, 2021. Maximum borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 was 2.05%. Borrowings under the Revolving Credit Agreement as of March 31, 2020 were repaid in full in April 2020.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of March 31, 2021, approximately $220 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2021 and December 31, 2020 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2021		December 31, 2020
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$748
5.150% due March 2034	5.279%	750	741	750	741
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	—	—	250	249
4.500% due December 2026	4.759%	750	741	750	740
Total long-term debt		$3,750	$3,713	$4,000	$3,961
Less: Current maturities of long-term debt		—	—	250	249
Long-term debt, net of current maturities		$3,750	$3,713	$3,750	$3,712
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million as of both March 31, 2021 and December 31, 2020, and total deferred debt issuance costs were $28 million and $30 million as of March 31, 2021 and December 31, 2020, respectively.

CF INDUSTRIES HOLDINGS, INC.

Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings.
Under the terms of the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes are guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The subsidiary guarantors of the 2026 Notes currently consist of CFE, CFS, CF USA and CFIDF.
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes), in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, primarily consisting of a premium paid on the early redemption of the notes.
Interest on the Public Senior Notes and the 2026 Notes is payable semiannually, and the Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

12.   Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we may use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of March 31, 2021, we had natural gas derivative contracts covering certain periods through March 2022.
As of March 31, 2021, our open natural gas derivative contracts consisted of natural gas basis swaps for 0.5 million MMBtus. As of December 31, 2020, we had open natural gas derivative contracts consisting of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus of natural gas. For the three months ended March 31, 2021, we used derivatives to cover approximately 26% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended March 31,
	Location	2021	2020
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$6	$12
Realized net losses on natural gas derivatives	Cost of sales	(3)	(16)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	112	—
Net derivative gains (losses)		$115	$(4)

CF INDUSTRIES HOLDINGS, INC.

Gain on net settlement of natural gas derivatives due to Winter Storm Uri
We also enter into supply agreements to facilitate the availability of natural gas to operate our plants. When we purchase natural gas under these agreements, we intend to take physical delivery for use in our plants. Certain of these supply agreements allow us to fix the price of the deliveries for the following month using an agreed upon first of month price. We utilize the Normal Purchase Normal Sales (NPNS) derivative scope exception for these fixed price contracts and therefore, we do not account for them as derivatives.
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to natural gas well freeze-offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the extreme cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. We no longer qualified for the NPNS derivative scope exception for the natural gas that was net settled with our suppliers due to the impact of Winter Storm Uri. As a result, we recognized a gain of $112 million from the net settlement of the natural gas contracts, which is reflected in cost of sales in our consolidated statement of operations for the three months ended March 31, 2021.
The fair values of derivatives on our consolidated balance sheets are shown below. As of March 31, 2021 and December 31, 2020, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$—	$1	Other current liabilities	$—	$(7)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of March 31, 2021 and December 31, 2020, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $6 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that may need to be posted or assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2021 and December 31, 2020, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

CF INDUSTRIES HOLDINGS, INC.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2020:

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

	2021	2020
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,681	$2,740
Earnings attributable to noncontrolling interest	24	23
Declaration of distributions payable	(64)	(88)
Balance as of March 31	$2,641	$2,675
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	64	88
Distributions to noncontrolling interest	(64)	(88)
Balance as of March 31	$—	$—
CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we recognized an embedded derivative related to our credit rating. See Note 8—Fair Value Measurements for additional information.

CF INDUSTRIES HOLDINGS, INC.

14.   Stockholders’ Equity
Treasury Stock
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. Since the 2019 Share Repurchase Program was announced in February 2019, we have repurchased approximately 10.2 million shares for $437 million, including 2.6 million shares repurchased during the first quarter of 2020 for $100 million. No shares have been repurchased since the first quarter of 2020 under the 2019 Share Repurchase Program. At March 31, 2021, we held 340,446 shares of treasury stock.
Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Reclassification to earnings(1)	—	—	1	1
Effect of exchange rate changes and deferred taxes	(83)	—	8	(75)
Balance as of March 31, 2020	$(271)	$5	$(174)	$(440)

Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Reclassification to earnings(1)	—	—	2	2
Effect of exchange rate changes and deferred taxes	14	—	(1)	13
Balance as of March 31, 2021	$(130)	$4	$(179)	$(305)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to earnings during the three months ended March 31, 2021 and 2020 were not material.

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

CF INDUSTRIES HOLDINGS, INC.

The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over three hundred cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is expected to be set for trial after the Court resumes scheduling civil jury trials currently on hold because of the COVID-19 pandemic. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2021 and 2020 are presented in the tables below.

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended March 31, 2021
Net sales	$206	$399	$232	$105	$106	$1,048
Cost of sales	80	264	230	95	90	759
Gross margin	$126	$135	$2	$10	$16	289
Total other operating costs and expenses						53
Equity in earnings of operating affiliate						11
Operating earnings						$247

Three months ended March 31, 2020
Net sales	$193	$337	$235	$116	$90	$971
Cost of sales	173	224	193	103	74	767
Gross margin	$20	$113	$42	$13	$16	204
Total other operating costs and expenses						60
Equity in earnings of operating affiliate						3
Operating earnings						$147
_______________________________________________________________________________
(1)Cost of sales and gross margin for the ammonia segment in the three months ended March 31, 2021, include the $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 12—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021, as well as Item 1. Financial Statements in this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
◦Our Company
◦Our Commitment to a Clean Energy Economy
◦Market Conditions and Current Developments
◦Financial Executive Summary
◦Items Affecting Comparability of Results
•Consolidated Results of Operations
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Forward-Looking Statements

Overview of CF Holdings
Our Company
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable green and blue hydrogen and nitrogen products for energy, fertilizer, emissions abatement and other industrial activities. Our nine manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
Our principal assets as of March 31, 2021 include:
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
Our Commitment to a Clean Energy Economy
In October 2020, we announced that we are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and blue ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and blue sources. Our approach will focus on green ammonia production, which refers to ammonia produced through a carbon-free process, and blue ammonia, which relates to ammonia produced by conventional processes but with CO2 removed through carbon capture and sequestration (CCS) and other certified carbon abatement projects. We have announced an initial green ammonia project at our flagship Donaldsonville nitrogen complex to produce approximately 20,000 tons per year of green ammonia. Additionally, we are developing CCS and other carbon abatement projects across our production facilities that will enable us to produce blue ammonia.
Market Conditions and Current Developments
Selling Prices and Sales Volume
Our average selling price was higher in the first quarter of 2021 than in the first quarter of 2020, driven by the impact of a tighter global nitrogen supply and demand balance as higher global energy costs drove lower global operating rates. In the first quarter of 2021, the average selling price for our products was $230 per ton, an increase of 11%, compared to $207 per ton in the first quarter of 2020. Higher average selling prices drove an increase in net sales of approximately $101 million. We reported higher average selling prices in the first quarter of 2021 as compared to the first quarter of 2020 across most of our segments.
Our total sales volume was 3% lower in the first three months of 2021 compared to the first three months of 2020. We shipped 4.6 million tons of product compared to 4.7 million tons in the first three months of 2020. Lower sales volume drove a decrease in net sales of approximately $56 million. The decrease in total sales volume was due primarily to the impact of decreased supply resulting from lower production in the first three months of 2021 in our ammonia, granular urea and AN segments as a result of severe weather conditions, which disrupted natural gas supply at certain of our facilities primarily as a result of Winter Storm Uri, and higher maintenance activity. Lower sales volumes in our AN, ammonia and granular urea segments were partially offset by higher sales volumes in our UAN and Other segments. Due to the lower production, we procured additional granular urea in order to meet obligations to customers and provide additional manufacturing flexibility once production resumed. We purchased 97 thousand tons of granular urea for $33 million to meet customer obligations, which we sold to customers and recognized revenue of $32 million.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately one-third of our production costs.
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to natural gas well freeze-offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. At certain of our manufacturing locations, we reduced our natural gas consumption and therefore these plants either operated at reduced rates or temporarily suspended operations. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. As a result, we recognized a gain of $112 million, which is reflected in cost of sales in our consolidated statement of operations for the three months ended March 31, 2021.
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which is subject to volatility, directly impacts a substantial portion of our operating expenses. Natural gas prices during the first three months of 2021 were higher than in the first three months of 2020, due primarily to the impact of extreme cold weather in the first quarter of 2021, including Winter Storm Uri in February 2021. The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended March 31, 2021 was $3.38 per MMBtu compared to $1.88 per MMBtu for the three months ended March 31, 2020, an increase of

CF INDUSTRIES HOLDINGS, INC.

80%. As a result of Winter Storm Uri, the daily closing price at the Henry Hub reached a high of $23.61 per MMBtu on February 18, 2021.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The average daily market price of natural gas at NBP for the three months ended March 31, 2021 was $6.90 per MMBtu compared to $3.20 per MMBtu for the three months ended March 31, 2020, an increase of 116%. The price of natural gas in the United Kingdom increased in the first three months of 2021 due primarily to a tighter supply and demand balance in the global liquefied natural gas market as a result of severe cold temperatures in Asia that increased global liquefied natural gas demand and resulted in record Asian prices for liquefied natural gas.
The cost of natural gas used for production, which includes the impact of realized natural gas derivatives and excludes the $112 million gain that resulted from returning/selling gas to our suppliers, increased 23% to $3.22 per MMBtu in the three months ended March 31, 2021 from $2.61 per MMBtu in the three months ended March 31, 2020. This increase in natural gas costs resulted in a decrease in gross margin of approximately $48 million.
Manufacturing Costs and Granular Urea Purchases
In the first quarter of 2021, we experienced lower production levels and higher manufacturing and maintenance costs. In response to these factors, we procured granular urea in order to meet obligations to customers and provide additional manufacturing flexibility once production resumed. The following summarizes the impact from these activities:
•Certain of our plants operated at lower operating rates or temporarily suspended operations due to the lack of natural gas due to Winter Storm Uri or due to maintenance activity. As a result, in the first quarter of 2021, we incurred higher costs for manufacturing, maintenance and repair activity for both scheduled and unscheduled downtime.
•Due to the lower production, we procured additional granular urea in order to meet obligations to customers. We purchased approximately $33 million of granular urea to meet customer obligations, which we sold to customers and recognized revenue of $32 million.
COVID-19 Pandemic
In March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019 (COVID-19) as a pandemic. Due to the use of fertilizer products in crop production to support the global food supply chain, our business operations were designated as part of the critical infrastructure by the United States and as essential businesses in the United Kingdom and Canada, with corresponding designations by those states and provinces in which we operate. As a result, our manufacturing complexes continued to operate during 2020 and have continued to operate through the date of this report. In addition, we have continued to ship products by all modes of transportation to our customers, and we have not experienced any significant delays in marine, rail or truck transportation services due to the pandemic.
In response to the pandemic, we instituted and have continued to enforce safety precautions to protect the health and well-being of all of our employees, including the manufacturing workforce who operate our nitrogen complexes and distribution facilities. Through the date of this report, we have not experienced any meaningful impact in customer demand as a result of the pandemic.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $151 million for the three months ended March 31, 2021 compared to $68 million for the three months ended March 31, 2020, an increase in net earnings of $83 million, or 122%. The increase in net earnings was due primarily to higher average selling prices and the $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021, partially offset by higher natural gas costs and higher costs related to manufacturing, maintenance and repair activity due primarily to Winter Storm Uri. Gross margin increased by $85 million in the first quarter of 2021 to $289 million as compared to $204 million in the first quarter of 2020. The following table and related discussion describe the significant factors that drove the increase in gross margin.

		Variance due to the following items:
	First Quarter of 2020	Higher Average Selling Prices(1)	Volume(1)	Higher Natural Gas Costs(2)	Unrealized MTM on natural gas derivatives	Higher Manufacturing, Maintenance, and Other Costs	Purchased Urea(1)	Gain on Net Settlement of Natural Gas Contracts	First Quarter of 2021
	(dollars in millions)
Net sales	$971	$101	$(56)	$—	$—	$—	$32	$—	$1,048
Cost of sales	767	—	(46)	48	6	63	33	(112)	759
Gross margin	$204	$101	$(10)	$(48)	$(6)	$(63)	$(1)	$112	$289
Gross margin percentage	21.0%								27.6%
_______________________________________________________________________________
(1)Selling price and volume impact of granular urea purchased to satisfy customer commitments is reflected in Purchased Urea column.
(2)Higher natural gas costs include the impact of realized natural gas derivatives.
•Average selling prices increased 11% to $230 per ton in the first quarter of 2021 from $207 per ton in the first quarter of 2020, which increased gross margin by $101 million,
•Sales volume declined by 3% to 4.6 million tons in the first quarter of 2021 from 4.7 million tons in the first quarter of 2020, which reduced gross margin by $10 million,
•The cost of natural gas used for production increased 23% to $3.22 per MMBtu in the first quarter of 2021 from $2.61 per MMBtu in the first quarter of 2020, which reduced gross margin by $48 million,
•We recognized a net unfavorable unrealized mark-to-market impact of $6 million as the first quarter of 2020 included an unrealized net mark-to-market gain of $12 million and the first quarter of 2021 included an unrealized net mark-to-market gain of $6 million,
•We incurred higher manufacturing, maintenance and other costs, which reduced gross margin by $63 million, due primarily to higher maintenance and repair activities, including the impact of winter storms,
•We purchased 97 thousand tons of granular urea for $33 million to meet obligations to customers, which we sold to customers and recognized revenue of $32 million, and
•The gain on the net settlement of certain natural gas contracts with our suppliers as a result of Winter Storm Uri was $112 million.
Diluted net earnings per share attributable to common stockholders increased $0.39 per share, to $0.70 per share in the first quarter of 2021 compared to $0.31 per share in the first quarter of 2020. This increase is due primarily to higher net earnings driven by the increase in gross margin, as described above.
During the first quarter of 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 and recognized a loss on debt extinguishment of $6 million.

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
In addition to the impact of market conditions, winter storms and manufacturing and maintenance activity discussed above, certain items impacted the comparability of our financial results during the three months ended March 31, 2021 and 2020. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended March 31, 2021 and 2020, we reported net earnings attributable to common stockholders of $151 million and $68 million, respectively.

	Three Months Ended March 31,
	2021		2020
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$(6)	$(5)	$(12)	$(9)
Loss on foreign currency transactions, including intercompany loans(2)	—	—	18	14
Insurance proceeds(2)	—	—	(10)	(8)
Loss on debt extinguishment	6	5	—	—
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2021 and 2020, we recognized unrealized net mark-to-market gains of $6 million and $12 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In the three months ended March 31, 2020, we recognized a loss of $18 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Insurance proceeds
In the three months ended March 31, 2020, we recognized income of $10 million related to insurance claims at one of our nitrogen complexes, which consisted of $8 million related to business interruption proceeds and $2 million related to property insurance proceeds. These proceeds are reflected in other operating—net in our consolidated statement of operations.
Loss on debt extinguishment
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, primarily consisting of a premium paid on the early redemption of the notes.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended March 31,
	2021	2020	2021 v. 2020
	(in millions, except per share and per MMBtu)
Net sales	$1,048	$971	$77	8%
Cost of sales	759	767	(8)	(1)%
Gross margin	289	204	85	42%
Gross margin percentage	27.6%	21.0%	6.6%
Selling, general and administrative expenses	55	54	1	2%
Other operating—net	(2)	6	(8)	N/M
Total other operating costs and expenses	53	60	(7)	(12)%
Equity in earnings of operating affiliate	11	3	8	N/M
Operating earnings	247	147	100	68%
Interest expense—net	48	43	5	12%
Loss on debt extinguishment	6	—	6	N/M
Earnings before income taxes	193	104	89	86%
Income tax provision	18	13	5	38%
Net earnings	175	91	84	92%
Less: Net earnings attributable to noncontrolling interest	24	23	1	4%
Net earnings attributable to common stockholders	$151	$68	$83	122%
Diluted net earnings per share attributable to common stockholders	$0.70	$0.31	$0.39	126%
Diluted weighted-average common shares outstanding	216.0	216.6	(0.6)	—%
Dividends declared per common share	$0.30	$0.30	$—	—%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in cost of sales(1)	$3.22	$2.61	$0.61	23%
Average daily market price of natural gas Henry Hub (Louisiana)	$3.38	$1.88	$1.50	80%
Average daily market price of natural gas National Balancing Point (UK)	$6.90	$3.20	$3.70	116%
Unrealized net mark-to-market gain on natural gas derivatives	$(6)	$(12)	$6	50%
Depreciation and amortization	$204	$211	$(7)	(3)%
Capital expenditures	$71	$67	$4	6%
Sales volume by product tons (000s)	4,564	4,688	(124)	(3)%
Production volume by product tons (000s):
Ammonia(2)	2,479	2,670	(191)	(7)%
Granular urea	1,184	1,285	(101)	(8)%
UAN (32%)	1,689	1,599	90	6%
AN	475	515	(40)	(8)%
___________________________________________________________________________
N/M—Not Meaningful
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method. Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives. Excludes the $112 million gain on net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri in February 2021.
(2)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2021 Compared to First Quarter of 2020

Net Sales
Our total net sales increased $77 million, or 8%, to $1,048 million in the first quarter of 2021 compared to $971 million in the first quarter of 2020 due to an increase in average selling prices, partially offset by a decrease in sales volume. Average selling prices increased by 11% due to strong market conditions, which was partially offset by a 3% decline in sales volume. The increase in net sales also reflects the sale of 97 thousand tons of granular urea that we purchased during the first quarter of 2021 to meet obligations to customers.
Our average selling price was $230 per ton in the first quarter of 2021, or 11% higher, compared to $207 per ton in the first quarter of 2020 due to higher average selling prices across most of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, partially offset by a lower average selling price for our UAN segment as orders that were fulfilled in the first quarter of 2021 were taken and priced in the later portion of 2020 when selling prices were lower.
Our total sales volume of 4.6 million product tons in the first quarter of 2021 was 3% lower compared to 4.7 million tons in the first quarter of 2020 as lower sales volume in our AN, ammonia and granular urea segments was offset by higher sales volume in our UAN and Other segments. Sales volume was lower due to the impact of lower production due to reduced plant operating rates or the temporary idling of certain plants due to Winter Storm Uri and maintenance and repair activity.
Cost of Sales
Our total cost of sales decreased $8 million, or 1%, to $759 million in the first quarter of 2021 from $767 million in the first quarter of 2020. The decrease in our cost of sales was due primarily to the gain we recognized from the net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri that reduced cost of sales, which is more fully described above in the section titled “Market Conditions and Current Developments.” This gain was partially offset by higher costs for natural gas, higher costs for purchased products, and higher manufacturing, maintenance and other costs due primarily to higher maintenance and repair activities, including the impact of winter storms.
We recognized a $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021 due to Winter Storm Uri, which is included in cost of sales. Additionally, cost of sales declined by $46 million due primarily to a 3% decline in sales volume. These reductions in cost of sales were partially offset by higher realized natural gas costs, including the impact of realized derivatives, which increased cost of sales by $48 million, and higher manufacturing, maintenance and other costs, which increased cost of sales by $63 million. In addition, we purchased $33 million of granular urea during the first quarter of 2021 to meet obligations to customers.
Cost of sales averaged $167 per ton in the first quarter of 2021, a 2% increase from $163 per ton in the first quarter of 2020, reflecting the net impact of higher natural gas costs, the impact of higher quantities of purchased products, and higher manufacturing, maintenance and repair costs, partially offset by the $112 million gain on the net settlement of certain natural gas contracts in February 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 23% to $3.22 per MMBtu in the first quarter of 2021 from $2.61 per MMBtu in the first quarter of 2020. The cost of natural gas used for production of $3.22 per MMBtu in the first quarter of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were essentially unchanged at $55 million in the first quarter of 2021 as compared to $54 million in the first quarter of 2020.
Other Operating—Net
Other operating—net was $2 million of income in the first quarter of 2021 compared to $6 million of expense in the first quarter of 2020. The $2 million of income in the first quarter of 2021 was due primarily to the gain recognized on the recovery of certain precious metals from our manufacturing operations. The $6 million of expense in the first quarter of 2020 was due primarily to foreign currency transaction losses of $18 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. These losses were partially offset by insurance proceeds of $10 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $11 million in the first quarter of 2021 compared to $3 million in the first quarter of 2020. The increase in the first quarter of 2021 was due primarily to an increase in the operating results of PLNL as a result of higher ammonia average selling prices.
Interest Expense—Net
Net interest expense was $48 million in the first quarter of 2021 compared to $43 million in the first quarter of 2020. The first quarter of 2020 included a $4 million reduction in interest accrued on the reserve for unrecognized tax benefits.
Loss on Debt Extinguishment
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, primarily consisting of a premium paid on the early redemption of the notes.
Income Taxes
For the three months ended March 31, 2021, we recorded an income tax provision of $18 million on pre-tax income of $193 million, or an effective tax rate of 9.3%, compared to an income tax provision of $13 million on pre-tax income of $104 million, or an effective tax rate of 12.3%, for the three months ended March 31, 2020.
For the three months ended March 31, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits. For the three months ended March 31, 2020, our income tax provision included a $6 million benefit related to the settlement of certain U.S. and foreign income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2021 of 9.3%, which is based on pre-tax income of $193 million, including $24 million of earnings attributable to the noncontrolling interest, would be 1.3 percentage points higher, or 10.6%, if based on pre-tax income exclusive of the $24 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2020 of 12.3%, which is based on pre-tax income of $104 million, including $23 million attributable to the noncontrolling interest, would be 3.5 percentage points higher, or 15.8%, if based on pre-tax income exclusive of the $23 million attributable to the noncontrolling interest. See Note 9—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest were essentially unchanged at $24 million in the first quarter of 2021 as compared to $23 million in the first quarter of 2020.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.39 to $0.70 per diluted share in the first quarter of 2021 from $0.31 per diluted share in the first quarter of 2020. This increase was due primarily to the increase in net earnings, driven by higher gross margin, as described above.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. The following table presents summary operating results by business segment for the first quarter of 2021 and the major drivers of the variance in net sales, cost of sales and gross margin compared to the first quarter of 2020:

		Variance due to the following items:
	First Quarter of 2020	Higher (Lower) Average Selling Prices(1)	Volume(1)	Higher Natural Gas Costs(2)	Unrealized MTM on natural gas derivatives	Higher Manufacturing, Maintenance and Other Costs	Purchased Urea(1)	Gain on Net Settlement of Natural Gas Contracts	First Quarter of 2021
	(dollars in millions)
Consolidated
Net sales	$971	$101	$(56)	$—	$—	$—	$32	$—	$1,048
Cost of sales	767	—	(46)	48	6	63	33	(112)	759
Gross margin	$204	$101	$(10)	$(48)	$(6)	$(63)	$(1)	$112	$289
Gross margin percentage	21.0%								27.6%
Ammonia
Net sales	$193	$30	$(17)	$—	$—	$—	$—	$—	$206
Cost of sales	173	—	(13)	5	2	25	—	(112)	80
Gross margin	$20	$30	$(4)	$(5)	$(2)	$(25)	$—	$112	$126
Gross margin percentage	10.4%								61.2%
Granular Urea
Net sales	$337	$66	$(36)	$—	$—	$—	$32	$—	$399
Cost of sales	224	—	(22)	16	2	11	33	—	264
Gross margin	$113	$66	$(14)	$(16)	$(2)	$(11)	$(1)	$—	$135
Gross margin percentage	33.5%								33.8%
UAN
Net sales	$235	$(23)	$20	$—	$—	$—	$—	$—	$232
Cost of sales	193	—	12	14	1	10	—	—	230
Gross margin	$42	$(23)	$8	$(14)	$(1)	$(10)	$—	$—	$2
Gross margin percentage	17.9%								0.9%
AN
Net sales	$116	$12	$(23)	$—	$—	$—	$—	$—	$105
Cost of sales	103	—	(20)	8	1	3	—	—	95
Gross margin	$13	$12	$(3)	$(8)	$(1)	$(3)	$—	$—	$10
Gross margin percentage	11.2%								9.5%
Other
Net sales	$90	$16	$—	$—	$—	$—	$—	$—	$106
Cost of sales	74	—	(3)	5	—	14	—	—	90
Gross margin	$16	$16	$3	$(5)	$—	$(14)	$—	$—	$16
Gross margin percentage	17.8%								15.1%
_______________________________________________________________________________
(1)Selling price and volume impact of granular urea purchased to satisfy customer commitments is reflected in Purchased Urea column.
(2)Higher natural gas costs include the impact of realized natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Ammonia Segment
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen product. Ammonia contains 82% nitrogen and 18% hydrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the base nitrogen product that we upgrade into other nitrogen products such as granular urea, UAN and AN. We produce ammonia at all of our nitrogen manufacturing complexes.
The following table presents summary operating data for our ammonia segment:

	Three Months Ended March 31,
	2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$206	$193	$13	7%
Cost of sales	80	173	(93)	(54)%
Gross margin	$126	$20	$106	N/M
Gross margin percentage	61.2%	10.4%	50.8%
Sales volume by product tons (000s)	683	762	(79)	(10)%
Sales volume by nutrient tons (000s)(1)	560	625	(65)	(10)%
Average selling price per product ton	$302	$253	$49	19%
Average selling price per nutrient ton(1)	$368	$309	$59	19%
Gross margin per product ton	$184	$26	$158	N/M
Gross margin per nutrient ton(1)	$225	$32	$193	N/M
Depreciation and amortization	$36	$39	$(3)	(8)%
Unrealized net mark-to-market gain on natural gas derivatives	$(2)	$(4)	$2	50%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2021 Compared to First Quarter of 2020
Net Sales.    Net sales in our ammonia segment increased by $13 million, or 7%, to $206 million in the first quarter of 2021 from $193 million in the first quarter of 2020 due primarily to a 19% increase in average selling prices, partially offset by a 10% decrease in sales volume. Average selling prices increased to $302 per ton in the first quarter of 2021 compared to $253 per ton in the first quarter of 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production.
Cost of Sales.    Cost of sales in our ammonia segment averaged $118 per ton in the first quarter of 2021, a 48% decrease from $227 per ton in the first quarter of 2020. The decrease is due primarily to the impact of the $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021. See “Market Conditions and Current Developments” above, for additional information on the operational impacts of Winter Storm Uri. The $112 million gain on the net settlement of certain natural gas contracts reduced cost of sales by $164 per ton. Cost of sales per ton, exclusive of the gain, is $282 per ton, a 24% increase compared to the first quarter of 2020. The increase reflects higher maintenance and repair activity due primarily to Winter Storm Uri and higher realized natural gas costs.
Gross Margin.    Gross margin in our ammonia segment increased by $106 million to $126 million in the first quarter of 2021 from $20 million in the first quarter of 2020, and our gross margin percentage was 61.2% in the first quarter of 2021 compared to 10.4% in the first quarter of 2020. The increase in gross margin was due primarily to the $112 million gain on the net settlement of certain natural gas contracts in February 2021 and a 19% increase in average selling prices, which increased gross margin by $30 million. These factors were partially offset by the impact of a $25 million net increase in manufacturing, maintenance and other costs, including the impact of Winter Storm Uri, an increase in realized natural gas costs, which reduced gross margin by $5 million, a 10% decrease in sales volume, which decreased gross margin by $4 million, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2021 compared to a $4 million gain in the first quarter of 2020.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$399	$337	$62	18%
Cost of sales	264	224	40	18%
Gross margin	$135	$113	$22	19%
Gross margin percentage	33.8%	33.5%	0.3%
Sales volume by product tons (000s)	1,320	1,381	(61)	(4)%
Sales volume by nutrient tons (000s)(1)	607	635	(28)	(4)%
Average selling price per product ton	$302	$244	$58	24%
Average selling price per nutrient ton(1)	$657	$531	$126	24%
Gross margin per product ton	$102	$82	$20	24%
Gross margin per nutrient ton(1)	$222	$178	$44	25%
Depreciation and amortization	$66	$72	$(6)	(8)%
Unrealized net mark-to-market gain on natural gas derivatives	$(2)	$(4)	$2	50%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2021 Compared to First Quarter of 2020
Net Sales.    Net sales in our granular urea segment increased $62 million, or 18%, to $399 million in the first quarter of 2021 from $337 million in the first quarter of 2020 due primarily to a 24% increase in average selling prices, partially offset by a 4% decrease in sales volume. Average selling prices increased to $302 per ton in the first quarter of 2021 compared to $244 per ton in the first quarter of 2020 due primarily to a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production due to the impact of Winter Storm Uri and maintenance and repair activity. See “Market Conditions and Current Developments” above for further information on the operational impacts of Winter Storm Uri. Due to the reduced production, we purchased additional granular urea to meet obligations to customers, which we sold for $32 million.
Cost of Sales.    Cost of sales in our granular urea segment averaged $200 per ton in the first quarter of 2021, a 23% increase from $162 per ton in the first quarter of 2020, due primarily to the impact of purchasing $33 million of granular urea to meet obligations to customers. In addition, the increase in cost of sales per ton resulted from higher realized natural gas costs and higher costs related to maintenance and repair activity due primarily to Winter Storm Uri.
Gross Margin.    Gross margin in our granular urea segment increased by $22 million to $135 million in the first quarter of 2021 from $113 million in the first quarter of 2020, and our gross margin percentage was 33.8% in the first quarter of 2021 compared to 33.5% in the first quarter of 2020. The increase in gross margin was due to higher average selling prices, which increased gross margin by $66 million. Partially offsetting the increase in average selling prices was the impact of an increase in realized natural gas costs, which decreased gross margin by $16 million, higher manufacturing, maintenance and other costs, including the impact of Winter Storm Uri, reduced gross margin by $11 million, a decrease in sales volume, which decreased gross margin by $14 million, the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2021 compared to a $4 million gain in the first quarter of 2020, and a $1 million loss on the sale of purchased urea. In addition, due to the impact of Winter Storm Uri, we experienced lower production during the first quarter of 2021 and purchased 97 thousand tons of granular urea for $33 million to meet obligations to customers, which was sold for $32 million, which had the impact of reducing our gross margin percentage in our granular urea segment by 3.3 percentage points.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$232	$235	$(3)	(1)%
Cost of sales	230	193	37	19%
Gross margin	$2	$42	$(40)	(95)%
Gross margin percentage	0.9%	17.9%	(17.0)%
Sales volume by product tons (000s)	1,514	1,390	124	9%
Sales volume by nutrient tons (000s)(1)	476	436	40	9%
Average selling price per product ton	$153	$169	$(16)	(9)%
Average selling price per nutrient ton(1)	$487	$539	$(52)	(10)%
Gross margin per product ton	$1	$30	$(29)	(97)%
Gross margin per nutrient ton(1)	$4	$96	$(92)	(96)%
Depreciation and amortization	$56	$52	$4	8%
Unrealized net mark-to-market gain on natural gas derivatives	$(2)	$(3)	$1	33%
_______________________________________________________________________________
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2021 Compared to First Quarter of 2020
Net Sales.    Net sales in our UAN segment decreased $3 million, or 1%, to $232 million in the first quarter of 2021 from $235 million in the first quarter of 2020 due primarily to a 9% decrease in average selling prices, partially offset by a 9% increase in sales volume. Average selling prices decreased to $153 per ton in the first quarter of 2021 compared to $169 per ton in the first quarter of 2020 as orders that were fulfilled in the first quarter of 2021 were taken and priced in the later portion of 2020 when selling prices were lower. Sales volume was higher due primarily to increased production and higher demand from fall 2020 forward commitments.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the first quarter of 2021, a 9% increase from $139 per ton in the first quarter of 2020, due primarily to the impact of higher realized natural gas costs.
Gross Margin.    Gross margin in our UAN segment decreased by $40 million to $2 million in the first quarter of 2021 from $42 million in the first quarter of 2020, and our gross margin percentage was 0.9% in the first quarter of 2021 compared to 17.9% in the first quarter of 2020. The decrease in gross margin was due to a 9% decrease in average selling prices, which decreased gross margin by $23 million, higher realized natural gas costs, which decreased gross margin by $14 million, a $10 million net increase in manufacturing, maintenance and other costs, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2021 compared to a $3 million gain in the first quarter of 2020. These factors were partially offset by a 9% increase in sales volume, which increased gross margin by $8 million.

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
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$105	$116	$(11)	(9)%
Cost of sales	95	103	(8)	(8)%
Gross margin	$10	$13	$(3)	(23)%
Gross margin percentage	9.5%	11.2%	(1.7)%
Sales volume by product tons (000s)	438	547	(109)	(20)%
Sales volume by nutrient tons (000s)(1)	147	184	(37)	(20)%
Average selling price per product ton	$240	$212	$28	13%
Average selling price per nutrient ton(1)	$714	$630	$84	13%
Gross margin per product ton	$23	$24	$(1)	(4)%
Gross margin per nutrient ton(1)	$68	$71	$(3)	(4)%
Depreciation and amortization	$19	$26	$(7)	(27)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2021 Compared to First Quarter of 2020
Net Sales.    Net sales in our AN segment decreased $11 million, or 9%, to $105 million in the first quarter of 2021 from $116 million in the first quarter of 2020 due primarily to a 20% decrease in sales volume, partially offset by a 13% increase in average selling prices. Sales volume declined due primarily to lower supply availability resulting from lower inventory levels entering 2021 and reduced production. Average selling prices increased to $240 per ton in the first quarter of 2021 compared to $212 per ton in the first quarter of 2020 due primarily to a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our AN segment averaged $217 per ton in the first quarter of 2021, a 15% increase from $188 per ton in the first quarter of 2020. The increase was due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our AN segment decreased $3 million, or 23%, to $10 million in the first quarter of 2021 from $13 million in the first quarter of 2020, and our gross margin percentage was 9.5% in the first quarter of 2021 compared to 11.2% in the first quarter of 2020. The decrease in gross margin was due to an increase in realized natural gas costs, which decreased gross margin by $8 million, a 20% decrease in sales volume, which decreased gross margin by $3 million, a net increase of $3 million in manufacturing, maintenance and other costs, and the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2020. These factors were partially offset by a 13% increase in average selling prices, which increased gross margin by $12 million.

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
The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$106	$90	$16	18%
Cost of sales	90	74	16	22%
Gross margin	$16	$16	$—	—%
Gross margin percentage	15.1%	17.8%	(2.7)%
Sales volume by product tons (000s)	609	608	1	—%
Sales volume by nutrient tons (000s)(1)	122	120	2	2%
Average selling price per product ton	$174	$148	$26	18%
Average selling price per nutrient ton(1)	$869	$750	$119	16%
Gross margin per product ton	$26	$26	$—	—%
Gross margin per nutrient ton(1)	$131	$133	$(2)	(2)%
Depreciation and amortization	$22	$17	$5	29%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2021 Compared to First Quarter of 2020
Net Sales.    Net sales in our Other segment increased by $16 million, or 18%, to $106 million in the first quarter of 2021 from $90 million in the first quarter of 2020 due primarily to an 18% increase in average selling prices. The increase in average selling prices was due primarily to a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our Other segment averaged $148 per ton in the first quarter of 2021, a 21% increase from $122 per ton in the first quarter of 2020, due primarily to higher costs related to manufacturing and maintenance activity and higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment was $16 million in both the first quarter of 2021 and the first quarter of 2020, and our gross margin percentage was 15.1% in the first quarter of 2021 compared to 17.8% in the first quarter of 2020. Gross margin was impacted by an 18% increase in average selling prices, which increased gross margin by $16 million and an increase of $3 million due to product mix. Offsetting these factors was a $14 million net increase in manufacturing, maintenance and other costs and an increase in realized natural gas costs, which decreased gross margin by $5 million.

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
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes, in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, primarily consisting of a premium paid on the early redemption of the notes.
As of March 31, 2021, our cash and cash equivalents balance was $804 million, an increase of $121 million from $683 million at December 31, 2020. At March 31, 2021, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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

Since the 2019 Share Repurchase Program was announced in February 2019, we have repurchased approximately 10.2 million shares for $437 million, including 2.6 million shares repurchased during the first quarter of 2020 for $100 million. No shares have been repurchased since the first quarter of 2020 under the 2019 Share Repurchase Program. At March 31, 2021, we held 340,446 shares of treasury stock.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $71 million in the first three months of 2021 compared to $67 million in the first three months of 2020.
We currently anticipate that capital expenditures for the full year of 2021 will be in the range of $450 million, which reflects a return to a normal spending level and includes expenditures for the green ammonia project at our Donaldsonville manufacturing complex. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.

CF INDUSTRIES HOLDINGS, INC.

Debt
Revolving Credit Agreement
We have a senior secured revolving credit agreement (the Revolving Credit Agreement), which provides for a revolving credit facility of up to $750 million with a maturity of December 5, 2024. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.
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
As of March 31, 2021, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2021 or December 31, 2020, or during the three months ended March 31, 2021. Maximum borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 was 2.05%. Borrowings under the Revolving Credit Agreement as of March 31, 2020 were repaid in full in April 2020.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of March 31, 2021, approximately $220 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2021 and December 31, 2020 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2021		December 31, 2020
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$748
5.150% due March 2034	5.279%	750	741	750	741
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	—	—	250	249
4.500% due December 2026	4.759%	750	741	750	740
Total long-term debt		$3,750	$3,713	$4,000	$3,961
Less: Current maturities of long-term debt		—	—	250	249
Long-term debt, net of current maturities		$3,750	$3,713	$3,750	$3,712
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million as of both March 31, 2021 and December 31, 2020, and total deferred debt issuance costs were $28 million and $30 million as of March 31, 2021 and December 31, 2020, respectively.
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
Senior Secured Notes
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, primarily consisting of a premium paid on the early redemption of the notes.
Under the terms of the indenture governing the 4.500% senior secured notes due 2026 (the 2026 Notes), the 2026 Notes are guaranteed on a senior secured basis, jointly and severally, by CF Holdings and each current and future domestic subsidiary of CF Holdings (other than CF Industries) that from time to time is a borrower, or guarantees indebtedness, under the Revolving Credit Agreement. The subsidiary guarantors of the 2026 Notes currently consist of CFE, CFS, CF USA and CFIDF.
Subject to certain exceptions, the obligations under the 2026 Notes and each guarantor’s related guarantee are secured by a first priority security interest in substantially all of the assets of CF Industries, CF Holdings and the subsidiary guarantors, including a pledge by CF USA of its equity interests in CFN and mortgages over certain material fee-owned domestic real properties (the Collateral). The obligations under the Revolving Credit Agreement, together with certain letter of credit, cash management, hedging and similar obligations and future pari passu secured indebtedness, are secured by the Collateral on a pari passu basis with the 2026 Notes. The liens on the Collateral securing the obligations under the 2026 Notes and the related guarantees will be automatically released and the covenant under the indenture limiting dispositions of Collateral will no longer apply if CF Holdings has an investment grade corporate rating, with a stable or better outlook, from two of three selected ratings agencies and there is no default or event of default under the indenture.
Interest on the 2026 Notes is payable semiannually, and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

CF INDUSTRIES HOLDINGS, INC.

Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of March 31, 2021 and December 31, 2020, we had $341 million and $130 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We may use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of March 31, 2021, our open natural gas derivative contracts consisted of natural gas basis swaps for 0.5 million MMBtus. As of December 31, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus.
Defined Benefit Pension Plans
We contributed $7 million to our pension plans during the three months ended March 31, 2021. Over the remainder of 2021, we expect to contribute an additional $25 million to our pension plans, or a total of approximately $32 million for the full year 2021.
Distribution to Noncontrolling Interest in CFN
On January 31, 2021, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2020 in accordance with CFN’s limited liability company agreement. On February 1, 2021, CFN distributed $64 million to CHS for the distribution period ended December 31, 2020. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2021 is approximately $50 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2021 was $578 million, an increase of $286 million compared to $292 million in the first three months of 2020. The increase in cash flow from operations was due primarily to favorable changes in net working capital and higher net earnings. During the first three months of 2021, net changes in working capital contributed $230 million to cash flow from operations, while in the first three months of 2020 net changes in working capital contributed $42 million to cash flow from operations. The increased cash flow from working capital changes was primarily driven by customer advances and accounts payable and accrued expenses. The increase in net earnings was due primarily to higher average selling prices and the $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021, partially offset by higher costs related to manufacturing, maintenance and repair activity due primarily to Winter Storm Uri.

CF INDUSTRIES HOLDINGS, INC.

Investing Activities
Net cash used in investing activities was $71 million in the first three months of 2021 as compared to $65 million in the first three months of 2020. During the first three months of 2021, capital expenditures totaled $71 million compared to $67 million in the first three months of 2020.
Financing Activities
Net cash used in financing activities was $387 million in the first three months of 2021 compared to $242 million in the first three months of 2020. In the first three months of 2021, we paid $255 million in connection with the redemption of the 2021 Notes. The first three months of 2020 included $500 million of borrowings under the Revolving Credit Agreement. In the first three months of 2021, no shares of common stock were repurchased compared to $100 million in the first three months of 2020. Dividends paid on common stock for each of the three-month periods ended March 31, 2021 and 2020 was $65 million. Distributions to noncontrolling interest totaled $64 million in the first three months of 2021 as compared to $88 million in the first three months of 2020.
Critical Accounting Estimates
There were no changes to our significant accounting estimates during the first three months of 2021.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. Such factors include, among others:
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
•the development and growth of the market for green and blue (low-carbon) ammonia and the risks and uncertainties relating to the development and implementation of our green and blue (low-carbon) ammonia projects;
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
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based products are sensitive to changes in selling prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $33, $22, $14 and $15, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of March 31, 2021, we had natural gas derivative contracts covering certain periods through March 2022.
As of March 31, 2021 and December 31, 2020, we had open derivative contracts for 0.5 million MMBtus and 34.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2021 would result in a favorable change in the fair value of these derivative positions of approximately $1 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $1 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of March 31, 2021, we had five series of senior notes totaling $3.75 billion of principal outstanding with maturity dates of June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of March 31, 2021, the carrying value and fair value of our senior notes was approximately $3.71 billion and $4.22 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2021, or December 31, 2020, or during the three months ended March 31, 2021. We had $500 million of borrowings outstanding under the Revolving Credit Agreement as of March 31, 2020. Maximum borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the three months ended March 31, 2020 was 2.05%.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended March 31, 2021.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
January 1, 2021 - January 31, 2021	112,447	$38.53	—	$563,407
February 1, 2021 - February 28, 2021	13,768	46.10	—	563,407
March 1, 2021 - March 31, 2021	111,388	46.00	—	563,407
Total	237,603	$42.47	—
_______________________________________________________________________________
(1)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and performance restricted stock units and upon the exercise of nonqualified stock options, and shares withheld to cover the price of the shares upon the exercise of nonqualified stock options.
(2)On February 13, 2019, our Board of Directors authorized management to repurchase CF Holdings common stock for a total expenditure of up to $1 billion through December 31, 2021 (the 2019 Share Repurchase Program). This program is discussed in Note 14—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 45 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015, as amended April 20, 2018, as further amended May 4, 2021
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 6, 2021	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2021	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)