Form 10-Q
period 2021-06-30
CF Industries Holdings, Inc.
filed 2021-08-09
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
215,099,967 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 2, 2021.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net sales	$1,588	$1,204	$2,636	$2,175
Cost of sales	1,085	870	1,844	1,637
Gross margin	503	334	792	538
Selling, general and administrative expenses	60	51	115	105
Other operating—net	4	6	2	12
Total other operating costs and expenses	64	57	117	117
Equity in earnings of operating affiliate	11	3	22	6
Operating earnings	450	280	697	427
Interest expense	46	49	94	93
Interest income	—	(17)	—	(18)
Loss on debt extinguishment	—	—	6	—
Other non-operating—net	2	(3)	2	(3)
Earnings before income taxes	402	251	595	355
Income tax provision	85	33	103	46
Net earnings	317	218	492	309
Less: Net earnings attributable to noncontrolling interest	71	28	95	51
Net earnings attributable to common stockholders	$246	$190	$397	$258
Net earnings per share attributable to common stockholders:
Basic	$1.14	$0.89	$1.84	$1.20
Diluted	$1.14	$0.89	$1.83	$1.20
Weighted-average common shares outstanding:
Basic	215.5	214.5	215.2	215.2
Diluted	216.6	214.6	216.3	215.6
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Net earnings	$317	$218	$492	$309
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	10	12	24	(71)
Defined benefit plans—net of taxes	(1)	2	—	11
	9	14	24	(60)
Comprehensive income	326	232	516	249
Less: Comprehensive income attributable to noncontrolling interest	71	28	95	51
Comprehensive income attributable to common stockholders	$255	$204	$421	$198
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	December 31, 2020
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$777	$683
Accounts receivable—net	401	265
Inventories	290	287
Prepaid income taxes	68	97
Other current assets	33	35
Total current assets	1,569	1,367
Property, plant and equipment—net	7,437	7,632
Investment in affiliate	82	80
Goodwill	2,378	2,374
Operating lease right-of-use assets	228	259
Other assets	313	311
Total assets	$12,007	$12,023
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$545	$424
Customer advances	9	130
Current operating lease liabilities	83	88
Current maturities of long-term debt	—	249
Other current liabilities	6	15
Total current liabilities	643	906
Long-term debt, net of current maturities	3,713	3,712
Deferred income taxes	1,156	1,184
Operating lease liabilities	150	174
Other liabilities	387	444
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2021—215,093,493 shares issued and 2020—214,057,701 shares issued	2	2
Paid-in capital	1,357	1,317
Retained earnings	2,183	1,927
Treasury stock—at cost, 2021—5,284 shares and 2020—102,843 shares	—	(4)
Accumulated other comprehensive loss	(296)	(320)
Total stockholders’ equity	3,246	2,922
Noncontrolling interest	2,712	2,681
Total equity	5,958	5,603
Total liabilities and equity	$12,007	$12,023
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2021	$2	$(14)	$1,333	$2,013	$(305)	$3,029	$2,641	$5,670
Net earnings	—	—	—	246	—	246	71	317
Other comprehensive income	—	—	—	—	9	9	—	9
Retirement of treasury stock	—	13	(2)	(11)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	1	18	—	—	19	—	19
Stock-based compensation expense	—	—	8	—	—	8	—	8
Cash dividends ($0.30 per share)	—	—	—	(65)	—	(65)	—	(65)
Balance as of June 30, 2021	$2	$—	$1,357	$2,183	$(296)	$3,246	$2,712	$5,958

Balance as of December 31, 2020	$2	$(4)	$1,317	$1,927	$(320)	$2,922	$2,681	$5,603
Net earnings	—	—	—	397	—	397	95	492
Other comprehensive income	—	—	—	—	24	24	—	24
Retirement of treasury stock	—	13	(2)	(11)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(10)	—	—	—	(10)	—	(10)
Issuance of $0.01 par value common stock under employee stock plans	—	1	26	—	—	27	—	27
Stock-based compensation expense	—	—	16	—	—	16	—	16
Cash dividends ($0.60 per share)	—	—	—	(130)	—	(130)	—	(130)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(64)	(64)
Balance as of June 30, 2021	$2	$—	$1,357	$2,183	$(296)	$3,246	$2,712	$5,958
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Net earnings	$492	$309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	447	450
Deferred income taxes	(31)	(96)
Stock-based compensation expense	16	13
Loss on debt extinguishment	6	—
Unrealized net gain on natural gas derivatives	(6)	(12)
Unrealized loss on embedded derivative	2	1
Loss on disposal of property, plant and equipment	2	9
Undistributed earnings of affiliate—net of taxes	(4)	(8)
Changes in:
Accounts receivable—net	(137)	(11)
Inventories	(9)	51
Accrued and prepaid income taxes	—	190
Accounts payable and accrued expenses	85	(43)
Customer advances	(121)	(110)
Other—net	(36)	(25)
Net cash provided by operating activities	706	718
Investing Activities:
Additions to property, plant and equipment	(181)	(119)
Insurance proceeds for property, plant and equipment	—	2
Purchase of investments held in nonqualified employee benefit trust	(12)	—
Proceeds from sale of investments held in nonqualified employee benefit trust	12	—
Other—net	(1)	—
Net cash used in investing activities	(182)	(117)
Financing Activities:
Proceeds from short-term borrowings	—	500
Repayments of short-term borrowings	—	(500)
Payments of long-term borrowings	(255)	—
Dividends paid on common stock	(130)	(129)
Distributions to noncontrolling interest	(64)	(88)
Purchases of treasury stock	—	(100)
Proceeds from issuances of common stock under employee stock plans	26	3
Cash paid for shares withheld for taxes	(10)	(9)
Net cash used in financing activities	(433)	(323)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Increase in cash and cash equivalents	94	276
Cash and cash equivalents at beginning of period	683	287
Cash and cash equivalents at end of period	$777	$563
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of carbon credits required to meet environmental regulations, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2021 and 2020:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)

Three months ended June 30, 2021
North America	$431	$433	$403	$55	$92	$1,414
Europe and other	28	—	31	81	34	174
Total revenue	$459	$433	$434	$136	$126	$1,588
Three months ended June 30, 2020
North America	$344	$312	$288	$51	$56	$1,051
Europe and other	20	17	20	67	29	153
Total revenue	$364	$329	$308	$118	$85	$1,204

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Six months ended June 30, 2021
North America	$599	$832	$625	$96	$169	$2,321
Europe and other	66	—	41	145	63	315
Total revenue	$665	$832	$666	$241	$232	$2,636
Six months ended June 30, 2020
North America	$498	$643	$518	$97	$115	$1,871
Europe and other	59	23	25	137	60	304
Total revenue	$557	$666	$543	$234	$175	$2,175

As of June 30, 2021 and December 31, 2020, we had $9 million and $130 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2021 and 2020, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.

We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. As of June 30, 2021 and December 31, 2020, we had $42 million and $24 million, respectively, of customer incentives accrued on our consolidated balance sheet.
From time to time, we will enter the marketplace to purchase product in order to satisfy obligations under contracts with our customers. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 7—Equity Method Investment, we have transactions in the normal course of business with Point Lisas Nitrogen Limited (PLNL), reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. During the three and six months ended June 30, 2021, in addition to products purchased from PLNL, we recognized $36 million and $68 million, respectively, of revenue from sales of granular urea, which we purchased in order to satisfy obligations under contracts with our customers due to lower production experienced as a result of Winter Storm Uri. For the six months ended June 30, 2020, other than products purchased from PLNL, products purchased in the marketplace in order to satisfy obligations under contracts with our customers were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of June 30, 2021, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $787 million. We expect to recognize approximately 21% of these

CF INDUSTRIES HOLDINGS, INC.

performance obligations as revenue in the remainder of 2021, approximately 49% as revenue during 2022 and 2023, approximately 26% as revenue during 2024 and 2025, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under these contracts, in the aggregate, is approximately $161 million as of June 30, 2021. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially fulfilled at December 31, 2020 will be satisfied in 2021.

3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$246	$190	$397	$258
Basic earnings per common share:
Weighted-average common shares outstanding	215.5	214.5	215.2	215.2
Net earnings attributable to common stockholders	$1.14	$0.89	$1.84	$1.20
Diluted earnings per common share:
Weighted-average common shares outstanding	215.5	214.5	215.2	215.2
Dilutive common shares—stock-based awards	1.1	0.1	1.1	0.4
Diluted weighted-average shares outstanding	216.6	214.6	216.3	215.6
Net earnings attributable to common stockholders	$1.14	$0.89	$1.83	$1.20
Diluted earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 1.2 million in both the three and six months ended June 30, 2021, and 4.7 million and 3.4 million in the three and six months ended June 30, 2020, respectively.

4.   Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Finished goods	$242	$246
Raw materials, spare parts and supplies	48	41
Total inventories	$290	$287

CF INDUSTRIES HOLDINGS, INC.

5.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Land	$68	$68
Machinery and equipment	12,664	12,539
Buildings and improvements	911	895
Construction in progress	380	275
Property, plant and equipment(1)	14,023	13,777
Less: Accumulated depreciation and amortization	6,586	6,145
Property, plant and equipment—net	$7,437	$7,632
_______________________________________________________________________________
(1)As of June 30, 2021 and December 31, 2020, we had property, plant and equipment that was accrued but unpaid of approximately $76 million and $43 million, respectively. As of both June 30, 2020 and December 31, 2019, we had property, plant and equipment that was accrued but unpaid of approximately $42 million.
Depreciation and amortization related to property, plant and equipment was $239 million and $439 million for the three and six months ended June 30, 2021, respectively, and $235 million and $443 million for the three and six months ended June 30, 2020, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2021	2020
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$226	$246
Additions	89	14
Depreciation	(51)	(52)
Effect of exchange rate changes	1	(4)
Ending balance	$265	$204
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

CF INDUSTRIES HOLDINGS, INC.

6.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2021 and December 31, 2020:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2020	$587	$828	$576	$310	$73	$2,374
Effect of exchange rate changes	1	—	—	2	1	4
Balance as of June 30, 2021	$588	$828	$576	$312	$74	$2,378

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$135	$(56)	$79	$133	$(52)	$81
Trade names	33	(10)	23	32	(9)	23
Total intangible assets	$168	$(66)	$102	$165	$(61)	$104
Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $2 million and $4 million for the three and six months ended June 30, 2021, respectively, and $2 million and $4 million for the three and six months ended June 30, 2020, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2021 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2021	$4
2022	9
2023	9
2024	9
2025	9
2026	9

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
As of June 30, 2021, the total carrying value of our equity method investment in PLNL was $82 million, $40 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 12 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $37 million and $63 million for the three and six months ended June 30, 2021, respectively, and $13 million and $23 million for the three and six months ended June 30, 2020, respectively.

8.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$85	$—	$—	$85
Cash equivalents:
U.S. and Canadian government obligations	672	—	—	672
Other debt securities	20	—	—	20
Total cash and cash equivalents	$777	$—	$—	$777
Nonqualified employee benefit trusts	17	3	—	20

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$108	$—	$—	$108
Cash equivalents:
U.S. and Canadian government obligations	552	—	—	552
Other debt securities	23	—	—	23
Total cash and cash equivalents	$683	$—	$—	$683
Nonqualified employee benefit trusts	16	3	—	19
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2021 and December 31, 2020 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$692	$692	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(1)	—	(1)	—
Embedded derivative liability	(20)	—	(20)	—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$575	$575	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(7)	—	(7)	—
Embedded derivative liability	(18)	—	(18)	—

Cash Equivalents
As of June 30, 2021 and December 31, 2020, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative and is included within other current liabilities and other liabilities. As of June 30, 2021 and December 31, 2020, the embedded derivative liability was $20 million and $18 million, respectively. Included in other operating—net in our consolidated statement of operations for the six months ended June 30, 2021 and 2020 is a net loss of $2 million and $1 million, respectively.
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
See Note 13—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities	$3,713	$4,367	$3,961	$4,731
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

CF INDUSTRIES HOLDINGS, INC.

9.   Income Taxes
For the three months ended June 30, 2021, we recorded an income tax provision of $85 million on pre-tax income of $402 million, or an effective tax rate of 21.2%, compared to an income tax provision of $33 million on pre-tax income of $251 million, or an effective tax rate of 13.4%, for the three months ended June 30, 2020. For the three months ended June 30, 2020, our income tax provision includes a $19 million benefit related to the settlement of the audit of the Terra amended tax returns, which is further described below.
For the six months ended June 30, 2021, we recorded an income tax provision of $103 million on pre-tax income of $595 million, or an effective tax rate of 17.4%, compared to an income tax provision of $46 million on pre-tax income of $355 million, or an effective tax rate of 13.1%, for the six months ended June 30, 2020.
For the six months ended June 30, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits. For the six months ended June 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is further described below.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2021 of 21.2%, which is based on pre-tax income of $402 million, including $71 million attributable to the noncontrolling interest, would be 4.6 percentage points higher if based on pre-tax income exclusive of the $71 million attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2020 of 13.4%, which is based on pre-tax income of $251 million, including $28 million attributable to the noncontrolling interest, would be 1.6 percentage points higher if based on pre-tax income exclusive of the $28 million attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2021 of 17.4%, which is based on pre-tax income of $595 million, including $95 million attributable to the noncontrolling interest, would be 3.3 percentage points higher if based on pre-tax income exclusive of the $95 million attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2020 of 13.1%, which is based on pre-tax income of $355 million, including $51 million attributable to the noncontrolling interest, would be 2.1 percentage points higher if based on pre-tax income exclusive of the $51 million attributable to the noncontrolling interest. See Note 13—Noncontrolling Interest for additional information.
Terra Amended Tax Returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns.
In the second quarter of 2020, we received IRS notices indicating the amount of tax and interest to be refunded and received with respect to the income tax and withholding tax returns. As a result, we recognized $16 million of interest income ($13 million, net of tax) and $19 million of additional income tax benefit. In addition, in the second quarter of 2020, we received U.S. Federal income tax refunds, including interest, of $108 million relating to these matters. In July 2020, we received an additional $2 million, which finalized these matters with the IRS.
In 2017, we made a Voluntary Disclosures Program filing with the Canada Revenue Agency (CRA) with respect to the Canadian tax aspects of this matter and paid additional Canadian taxes due. In late 2020, the CRA settled with us the voluntary disclosure matter, and, in the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.

CF INDUSTRIES HOLDINGS, INC.

10.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest on borrowings(1)	$44	$47	$90	$93
Fees on financing agreements(1)	2	2	4	4
Interest on tax liabilities(2)	—	—	—	(4)
Total interest expense	$46	$49	$94	$93
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
As of June 30, 2021, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2021 or December 31, 2020, or during the six months ended June 30, 2021. Maximum borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 was 2.05%. Borrowings under the Revolving Credit Agreement as of March 31, 2020 were repaid in full in April 2020.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of June 30, 2021, approximately $222 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2021 and December 31, 2020 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2021		December 31, 2020
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$748
5.150% due March 2034	5.279%	750	741	750	741
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	—	—	250	249
4.500% due December 2026	4.759%	750	741	750	740
Total long-term debt		$3,750	$3,713	$4,000	$3,961
Less: Current maturities of long-term debt		—	—	250	249
Long-term debt, net of current maturities		$3,750	$3,713	$3,750	$3,712
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million as of both June 30, 2021 and December 31, 2020, and total deferred debt issuance costs were $28 million and $30 million as of June 30, 2021 and December 31, 2020, respectively.
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
See Note 17—Subsequent Event for additional information regarding the 3.450% senior notes due June 2023.

CF INDUSTRIES HOLDINGS, INC.

12.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2021, we had natural gas derivative contracts covering certain periods through March 2022.
As of June 30, 2021, our open natural gas derivative contracts consisted of natural gas basis swaps for 6.8 million MMBtus. As of December 31, 2020, we had open natural gas derivative contracts consisting of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus of natural gas. For the six months ended June 30, 2021, we used derivatives to cover approximately 13% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location	2021	2020	2021	2020
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$—	$—	$6	$12
Realized net losses on natural gas derivatives	Cost of sales	—	—	(3)	(16)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	—	—	112	—
Net derivative gains (losses)		$—	$—	$115	$(4)

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
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to natural gas well freeze-offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the extreme cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. We no longer qualified for the NPNS derivative scope exception for the natural gas that was net settled with our suppliers due to the impact of Winter Storm Uri. As a result, we recognized a gain of $112 million from the net settlement of these natural gas contracts, which is reflected in cost of sales in our consolidated statement of operations for the six months ended June 30, 2021.

CF INDUSTRIES HOLDINGS, INC.

The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2021 and December 31, 2020, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$1	$1	Other current liabilities	$(1)	$(7)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of June 30, 2021 and December 31, 2020, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $6 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that may need to be posted or assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2021 and December 31, 2020, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2021 and December 31, 2020:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2021
Total derivative assets	$1	$—	$—	$1
Total derivative liabilities	(1)	—	—	(1)
Net derivative liabilities	$—	$—	$—	$—
December 31, 2020
Total derivative assets	$1	$—	$—	$1
Total derivative liabilities	(7)	—	—	(7)
Net derivative liabilities	$(6)	$—	$—	$(6)
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

	2021	2020
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,681	$2,740
Earnings attributable to noncontrolling interest	95	51
Declaration of distributions payable	(64)	(88)
Balance as of June 30	$2,712	$2,703
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	64	88
Distributions to noncontrolling interest	(64)	(88)
Balance as of June 30	$—	$—
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
On July 30, 2021, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2021 in accordance with CFN’s limited liability company agreement. On July 30, 2021, CFN distributed $130 million to CHS for the distribution period ended June 30, 2021.

CF INDUSTRIES HOLDINGS, INC.

14.   Stockholders’ Equity
Treasury Stock
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. Since the 2019 Share Repurchase Program was announced in February 2019, we have repurchased approximately 10.2 million shares for $437 million, including 2.6 million shares repurchased during the first quarter of 2020 for $100 million. No shares have been repurchased since the first quarter of 2020 under the 2019 Share Repurchase Program. At June 30, 2021, we held 5,284 shares of treasury stock.
Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Gain arising during the period	—	—	1	1
Reclassification to earnings(1)	—	—	3	3
Effect of exchange rate changes and deferred taxes	(71)	—	7	(64)
Balance as of June 30, 2020	$(259)	$5	$(172)	$(426)

Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Loss arising during the period	—	—	(3)	(3)
Reclassification to earnings(1)	—	—	5	5
Effect of exchange rate changes and deferred taxes	24	—	(2)	22
Balance as of June 30, 2021	$(120)	$4	$(180)	$(296)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2021 and 2020 were not material.

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

CF INDUSTRIES HOLDINGS, INC.

The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Nearly all of the cases, including all wrongful death and personal injury claims, have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining subrogation and statutory indemnification claims total approximately $37 million, before prejudgment interest, and are in various stages of discovery and pre-trial proceedings. The remaining claims are expected to be set for trial in 2022. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the remaining lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, we expect any potential loss to be fully indemnified by insurance and do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Environmental
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intended to undertake a natural resource damage assessment for 18 former phosphate mines and three former processing facilities in southeast Idaho, which includes the Georgetown Canyon former mine and processing facility. In June 2021, we received another notice from the U.S. Department of the Interior that the natural resource damage trustees were commencing a ‘subsequent’ phase of the natural resource damage assessment, but no further details were provided with respect to said assessment. Because the former mine site is still in the remedial investigation and feasibility study stage, we are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on the results of the site investigation conducted to date, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 6—Goodwill and Other Intangible Assets. Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2021 and 2020 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2021
Net sales	$459	$433	$434	$136	$126	$1,588
Cost of sales	333	241	296	120	95	1,085
Gross margin	$126	$192	$138	$16	$31	503
Total other operating costs and expenses						64
Equity in earnings of operating affiliate						11
Operating earnings						$450
Three months ended June 30, 2020
Net sales	$364	$329	$308	$118	$85	$1,204
Cost of sales	262	205	245	91	67	870
Gross margin	$102	$124	$63	$27	$18	334
Total other operating costs and expenses						57
Equity in earnings of operating affiliate						3
Operating earnings						$280

	Ammonia(2)	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Six months ended June 30, 2021
Net sales	$665	$832	$666	$241	$232	$2,636
Cost of sales	413	505	526	215	185	1,844
Gross margin	$252	$327	$140	$26	$47	792
Total other operating costs and expenses						117
Equity in earnings of operating affiliate						22
Operating earnings						$697
Six months ended June 30, 2020
Net sales	$557	$666	$543	$234	$175	$2,175
Cost of sales	435	429	438	194	141	1,637
Gross margin	$122	$237	$105	$40	$34	538
Total other operating costs and expenses						117
Equity in earnings of operating affiliate						6
Operating earnings						$427
_______________________________________________________________________________
(1)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(2)Cost of sales and gross margin for the ammonia segment in the six months ended June 30, 2021, include the $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 12—Derivative Financial Instruments for additional information.

CF INDUSTRIES HOLDINGS, INC.

17.   Subsequent Event
On August 9, 2021, we announced that CF Industries has elected to redeem on September 10, 2021, $250 million principal amount, representing one-third of the currently outstanding $750 million principal amount, of the 3.450% senior notes due 2023 (2023 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2023 Notes. We estimate, based on market interest rates on August 2, 2021, the total amount for the partial redemption of the 2023 Notes will be approximately $265 million, including accrued interest. The partial redemption of the 2023 Notes will be funded with cash on hand. See Note 11—Financing Agreements for additional information.

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
◦Our Commitment to a Clean Energy Economy
◦Market Conditions and Current Developments
◦Financial Executive Summary
◦Items Affecting Comparability of Results
•Consolidated Results of Operations
◦Second Quarter of 2021 Compared to Second Quarter of 2020
◦Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
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
Our principal assets as of June 30, 2021 include:
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

CF INDUSTRIES HOLDINGS, INC.

•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago (Trinidad) that we account for under the equity method.
Our Commitment to a Clean Energy Economy
In October 2020, we announced that we are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and blue ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and blue sources. Our approach will focus on green ammonia production, which refers to ammonia produced through a carbon-free process, and blue ammonia, which relates to ammonia produced by conventional processes but with CO2 removed through carbon capture and sequestration (CCS) and other certified carbon abatement projects. We announced an initial green ammonia project at our flagship Donaldsonville nitrogen complex to produce approximately 20,000 tons per year of green ammonia. Additionally, we are developing CCS and other carbon abatement projects across our production facilities that will enable us to produce blue ammonia.
In April 2021, we signed an engineering and procurement contract with thyssenkrupp to supply a 20 MW alkaline water electrolysis plant to produce green hydrogen at our Donaldsonville nitrogen complex. Construction and installation, which will be managed by us, is expected to begin in the second half of 2021 and to finish in 2023. The cost of the project is expected to fit within our annual capital expenditure budgets. We will integrate the green hydrogen generated by the electrolysis plant into existing ammonia synthesis loops to enable the production of approximately 20,000 tons per year of green ammonia. We believe that, when completed in 2023, the Donaldsonville green ammonia project will be the largest of its kind in North America.
Market Conditions and Current Developments
Selling Prices and Sales Volume
Our average selling price was higher in the second quarter of 2021 than in the second quarter of 2020, driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates. In the second quarter of 2021, the average selling price for our products was $307 per ton, an increase of 37%, compared to $224 per ton in the second quarter of 2020. We reported higher average selling prices in the second quarter of 2021 as compared to the second quarter of 2020 across all our segments, which drove an increase in net sales of approximately $437 million. In the six months ended June 30, 2021, the average selling price for our products was $271 per ton, or 25% higher compared to $216 per ton for the six months ended June 30, 2020. This resulted in an increase in net sales of approximately $538 million.
Our total sales volume was 4% lower in the second quarter of 2021 than in the second quarter of 2020. We shipped 5.2 million tons of product in the second quarter of 2021 compared to 5.4 million tons in last year’s second quarter due primarily to the impact of decreased supply resulting from lower production of ammonia and the resulting upgraded products. Lower sales volume drove a decrease in net sales of approximately $82 million.
We shipped 9.7 million tons of product in the first six months of 2021 compared to 10.1 million tons in the first six months of 2020, or a decline of 3%. Lower sales volume drove a decrease in net sales of approximately $138 million. The decrease in total sales volume was due primarily to the impact of decreased supply resulting from lower production in our ammonia, granular urea and AN segments in the first six months of 2021 as a result of severe weather conditions in the first quarter of 2021 due to Winter Storm Uri, which disrupted natural gas supply at certain of our facilities, and higher maintenance activity. Due to the lower production, we procured additional granular urea in order to meet customer obligations and provide additional manufacturing flexibility once production resumed. During the six months ended June 30, 2021, to meet customer obligations, we purchased 201,000 tons of granular urea for $71 million, which we sold to customers for $68 million.
We currently expect sales volumes for our products in 2021 will be approximately 19 million product tons as a result of the increase in maintenance activity due to maintenance deferred from 2020, activity previously planned to occur in 2022 and the severe weather conditions in the first quarter of 2021.

CF INDUSTRIES HOLDINGS, INC.

Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately one-third of our production costs.
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to natural gas well freeze-offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. At certain of our manufacturing locations, we reduced our natural gas consumption and therefore these plants either operated at reduced rates or temporarily suspended operations. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. As a result, we recognized a gain of $112 million, which is reflected in cost of sales in our consolidated statement of operations for the six months ended June 30, 2021.
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which is subject to volatility, directly impacts a substantial portion of our operating expenses. Natural gas prices during the first six months of 2021 were higher than in the first six months of 2020, due primarily to the impact of extreme cold weather in the first quarter of 2021, including Winter Storm Uri in February 2021, followed by above normal temperatures in the second quarter of 2021 and increased energy demand as the economy emerged from the COVID-19 pandemic. The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended June 30, 2021 was $2.88 per MMBtu compared to $1.65 per MMBtu for the three months ended June 30, 2020, an increase of 75%. The average daily market price at the Henry Hub for the six months ended June 30, 2021 was $3.13 per MMBtu compared to $1.76 per MMBtu for the six months ended June 30, 2020, an increase of 78%. As a result of Winter Storm Uri, the daily closing price at the Henry Hub reached a high of $23.61 per MMBtu on February 18, 2021.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The average daily market price of natural gas at NBP for the three months ended June 30, 2021 was $8.90 per MMBtu compared to $1.60 per MMBtu for the three months ended June 30, 2020. The price of natural gas in the United Kingdom increased in the first six months of 2021 due primarily to a tighter supply and demand balance in the global liquefied natural gas market as a result of severe cold temperatures in Asia that increased global liquefied natural gas demand and resulted in record Asian prices for liquefied natural gas, raising European market prices to compete for limited supply. The average daily market price at the NBP for the six months ended June 30, 2021 was $7.90 per MMBtu compared to $2.40 per MMBtu for the six months ended June 30, 2020, an increase of 229%. Subsequent to June 30, 2021, the average daily market price of natural gas at NBP for July 2021 was $12.37 per MMBtu.
In the second quarter of 2021, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 75% to $3.25 per MMBtu in the three months ended June 30, 2021 from $1.86 per MMBtu in the three months ended June 30, 2020. This increase in natural gas costs resulted in a decrease in gross margin of approximately $131 million. In the first half of 2021, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives and excludes the $112 million gain that resulted from the net settlement of certain natural gas contracts with our suppliers, increased 47% to $3.24 per MMBtu in the six months ended June 30, 2021 from $2.20 per MMBtu in the six months ended June 30, 2020. This increase in natural gas costs resulted in a decrease in gross margin of approximately $179 million.
Manufacturing Costs and Granular Urea Purchases
In the first half of 2021, we experienced lower production levels and higher manufacturing and maintenance costs. In response to the lower production levels, we procured granular urea in order to meet customer obligations and provide additional manufacturing flexibility. The following summarizes the impact from these activities:
•Certain of our plants operated at lower operating rates or temporarily suspended operations due to the lack of natural gas due to Winter Storm Uri or due to maintenance activity in 2021 that was deferred from 2020 as a result of the COVID-19 pandemic. Because of these factors, in the first half of 2021, we incurred higher costs for manufacturing, maintenance and repair activity for both scheduled and unscheduled downtime.
•Due to the lower production, we procured additional granular urea in order to meet customer obligations. In the first half of 2021, we purchased approximately $71 million of granular urea, which we sold to customers for $68 million.

CF INDUSTRIES HOLDINGS, INC.

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
In response to the pandemic, we instituted and have continued to enforce safety precautions to protect the health and well-being of all of our employees, including the manufacturing workforce who operate our nitrogen complexes and distribution facilities. We will continue to monitor safety guidelines related to COVID-19 as issued by governmental authorities and adjust our safety protocols, as needed.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $246 million for the three months ended June 30, 2021 compared to $190 million for the three months ended June 30, 2020, an increase in net earnings of $56 million, or 29%. The increase in net earnings was due primarily to higher average selling prices, partially offset by higher natural gas costs and higher costs related to manufacturing, maintenance and repair activity. Gross margin increased by $169 million in the second quarter of 2021 to $503 million as compared to $334 million in the second quarter of 2020. The following table and related discussion describe the significant factors that drove the increase in gross margin.

		Variance due to the following items:
	Second Quarter of 2020	Higher Average Selling Prices(1)	Volume(1)	Higher Natural Gas Costs(2)	Higher Manufacturing, Maintenance, and Other Costs	Increase in Purchased Urea(3)	Second Quarter of 2021
	(dollars in millions)
Net sales	$1,204	$437	$(82)	$—	$—	$29	$1,588
Cost of sales	870	—	(52)	131	105	31	1,085
Gross margin	$334	$437	$(30)	$(131)	$(105)	$(2)	$503
Gross margin percentage	27.7%						31.7%
_______________________________________________________________________________
(1)Selling price and volume impact of granular urea purchased to satisfy customer commitments is reflected in the Increase in Purchased Urea column.
(2)Higher natural gas costs include the impact, if any, of realized natural gas derivatives.
(3)Represents the impact of the incremental tons compared to the prior year period.
•Average selling prices increased 37% to $307 per ton in the second quarter of 2021 from $224 per ton in the second quarter of 2020, which increased gross margin by $437 million,
•Sales volume declined by 4% to 5.2 million tons in the second quarter of 2021 from 5.4 million tons in the second quarter of 2020, which reduced gross margin by $30 million,
•The cost of natural gas used for production increased 75% to $3.25 per MMBtu in the second quarter of 2021 from $1.86 per MMBtu in the second quarter of 2020, which reduced gross margin by $131 million,
•We incurred higher manufacturing, maintenance and other costs, which reduced gross margin by $105 million, due primarily to higher plant turnaround, maintenance and repair activities, and
•During the second quarter of 2021, to meet customer obligations, we purchased 104,000 tons of granular urea, an increase of 80,000 tons compared to the second quarter of 2020.
Diluted net earnings per share attributable to common stockholders increased $0.25 per share, to $1.14 per share, in the second quarter of 2021 compared to $0.89 per share in the second quarter of 2020. This increase was due primarily to higher net earnings driven by the increase in average selling prices described above.

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
In addition to the impact of market conditions, winter storms and manufacturing and maintenance activity discussed above, certain items impacted the comparability of our financial results during the three and six months ended June 30, 2021 and 2020. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended June 30, 2021 and 2020, we reported net earnings attributable to common stockholders of $246 million and $190 million, respectively. During the six months ended June 30, 2021 and 2020, we reported net earnings attributable to common stockholders of $397 million and $258 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$—	$—	$—	$—	$(6)	$(5)	$(12)	$(9)
Special COVID-19 bonus for operational workforce(1)	—	—	15	12	—	—	15	12
Loss (gain) on foreign currency transactions, including intercompany loans(2)	3	3	(5)	(4)	3	3	13	10
Engineering cost write-off(2)	—	—	8	6	—	—	8	6
Insurance proceeds(2)	—	—	—	—	—	—	(10)	(8)
Loss on debt extinguishment	—	—	—	—	6	5	—	—
Terra amended tax returns—interest income and income tax benefit(3)	—	—	(16)	(32)	—	—	(16)	(32)
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)Included in interest income and income tax provision in our consolidated statements of operations.
Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the six months ended June 30, 2021 and 2020, we recognized unrealized net mark-to-market gains of $6 million and $12 million, respectively.
Special COVID-19 bonus for operational workforce
In March 2020, a short-term bonus program was initiated to compensate operational employees for continuing their critical tasks during the COVID-19 pandemic. The bonus program concluded in June 2020. Approximately $19 million was paid as part of the program, of which approximately $15 million was recognized in cost of sales in our consolidated statement of operations for the three months ended June 30, 2020, and the remaining $4 million was recognized in the third quarter of 2020.
Loss (gain) on foreign currency transactions, including intercompany loans
In the six months ended June 30, 2021 and 2020, we recognized losses of $3 million and $13 million, respectively, which consist of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Engineering cost write-off
In June 2020, a project at one of our nitrogen complexes was cancelled and, as a result, $8 million of previously capitalized engineering costs were expensed in the three months ended June 30, 2020. The expense is reflected in other operating—net in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.

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
Terra amended tax returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns.
In the second quarter of 2020, we received IRS notices indicating the amount of tax and interest to be refunded and received with respect to the income tax and withholding tax returns. See “Liquidity and Capital Resources—Terra Amended Tax Returns,” below, for additional information. As a result, we recognized $16 million of interest income ($13 million, net of tax) and $19 million of additional income tax benefit. In addition, in the second quarter of 2020, we received U.S. Federal income tax refunds, including interest, of $108 million relating to these matters. In July 2020, we received an additional $2 million, which finalized these matters with the IRS.
In 2017, we made a Voluntary Disclosures Program filing with the Canada Revenue Agency (CRA) with respect to the Canadian tax aspects of this matter and paid additional Canadian taxes due. In late 2020, the CRA settled with us the voluntary disclosure matter, and, in the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(in millions, except per share and per MMBtu)
Net sales	$1,588	$1,204	$384	32%	$2,636	$2,175	$461	21%
Cost of sales	1,085	870	215	25%	1,844	1,637	207	13%
Gross margin	503	334	169	51%	792	538	254	47%
Gross margin percentage	31.7%	27.7%	4.0%		30.0%	24.7%	5.3%
Selling, general and administrative expenses	60	51	9	18%	115	105	10	10%
Other operating—net	4	6	(2)	(33)%	2	12	(10)	(83)%
Total other operating costs and expenses	64	57	7	12%	117	117	—	—%
Equity in earnings of operating affiliate	11	3	8	N/M	22	6	16	N/M
Operating earnings	450	280	170	61%	697	427	270	63%
Interest expense—net	46	32	14	44%	94	75	19	25%
Loss on debt extinguishment	—	—	—	—%	6	—	6	N/M
Other non-operating—net	2	(3)	5	N/M	2	(3)	5	N/M
Earnings before income taxes	402	251	151	60%	595	355	240	68%
Income tax provision	85	33	52	158%	103	46	57	124%
Net earnings	317	218	99	45%	492	309	183	59%
Less: Net earnings attributable to noncontrolling interest	71	28	43	154%	95	51	44	86%
Net earnings attributable to common stockholders	$246	$190	$56	29%	$397	$258	$139	54%
Diluted net earnings per share attributable to common stockholders	$1.14	$0.89	$0.25	28%	$1.83	$1.20	$0.63	53%
Diluted weighted-average common shares outstanding	216.6	214.6	2.0	1%	216.3	215.6	0.7	—%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.60	$0.60	$—	—%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in cost of sales(1)	$3.25	$1.86	$1.39	75%	$3.24	$2.20	$1.04	47%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.88	$1.65	$1.23	75%	$3.13	$1.76	$1.37	78%
Average daily market price of natural gas National Balancing Point (UK)	$8.90	$1.60	$7.30	N/M	$7.90	$2.40	$5.50	229%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(6)	$(12)	$6	50%
Depreciation and amortization	$243	$239	$4	2%	$447	$450	$(3)	(1)%
Capital expenditures	$110	$52	$58	112%	$181	$119	$62	52%
Sales volume by product tons (000s)	5,174	5,386	(212)	(4)%	9,738	10,074	(336)	(3)%
Production volume by product tons (000s):
Ammonia(2)	2,232	2,483	(251)	(10)%	4,711	5,153	(442)	(9)%
Granular urea	968	1,206	(238)	(20)%	2,152	2,491	(339)	(14)%
UAN (32%)	1,628	1,708	(80)	(5)%	3,317	3,307	10	—%
AN	449	546	(97)	(18)%	924	1,061	(137)	(13)%
___________________________________________________________________________
N/M—Not Meaningful
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method. Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives. For the six months ended June 30, 2021, excludes the $112 million gain on net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri in February 2021.
(2)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2021 Compared to Second Quarter of 2020

Net Sales
Our total net sales increased $384 million, or 32%, to $1.59 billion in the second quarter of 2021 compared to $1.20 billion in the second quarter of 2020 due to an increase in average selling prices, partially offset by a decrease in sales volume. Average selling prices increased by 37% due to strong market conditions, which was partially offset by a 4% decline in sales volume. The increase in net sales also reflects the sale of 104,000 tons of granular urea that we purchased during the second quarter of 2021 to meet customer obligations, an increase of 80,000 tons compared to the second quarter of 2020.
Our average selling price was $307 per ton in the second quarter of 2021, or 37% higher, compared to $224 per ton in the second quarter of 2020 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates.
Our total sales volume of 5.2 million product tons in the second quarter of 2021 was 4% lower compared to 5.4 million tons in the second quarter of 2020 as lower sales volume in our granular urea, ammonia and AN segments was offset by higher sales volume in our UAN and Other segments. Sales volume was lower as a result of lower production due to reduced plant operating rates as a result of higher plant turnaround and maintenance activity in 2021.
Cost of Sales
Our total cost of sales increased $215 million, or 25%, to $1.09 billion in the second quarter of 2021 from $870 million in the second quarter of 2020. The increase in our cost of sales was due primarily to higher costs for natural gas, which increased cost of sales by $131 million, and higher manufacturing, maintenance and other costs, which increased cost of sales by $105 million. These increases were partially offset by a decline in cost of sales of $52 million due primarily to a 4% decline in sales volume. The increase in cost of sales also reflects the purchase of 104,000 tons of granular urea to meet customer obligations, an increase of 80,000 tons compared to the second quarter of 2020.
Cost of sales averaged $210 per ton in the second quarter of 2021, a 30% increase from $162 per ton in the second quarter of 2020. The cost of natural gas used for production, including the impact of realized derivatives, increased 75% to $3.25 per MMBtu in the second quarter of 2021 from $1.86 per MMBtu in the second quarter of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9 million to $60 million in the second quarter of 2021 as compared to $51 million in the second quarter of 2020. The increase was due primarily to higher incentive compensation due to strong operating performance.
Other Operating—Net
Other operating—net was $4 million of expense in the second quarter of 2021 compared to $6 million of expense in the second quarter of 2020. The $4 million of expense in the second quarter of 2021 was due primarily to the loss on foreign currency transactions of $3 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. The $6 million of expense in the second quarter of 2020 was due primarily to $8 million of expense related to the cancellation of a project, which is more fully described in the section above titled “Items Affecting Comparability of Results—Engineering cost write-off,” partially offset by a gain on foreign currency transactions of $5 million.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $11 million in the second quarter of 2021 compared to $3 million in the second quarter of 2020. The increase in the second quarter of 2021 was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices.
Interest Expense—Net
Net interest expense was $46 million in the second quarter of 2021 compared to $32 million in the second quarter of 2020. The second quarter of 2020 included $16 million of interest income related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the three months ended June 30, 2021, we recorded an income tax provision of $85 million on pre-tax income of $402 million, or an effective tax rate of 21.2%, compared to an income tax provision of $33 million on pre-tax income of $251 million, or an effective tax rate of 13.4%, for the three months ended June 30, 2020. For the three months ended June 30, 2020, our income tax provision includes a $19 million benefit related to the settlement of the audit of the Terra Amended Tax Returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2021 of 21.2%, which is based on pre-tax income of $402 million, including $71 million of earnings attributable to the noncontrolling interest, would be 4.6 percentage points higher, or 25.8%, if based on pre-tax income exclusive of the $71 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2020 of 13.4%, which is based on pre-tax income of $251 million, including $28 million attributable to the noncontrolling interest, would be 1.6 percentage points higher, or 15.0%, if based on pre-tax income exclusive of the $28 million attributable to the noncontrolling interest. See Note 9—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $43 million to $71 million in the second quarter of 2021 as compared to $28 million in the second quarter of 2020 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $0.25 to $1.14 per diluted share in the second quarter of 2021 from $0.89 per diluted share in the second quarter of 2020. This increase was due primarily to higher net earnings, driven by the increase in average selling prices described above.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales
Our total net sales increased $461 million, or 21%, to $2.64 billion in the first six months of 2021 as compared to $2.18 billion in the first six months of 2020 due to a 25% increase in average selling prices, partially offset by a 3% decrease in sales volume. The increase in net sales also reflects the sale of 201,000 tons of granular urea that we purchased during the first half of 2021 to meet customer obligations, an increase of 177,000 tons compared to the first half of 2020.
Average selling prices were $271 per ton in the first six months of 2021, or 25% higher compared to $216 per ton in the first six months of 2020 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates.
Our total sales volume of 9.7 million product tons in the first six months of 2021 was 3% lower compared to 10.1 million product tons in the first six months of 2020 as a result of lower production due to the temporary idling of certain plants due to Winter Storm Uri and reduced plant operating rates as a result of higher plant turnaround, maintenance and repair activities in 2021.
Cost of Sales
Our total cost of sales increased $207 million, or 13%, to $1.84 billion in the first six months of 2021 as compared to $1.64 billion in the first six months of 2020. The increase in our cost of sales was due primarily to higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $179 million, higher manufacturing, maintenance and other costs, which increased cost of sales by $168 million, and higher costs for purchased products as we purchased $71 million of granular urea during the first half of 2021 to meet customer obligations.
These increases were partially offset by the $112 million gain we recognized from the net settlement of certain natural gas contracts with our suppliers in February 2021 due to Winter Storm Uri as described above under the heading “Natural Gas” in the section titled “Market Conditions and Current Developments.” The $112 million gain on the net settlement of certain natural gas contracts in February 2021 is reflected in, and had the effect of reducing, our cost of sales in the first six months of

CF INDUSTRIES HOLDINGS, INC.

2021. In addition, there was a $98 million decline in cost of sales in the first six months of 2021, as compared to the first six months of 2020, due primarily to a 3% decline in sales volume.
Cost of sales averaged $189 per ton in the first six months of 2021, a 17% increase from $161 per ton in the first six months of 2020. The cost of natural gas used for production, including the impact of realized derivatives, increased 47% to $3.24 per MMBtu in the first six months of 2021 from $2.20 per MMBtu in the first six months of 2020. The cost of natural gas used for production of $3.24 per MMBtu in the first half of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10 million to $115 million in the first six months of 2021 as compared to $105 million in the first six months of 2020. The increase was due primarily to higher incentive compensation due to strong operating performance.
Other Operating—Net
Other operating—net was $2 million of expense in the first six months of 2021 compared to $12 million of expense in the first six months of 2020. The expense in the first six months of 2020 includes $8 million of expense related to the cancellation of a project, which is more fully described in the section above titled “Items Affecting Comparability of Results—Engineering cost write-off,” and foreign currency transaction losses of $13 million, due to the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. These factors were partially offset by insurance proceeds of $10 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $22 million in the first six months of 2021 compared to $6 million in the first six months of 2020. The increase was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices.
Interest Expense—Net
Net interest expense increased by $19 million to $94 million in the first six months of 2021 compared to $75 million in the first six months of 2020. The increase is due to $16 million of interest income in 2020 related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
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
Income Taxes
For the six months ended June 30, 2021, we recorded an income tax provision of $103 million on pre-tax income of $595 million, or an effective tax rate of 17.4%, compared to an income tax provision of $46 million on pre-tax income of $355 million, or an effective tax rate of 13.1%, for the six months ended June 30, 2020.
For the six months ended June 30, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits. For the six months ended June 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2021 of 17.4%, which is based on pre-tax income of $595 million, including $95 million attributable to the noncontrolling interest, would be 3.3 percentage points higher, or 20.7%, if based on pre-tax

CF INDUSTRIES HOLDINGS, INC.

income exclusive of the $95 million attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2020 of 13.1%, which is based on pre-tax income of $355 million, including $51 million attributable to the noncontrolling interest, would be 2.1 percentage points higher, or 15.2%, if based on pre-tax income exclusive of the $51 million attributable to the noncontrolling interest. See Note 9—Income Taxes and Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased 86% to $95 million in the first six months of 2021 from $51 million in the first six months of 2020 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance as higher global energy costs drove lower global operating rates.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased 53% to $1.83 per diluted share in the first six months of 2021 from $1.20 per diluted share in the first six months of 2020. This increase is due primarily to the increase in net earnings, driven by higher average selling prices, as described above.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. The following tables present summary operating results by business segment and the major drivers of the variance in net sales, cost of sales and gross margin:

		Variance due to the following items:
	Second Quarter of 2020	Higher Average Selling Prices(1)	Volume(1)	Higher Natural Gas Costs(2)	Unrealized MTM on natural gas derivatives	Higher Manufacturing, Maintenance and Other Costs	Increase in Purchased Urea(3)	Second Quarter of 2021
	(dollars in millions)
Consolidated
Net sales	$1,204	$437	$(82)	$—	$—	$—	$29	$1,588
Cost of sales	870	—	(52)	131	—	105	31	1,085
Gross margin	$334	$437	$(30)	$(131)	$—	$(105)	$(2)	$503
Gross margin percentage	27.7%							31.7%
Ammonia
Net sales	$364	$121	$(26)	$—	$—	$—	$—	$459
Cost of sales	262	—	(13)	38	—	46	—	333
Gross margin	$102	$121	$(13)	$(38)	$—	$(46)	$—	$126
Gross margin percentage	28.0%							27.5%
Granular Urea
Net sales	$329	$144	$(69)	$—	$—	$—	$29	$433
Cost of sales	205	—	(40)	27	—	18	31	241
Gross margin	$124	$144	$(29)	$(27)	$—	$(18)	$(2)	$192
Gross margin percentage	37.7%							44.3%
UAN
Net sales	$308	$104	$22	$—	$—	$—	$—	$434
Cost of sales	245	—	13	36	1	1	—	296
Gross margin	$63	$104	$9	$(36)	$(1)	$(1)	$—	$138
Gross margin percentage	20.5%							31.8%
AN
Net sales	$118	$34	$(16)	$—	$—	$—	$—	$136
Cost of sales	91	—	(11)	19	(1)	22	—	120
Gross margin	$27	$34	$(5)	$(19)	$1	$(22)	$—	$16
Gross margin percentage	22.9%							11.8%
Other
Net sales	$85	$34	$7	$—	$—	$—	$—	$126
Cost of sales	67	—	(1)	11	—	18	—	95
Gross margin	$18	$34	$8	$(11)	$—	$(18)	$—	$31
Gross margin percentage	21.2%							24.6%

CF INDUSTRIES HOLDINGS, INC.

		Variance due to the following items:
	Six Months Ended June 30, 2020	Higher Average Selling Prices(1)	Volume(1)	Higher Natural Gas Costs(2)	Unrealized MTM on natural gas derivatives	Higher Manufacturing, Maintenance and Other Costs	Increase in Purchased Urea(3)	Gain on Net Settlement of Natural Gas Contracts	Six Months Ended June 30, 2021
	(dollars in millions)
Consolidated
Net sales	$2,175	$538	$(138)	$—	$—	$—	$61	$—	$2,636
Cost of sales	1,637	—	(98)	179	6	168	64	(112)	1,844
Gross margin	$538	$538	$(40)	$(179)	$(6)	$(168)	$(3)	$112	$792
Gross margin percentage	24.7%								30.0%
Ammonia
Net sales	$557	$151	$(43)	$—	$—	$—	$—	$—	$665
Cost of sales	435	—	(26)	43	2	71	—	(112)	413
Gross margin	$122	$151	$(17)	$(43)	$(2)	$(71)	$—	$112	$252
Gross margin percentage	21.9%								37.9%
Granular Urea
Net sales	$666	$210	$(105)	$—	$—	$—	$61	$—	$832
Cost of sales	429	—	(62)	43	2	29	64	—	505
Gross margin	$237	$210	$(43)	$(43)	$(2)	$(29)	$(3)	$—	$327
Gross margin percentage	35.6%								39.3%
UAN
Net sales	$543	$81	$42	$—	$—	$—	$—	$—	$666
Cost of sales	438	—	25	50	2	11	—	—	526
Gross margin	$105	$81	$17	$(50)	$(2)	$(11)	$—	$—	$140
Gross margin percentage	19.3%								21.0%
AN
Net sales	$234	$46	$(39)	$—	$—	$—	$—	$—	$241
Cost of sales	194	—	(31)	27	—	25	—	—	215
Gross margin	$40	$46	$(8)	$(27)	$—	$(25)	$—	$—	$26
Gross margin percentage	17.1%								10.8%
Other
Net sales	$175	$50	$7	$—	$—	$—	$—	$—	$232
Cost of sales	141	—	(4)	16	—	32	—	—	185
Gross margin	$34	$50	$11	$(16)	$—	$(32)	$—	$—	$47
Gross margin percentage	19.4%								20.3%
_______________________________________________________________________________
(1)Selling price and volume impact of granular urea purchased to satisfy customer commitments is reflected in the Increase in Purchased Urea column.
(2)Higher natural gas costs include the impact, if any, of realized natural gas derivatives.
(3)Represents the impact of the incremental tons compared to the prior year period.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$459	$364	$95	26%	$665	$557	$108	19%
Cost of sales	333	262	71	27%	413	435	(22)	(5)%
Gross margin	$126	$102	$24	24%	$252	$122	$130	107%
Gross margin percentage	27.5%	28.0%	(0.5)%		37.9%	21.9%	16.0%
Sales volume by product tons (000s)	1,036	1,118	(82)	(7)%	1,719	1,880	(161)	(9)%
Sales volume by nutrient tons (000s)(1)	850	917	(67)	(7)%	1,410	1,542	(132)	(9)%
Average selling price per product ton	$443	$326	$117	36%	$387	$296	$91	31%
Average selling price per nutrient ton(1)	$540	$397	$143	36%	$472	$361	$111	31%
Gross margin per product ton	$122	$91	$31	34%	$147	$65	$82	126%
Gross margin per nutrient ton(1)	$148	$111	$37	33%	$179	$79	$100	127%
Depreciation and amortization	$61	$60	$1	2%	$97	$99	$(2)	(2)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(2)	$(4)	$2	50%
_______________________________________________________________________________
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2021 Compared to Second Quarter of 2020
Net Sales.    Net sales in our ammonia segment increased by $95 million, or 26%, to $459 million in the second quarter of 2021 from $364 million in the second quarter of 2020 due primarily to a 36% increase in average selling prices, partially offset by a 7% decrease in sales volume. Average selling prices increased to $443 per ton in the second quarter of 2021 compared to $326 per ton in the second quarter of 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production, due to higher plant turnaround and maintenance activity in 2021.
Cost of Sales.    Cost of sales in our ammonia segment averaged $321 per ton in the second quarter of 2021, a 37% increase from $235 per ton in the second quarter of 2020. The increase is due primarily to higher realized natural gas costs, higher costs related to plant turnaround and maintenance activity, and a higher cost for purchased ammonia from our joint venture in Trinidad.
Gross Margin.    Gross margin in our ammonia segment increased by $24 million to $126 million in the second quarter of 2021 from $102 million in the second quarter of 2020, and our gross margin percentage was 27.5% in the second quarter of 2021 compared to 28.0% in the second quarter of 2020. The increase in gross margin was due primarily to a 36% increase in average selling prices, which increased gross margin by $121 million. This factor was partially offset by the impact of a $46 million net increase in manufacturing, maintenance and other costs, an increase in realized natural gas costs, which reduced gross margin by $38 million, and a 7% decrease in sales volume, which decreased gross margin by $13 million.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales.    Net sales in our ammonia segment increased by $108 million, or 19%, to $665 million in the six months ended June 30, 2021 from $557 million in the six months ended June 30, 2020 due primarily to a 31% increase in average selling prices, partially offset by a 9% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply

CF INDUSTRIES HOLDINGS, INC.

availability resulting from reduced production due to higher plant turnaround and maintenance activity, including the impact of Winter Storm Uri.
Cost of Sales.    Cost of sales in our ammonia segment averaged $240 per ton in the six months ended June 30, 2021, a 4% increase from $231 per ton in the six months ended June 30, 2020. The increase is due primarily to higher realized natural gas costs, a higher cost for purchased ammonia from our joint venture in Trinidad, and higher maintenance and repair activity, partially offset by the impact of the $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021. See “Market Conditions and Current Developments” above, for additional information on the operational impact of Winter Storm Uri.
Gross Margin.    Gross margin in our ammonia segment increased by $130 million to $252 million in the six months ended June 30, 2021 from $122 million in the six months ended June 30, 2020, and our gross margin percentage was 37.9% in the six months ended June 30, 2021 compared to 21.9% in the six months ended June 30, 2020. The increase in gross margin was due primarily to a 31% increase in average selling prices, which increased gross margin by $151 million, and the $112 million gain on the net settlement of certain natural gas contracts in February 2021. These factors were partially offset by a $71 million net increase in manufacturing, maintenance and other costs, an increase in realized natural gas costs, which decreased gross margin by $43 million, a 9% decrease in sales volume, which decreased gross margin by $17 million, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2021 compared to a $4 million gain in the six months ended June 30, 2020.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$433	$329	$104	32%	$832	$666	$166	25%
Cost of sales	241	205	36	18%	505	429	76	18%
Gross margin	$192	$124	$68	55%	$327	$237	$90	38%
Gross margin percentage	44.3%	37.7%	6.6%		39.3%	35.6%	3.7%
Sales volume by product tons (000s)	1,092	1,314	(222)	(17)%	2,412	2,695	(283)	(11)%
Sales volume by nutrient tons (000s)(1)	502	604	(102)	(17)%	1,109	1,239	(130)	(10)%
Average selling price per product ton	$397	$250	$147	59%	$345	$247	$98	40%
Average selling price per nutrient ton(1)	$863	$545	$318	58%	$750	$538	$212	39%
Gross margin per product ton	$176	$94	$82	87%	$136	$88	$48	55%
Gross margin per nutrient ton(1)	$382	$205	$177	86%	$295	$191	$104	54%
Depreciation and amortization	$55	$66	$(11)	(17)%	$121	$138	$(17)	(12)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(2)	$(4)	$2	50%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2021 Compared to Second Quarter of 2020
Net Sales.    Net sales in our granular urea segment increased $104 million, or 32%, to $433 million in the second quarter of 2021 from $329 million in the second quarter of 2020 due primarily to a 59% increase in average selling prices, partially offset by a 17% decrease in sales volume. Average selling prices increased to $397 per ton in the second quarter of 2021 compared to $250 per ton in the second quarter of 2020 due primarily to a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production due to the impact of maintenance and repair activity. Due to the reduced production, we purchased additional granular urea, which we sold for $36 million, to meet customer obligations.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our granular urea segment averaged $221 per ton in the second quarter of 2021, a 42% increase from $156 per ton in the second quarter of 2020, due primarily to higher realized natural gas costs and higher costs related to maintenance and repair activity. In addition, we purchased $38 million of granular urea in the second quarter of 2021 to meet customer obligations.
Gross Margin.    Gross margin in our granular urea segment increased by $68 million to $192 million in the second quarter of 2021 from $124 million in the second quarter of 2020, and our gross margin percentage was 44.3% in the second quarter of 2021 compared to 37.7% in the second quarter of 2020. The increase in gross margin was due primarily to a 59% increase in average selling prices, which increased gross margin by $144 million. This factor was partially offset by a 17% decrease in sales volume, which decreased gross margin by $29 million, the impact of an increase in realized natural gas costs, which decreased gross margin by $27 million, and an $18 million net increase in other manufacturing and distribution costs. In addition, we experienced lower production during the second quarter of 2021 and purchased 104,000 tons of granular urea to meet customer obligations, which had the impact of reducing our gross margin percentage in our granular urea segment by 4.6 percentage points.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales.    Net sales in our granular urea segment increased $166 million, or 25%, to $832 million in the six months ended June 30, 2021 from $666 million in the six months ended June 30, 2020 due primarily to a 40% increase in average selling prices, partially offset by an 11% decrease in sales volume. Average selling prices increased to $345 per ton in the six months ended June 30, 2021 compared to $247 per ton in the six months ended June 30, 2020 due primarily to a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production due to the impact of Winter Storm Uri and maintenance and repair activity. Due to the reduced production, we purchased granular urea, which we sold for $68 million, to meet customer obligations.
Cost of Sales.    Cost of sales in our granular urea segment averaged $209 per ton in the six months ended June 30, 2021, a 31% increase from $159 per ton in the six months ended June 30, 2020, due primarily to higher realized natural gas costs and higher costs related to maintenance and repair activity due primarily to Winter Storm Uri. In addition, we purchased $71 million of granular urea to meet customer obligations.
Gross Margin.    Gross margin in our granular urea segment increased by $90 million to $327 million in the six months ended June 30, 2021 from $237 million in the six months ended June 30, 2020, and our gross margin percentage was 39.3% in the six months ended June 30, 2021 compared to 35.6% in the six months ended June 30, 2020. The increase in gross margin was due to a 40% increase in average selling prices, which increased gross margin by $210 million. This factor was partially offset by an 11% decrease in sales volume, which decreased gross margin by $43 million, higher realized natural gas costs, which decreased gross margin by $43 million, a $29 million net increase in manufacturing, maintenance and other costs, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2021 compared to a $4 million gain in the six months ended June 30, 2020. In addition, we experienced lower production during the six months ended June 30, 2021 and purchased 201,000 tons of granular urea to meet customer obligations, which had the impact of reducing our gross margin percentage in our granular urea segment by 3.9 percentage points.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$434	$308	$126	41%	$666	$543	$123	23%
Cost of sales	296	245	51	21%	526	438	88	20%
Gross margin	$138	$63	$75	119%	$140	$105	$35	33%
Gross margin percentage	31.8%	20.5%	11.3%		21.0%	19.3%	1.7%
Sales volume by product tons (000s)	1,949	1,840	109	6%	3,463	3,230	233	7%
Sales volume by nutrient tons (000s)(1)	612	580	32	6%	1,088	1,016	72	7%
Average selling price per product ton	$223	$167	$56	34%	$192	$168	$24	14%
Average selling price per nutrient ton(1)	$709	$531	$178	34%	$612	$534	$78	15%
Gross margin per product ton	$71	$34	$37	109%	$40	$33	$7	21%
Gross margin per nutrient ton(1)	$225	$109	$116	106%	$129	$103	$26	25%
Depreciation and amortization	$76	$65	$11	17%	$132	$117	$15	13%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$(2)	$(4)	$2	50%
_______________________________________________________________________________
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2021 Compared to Second Quarter of 2020
Net Sales.    Net sales in our UAN segment increased $126 million, or 41%, to $434 million in the second quarter of 2021 from $308 million in the second quarter of 2020 due primarily to a 34% increase in average selling prices and a 6% increase in sales volume. Average selling prices increased to $223 per ton in the second quarter of 2021 compared to $167 per ton in the second quarter of 2020 due primarily to a tighter global nitrogen supply and demand balance. Sales volume was higher due primarily to higher demand resulting in a drawdown of our inventory.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the second quarter of 2021, a 14% increase from $133 per ton in the second quarter of 2020, due primarily to the impact of higher realized natural gas costs and higher costs related to maintenance and repair activity.
Gross Margin.    Gross margin in our UAN segment increased by $75 million to $138 million in the second quarter of 2021 from $63 million in the second quarter of 2020, and our gross margin percentage was 31.8% in the second quarter of 2021 compared to 20.5% in the second quarter of 2020. The increase in gross margin was due to a 34% increase in average selling prices, which increased gross margin by $104 million, and a 6% increase in sales volume, which increased gross margin by $9 million. These factors were partially offset by higher realized natural gas costs, which decreased gross margin by $36 million, a $1 million net increase in manufacturing, maintenance and other costs, and the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales.    Net sales in our UAN segment increased $123 million, or 23%, to $666 million in the six months ended June 30, 2021 from $543 million in the six months ended June 30, 2020 due primarily to a 14% increase in average selling prices and a 7% increase in sales volume. Average selling prices increased to $192 per ton in the six months ended June 30, 2021 compared to $168 per ton in the six months ended June 30, 2020, due primarily to a tighter global nitrogen supply and demand balance. The increase in sales volume was due to higher demand resulting in a drawdown of our inventory.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the six months ended June 30, 2021, a 13% increase from $135 per ton in the six months ended June 30, 2020. The increase was due primarily to the impact of higher realized natural gas costs and higher costs related to maintenance and repair activity.

CF INDUSTRIES HOLDINGS, INC.

Gross Margin.    Gross margin in our UAN segment increased by $35 million to $140 million in the six months ended June 30, 2021 from $105 million in the six months ended June 30, 2020, and our gross margin percentage was 21.0% in the six months ended June 30, 2021 compared to 19.3% in the six months ended June 30, 2020. The increase in gross margin was due to a 14% increase in average selling prices, which increased gross margin by $81 million, and a 7% increase in sales volume, which increased gross margin by $17 million. These factors were partially offset by higher realized natural gas costs, which decreased gross margin by $50 million, an $11 million net increase in manufacturing, maintenance and other costs, and the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2021 compared to a $4 million gain in the six months ended June 30, 2020.
Antidumping and Countervailing Duty Investigations
On June 30, 2021, we filed petitions with the U.S. Department of Commerce (Commerce) and the U.S. International Trade Commission (ITC) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad. We requested the investigations due to the harm we believe the domestic UAN industry has experienced from dumped and unfairly subsidized imports from these two countries. The ITC instituted preliminary phase injury investigations on July 1, 2021 and Commerce initiated antidumping and countervailing duty investigations on July 20, 2021. The ITC is scheduled to take a preliminary vote on August 13, 2021 on whether there is a reasonable indication that the U.S. UAN industry is materially injured or threatened with material injury by reason of imports of UAN from Russia and Trinidad. If the ITC preliminary determination is negative, the ITC and Commerce investigations will be terminated and no antidumping or countervailing duties will be imposed on imports of UAN from Russia or Trinidad. If the ITC preliminary determination is affirmative, Commerce will proceed with its preliminary and final determinations on whether and to what extent these imports are dumped and unfairly subsidized. If any of Commerce’s final determinations are affirmative, the ITC will make a final determination as to whether the unfairly traded imports materially injure or threaten material injury to the domestic UAN industry. If the ITC makes affirmative final determinations, then Commerce can impose duties equal to the level of dumping and unfair subsidies it has found. At this time, we cannot predict the outcome of the proceedings, including whether antidumping or countervailing duties will be imposed on imports from either country, or the rate of any such duties.
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
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$136	$118	$18	15%	$241	$234	$7	3%
Cost of sales	120	91	29	32%	215	194	21	11%
Gross margin	$16	$27	$(11)	(41)%	$26	$40	$(14)	(35)%
Gross margin percentage	11.8%	22.9%	(11.1)%		10.8%	17.1%	(6.3)%
Sales volume by product tons (000s)	501	576	(75)	(13)%	939	1,123	(184)	(16)%
Sales volume by nutrient tons (000s)(1)	171	195	(24)	(12)%	318	379	(61)	(16)%
Average selling price per product ton	$271	$205	$66	32%	$257	$208	$49	24%
Average selling price per nutrient ton(1)	$795	$605	$190	31%	$758	$617	$141	23%
Gross margin per product ton	$32	$47	$(15)	(32)%	$28	$36	$(8)	(22)%
Gross margin per nutrient ton(1)	$94	$138	$(44)	(32)%	$82	$106	$(24)	(23)%
Depreciation and amortization	$22	$25	$(3)	(12)%	$41	$51	$(10)	(20)%
Unrealized net mark-to-market loss on natural gas derivatives	$—	$1	$(1)	(100)%	$—	$—	$—	—%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2021 Compared to Second Quarter of 2020
Net Sales.    Net sales in our AN segment increased $18 million, or 15%, to $136 million in the second quarter of 2021 from $118 million in the second quarter of 2020 due primarily to a 32% increase in average selling prices, partially offset by a 13% decrease in sales volume. Average selling prices increased to $271 per ton in the second quarter of 2021 compared to $205 per ton in the second quarter of 2020 due primarily to a tighter global nitrogen supply and demand balance. Sales volume declined due primarily to lower supply availability resulting from reduced production, due to plant turnaround activity.
Cost of Sales.    Cost of sales in our AN segment averaged $239 per ton in the second quarter of 2021, a 51% increase from $158 per ton in the second quarter of 2020. The increase was due primarily to higher realized natural gas costs and higher costs related to plant turnaround activity. Natural gas costs increased in both the United States and the United Kingdom in 2021 due to increased energy demand as both economies emerged from the COVID-19 pandemic. For example, as measured by the average daily market price of natural gas at the NBP, the major natural gas trading point for the United Kingdom, natural gas prices increased to $8.90 per MMBtu in the second quarter of 2021 from $1.60 per MMBtu in the second quarter of 2020.
Gross Margin.    Gross margin in our AN segment decreased $11 million, or 41%, to $16 million in the second quarter of 2021 from $27 million in the second quarter of 2020, and our gross margin percentage was 11.8% in the second quarter of 2021 compared to 22.9% in the second quarter of 2020. The decrease in gross margin was due to a net increase of $22 million in manufacturing, maintenance and other costs, an increase in realized natural gas costs, which decreased gross margin by $19 million, and a 13% decrease in sales volume, which decreased gross margin by $5 million. These factors were partially offset by a 32% increase in average selling prices, which increased gross margin by $34 million, and the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales.    Net sales in our AN segment increased $7 million, or 3%, to $241 million in the six months ended June 30, 2021 from $234 million in the six months ended June 30, 2020 due primarily to a 24% increase in average selling prices, partially offset by a 16% decrease in sales volume. Average selling prices increased to $257 per ton in the six months ended June 30, 2021 compared to $208 per ton in the six months ended June 30, 2020 due primarily to a tighter global nitrogen supply and demand balance. The decrease in sales volume was due to lower supply availability as a result of reduced production.
Cost of Sales.     Cost of sales in our AN segment averaged $229 per ton in the six months ended June 30, 2021, a 33% increase from $172 per ton in the six months ended June 30, 2020. The increase was due primarily to higher realized natural gas costs and higher costs related to plant maintenance activity.
Gross Margin.    Gross margin in our AN segment decreased by $14 million, or 35%, to $26 million in the six months ended June 30, 2021 from $40 million in the six months ended June 30, 2020, and our gross margin percentage was 10.8% in the six months ended June 30, 2021 compared to 17.1% in the six months ended June 30, 2020. The decrease in gross margin was due to an increase in realized natural gas costs, which decreased gross margin by $27 million, a net increase of $25 million in manufacturing, maintenance and other costs, and a 16% decrease in sales volume, which decreased gross margin by $8 million. These factors were partially offset by a 24% increase in average selling prices, which increased gross margin by $46 million.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$126	$85	$41	48%	$232	$175	$57	33%
Cost of sales	95	67	28	42%	185	141	44	31%
Gross margin	$31	$18	$13	72%	$47	$34	$13	38%
Gross margin percentage	24.6%	21.2%	3.4%		20.3%	19.4%	0.9%
Sales volume by product tons (000s)	596	538	58	11%	1,205	1,146	59	5%
Sales volume by nutrient tons (000s)(1)	119	108	11	10%	241	228	13	6%
Average selling price per product ton	$211	$158	$53	34%	$193	$153	$40	26%
Average selling price per nutrient ton(1)	$1,059	$787	$272	35%	$963	$768	$195	25%
Gross margin per product ton	$52	$33	$19	58%	$39	$30	$9	30%
Gross margin per nutrient ton(1)	$261	$167	$94	56%	$195	$149	$46	31%
Depreciation and amortization	$23	$17	$6	35%	$45	$34	$11	32%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2021 Compared to Second Quarter of 2020
Net Sales.    Net sales in our Other segment increased by $41 million, or 48%, to $126 million in the second quarter of 2021 from $85 million in the second quarter of 2020 due primarily to a 34% increase in average selling prices and an 11% increase in sales volume. The increase in average selling prices was due primarily to a tighter global nitrogen supply and demand balance. The increase in sales volume was due primarily to higher DEF and nitric acid sales volumes, partially offset by lower NPK sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $159 per ton in the second quarter of 2021, a 27% increase from $125 per ton in the second quarter of 2020, due primarily to higher realized natural gas costs and higher costs related to plant maintenance activity.
Gross Margin.    Gross margin in our Other segment increased by $13 million, or 72%, to $31 million in the second quarter of 2021 from $18 million in the second quarter of 2020, and our gross margin percentage was 24.6% in the second quarter of 2021 compared to 21.2% in the second quarter of 2020. The increase in gross margin was due to a 34% increase in average selling prices, which increased gross margin by $34 million, and an 11% increase in sales volume, which increased gross margin by $8 million. These factors were partially offset by an $18 million net increase in manufacturing, maintenance and other costs, and an increase in realized natural gas costs, which decreased gross margin by $11 million.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales.    Net sales in our Other segment increased by $57 million, or 33%, to $232 million in the six months ended June 30, 2021 from $175 million in the six months ended June 30, 2020 due primarily to a 26% increase in average selling prices and a 5% increase in sales volume. The increase in average selling prices was due primarily to a tighter global nitrogen

CF INDUSTRIES HOLDINGS, INC.

supply and demand balance. The increase in sales volume was due primarily to higher DEF and nitric acid sales volumes, partially offset by lower NPK volume.
Cost of Sales.    Cost of sales in our Other segment averaged $154 per ton in the six months ended June 30, 2021, a 25% increase from $123 per ton in the six months ended June 30, 2020 due primarily to higher costs related to plant maintenance activity and higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $13 million, or 38%, to $47 million in the six months ended June 30, 2021 from $34 million in the six months ended June 30, 2020, and our gross margin percentage was 20.3% in the six months ended June 30, 2021 compared to 19.4% in the six months ended June 30, 2020. The increase in gross margin was due to a 26% increase in average selling prices, which increased gross margin by $50 million, and a 5% increase in sales volume, which increased gross margin by $11 million. These factors were partially offset by a $32 million net increase in manufacturing, maintenance and other costs and an increase in realized natural gas costs, which decreased gross margin by $16 million.

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
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes, in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million in the six months ended June 30, 2021, primarily consisting of a premium paid on the early redemption of the notes.
On August 9, 2021, we announced that our wholly owned subsidiary CF Industries has elected to redeem on September 10, 2021, $250 million principal amount, representing one-third of the currently outstanding $750 million principal amount, of the 3.450% senior notes due 2023 (the 2023 Notes), in accordance with the optional redemption provisions provided in the indenture governing the 2023 Notes. See discussion under “Debt,” below, for further information.
As of June 30, 2021, our cash and cash equivalents balance was $777 million, an increase of $94 million from $683 million at December 31, 2020. At June 30, 2021, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $181 million in the first six months of 2021 compared to $119 million in the first six months of 2020.
We currently anticipate that capital expenditures for the full year of 2021 will be in the range of $500 million, which includes expenditures for our green ammonia project at our Donaldsonville manufacturing complex and reflects higher capital spending due to maintenance deferred from 2020 as well as activity that was previously planned to occur in 2022. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.

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
As of June 30, 2021, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2021 or December 31, 2020, or during the six months ended June 30, 2021. Maximum borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 was 2.05%. Borrowings under the Revolving Credit Agreement as of March 31, 2020 were repaid in full in April 2020.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of June 30, 2021, approximately $222 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2021 and December 31, 2020 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2021		December 31, 2020
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$750	$748	$750	$748
5.150% due March 2034	5.279%	750	741	750	741
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	—	—	250	249
4.500% due December 2026	4.759%	750	741	750	740
Total long-term debt		$3,750	$3,713	$4,000	$3,961
Less: Current maturities of long-term debt		—	—	250	249
Long-term debt, net of current maturities		$3,750	$3,713	$3,750	$3,712
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $9 million as of both June 30, 2021 and December 31, 2020, and total deferred debt issuance costs were $28 million and $30 million as of June 30, 2021 and December 31, 2020, respectively.
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
On August 9, 2021, we announced that CF Industries has elected to redeem on September 10, 2021, $250 million principal amount, representing one-third of the currently outstanding $750 million principal amount, of the 2023 Notes, in accordance with the optional redemption provisions provided in the indenture governing the 2023 Notes. We estimate, based on market interest rates on August 2, 2021, the total amount for the partial redemption of the 2023 Notes will be approximately $265 million, including accrued interest. The partial redemption of the 2023 Notes will be funded with cash on hand. See Note 11—Financing Agreements for additional information.
Senior Secured Notes
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million in the six months ended June 30, 2021, primarily consisting of a premium paid on the early redemption of the notes.
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

CF INDUSTRIES HOLDINGS, INC.

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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2021 and December 31, 2020, we had $9 million and $130 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions, our customers’ outlook of future market fundamentals and seasonality. During periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2021, our open natural gas derivative contracts consisted of natural gas basis swaps for 6.8 million MMBtus. As of December 31, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus.
Defined Benefit Pension Plans
We contributed $14 million to our pension plans during the six months ended June 30, 2021. Over the remainder of 2021, we expect to contribute an additional $26 million to our pension plans, or a total of approximately $40 million for the full year 2021.

CF INDUSTRIES HOLDINGS, INC.

Distribution to Noncontrolling Interest in CFN
On July 30, 2021, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2021 in accordance with CFN’s limited liability company agreement. On July 30, 2021, CFN distributed $130 million to CHS for the distribution period ended June 30, 2021.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2021 was $706 million, a decrease of $12 million compared to $718 million in the first six months of 2020. The decrease in cash flow from operations was due primarily to unfavorable changes in net working capital, partially offset by higher net earnings. During the first six months of 2021, net changes in working capital reduced cash flow from operations by $182 million, while in the first six months of 2020 net changes in working capital contributed $77 million to cash flow from operations. The decreased cash flow from working capital changes was primarily driven by accounts receivable and customer advances. The increase in net earnings was due primarily to higher average selling prices and the $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021, partially offset by higher costs related to manufacturing, maintenance and repair activity.
Investing Activities
Net cash used in investing activities was $182 million in the first six months of 2021 as compared to $117 million in the first six months of 2020. During the first six months of 2021, capital expenditures totaled $181 million compared to $119 million in the first six months of 2020.
Financing Activities
Net cash used in financing activities was $433 million in the first six months of 2021 compared to $323 million in the first six months of 2020. In the first six months of 2021, no shares of common stock were repurchased compared to $100 million in the first six months of 2020. Dividends paid on common stock was $130 million in the first six months of 2021 compared to $129 million in the first six months of 2020. Distributions to noncontrolling interest totaled $64 million in the first six months of 2021 as compared to $88 million in the first six months of 2020.
Terra Amended Tax Returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns.
In the second quarter of 2020, we received IRS notices indicating the amount of tax and interest to be refunded and received with respect to the income tax and withholding tax returns. As a result of these events, we recognized $16 million of interest income ($13 million, net of tax) and $19 million of additional income tax benefit. In addition, in the second quarter of 2020, we received U.S. Federal income tax refunds, including interest, of $108 million relating to these matters. In July 2020, we received an additional $2 million, which finalized these matters with the IRS.
In 2017, we made a Voluntary Disclosures Program filing with the Canada Revenue Agency (CRA) with respect to the Canadian tax aspects of this matter and paid additional Canadian taxes due. In late 2020, the CRA settled with us the voluntary disclosure matter, and, in the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.
Canada Revenue Agency Notices of Reassessment
In 2016, the Canada Revenue Agency (CRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage allocations. We filed notices of objection with respect to these reassessments with the CRA and posted letters of credit, which serve as security until the matter is resolved. In 2018, the matter was accepted for consideration under the bilateral settlement provisions of the US-Canada Tax Treaty (the Treaty) by the United States and Canadian competent authorities. In the second quarter of 2021, the Company entered the matter into a binding arbitration process under the terms of the Treaty. The arbitration decision will be issued no later than the first quarter of 2022.

CF INDUSTRIES HOLDINGS, INC.

If we accept the arbitration decision, the associated letters of credit would be cancelled and we may owe additional tax and interest to one taxing jurisdiction, which would likely be due in the second quarter of 2022. Simultaneously, pursuant to the arbitration determination, the Company would file amended tax returns for the relevant tax years with the second taxing jurisdiction to recover taxes overpaid and would receive interest on the overpayment. The payment of tax and interest, and the subsequent receipt of tax and interest refunds, each of which could be material, will likely occur in different reporting periods. Due to uncertainty about the ultimate outcome of this matter, we are not able to predict the amount of tax and interest that we may ultimately pay to, or subsequently receive from, the taxing authorities.
Regulation of Greenhouse Gases
Our U.K manufacturing plants are subject to greenhouse gas (GHG) regulations in the United Kingdom. After the United Kingdom’s exit from the European Union, the U.K. government instituted new GHG regulations in 2021, including establishing the U.K. Emission Trading Scheme (UK ETS). The UK ETS replaces the European Union Emissions Trading System for U.K. companies. In conjunction with these changes, the U.K. GHG regulations established a lower emission cap than applied to us under the European GHG regulations. Under the new U.K. requirements, we are required to obtain and surrender emission allowances equivalent to our annual greenhouse gas emissions, although we anticipate that we will be allocated a certain number of free allowances. Our remaining European Union emissions credits are not applicable in the United Kingdom, and separate U.K. emissions credits will need to be procured to offset emissions that are in excess of the number of free allowances allocated to us. We have recognized the estimated cost to procure the necessary U.K. credits based on our understanding of the program requirements and using market observable transactions. Given the recent development of the U.K. emissions trading market and the limited number of participants, changes in the price of credits could occur as the market is subject to change based on market participants and liquidity. It is unclear if the UK ETS will be linked with other emission trading programs from other countries. The U.K. government can also change the emission cap or allowances of the GHG regulations, which could also impact the cost of compliance with this program.

Critical Accounting Estimates
There were no changes to our significant accounting estimates during the first six months of 2021.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2021, we had natural gas derivative contracts covering certain periods through March 2022.
As of June 30, 2021 and December 31, 2020, we had open derivative contracts for 6.8 million MMBtus and 34.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2021 would result in a favorable change in the fair value of these derivative positions of approximately $7 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $7 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of June 30, 2021, we had five series of senior notes totaling $3.75 billion of principal outstanding with maturity dates of June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2021, the carrying value and fair value of our senior notes was approximately $3.71 billion and $4.37 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2021, or December 31, 2020, or during the six months ended June 30, 2021. Maximum borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2020 was 2.05%.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Nearly all of the cases, including all wrongful death and personal injury claims, have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining subrogation and statutory indemnification claims total approximately $37 million, before prejudgment interest, and are in various stages of discovery and pre-trial proceedings. The remaining claims are expected to be set for trial in 2022. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the remaining lawsuits. The Company cannot provide a range of reasonably possible loss due to the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, we expect any potential loss to be fully indemnified by insurance and do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2021.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2021 - April 30, 2021	—	$—	—	$563,407
May 1, 2021 - May 31, 2021	6,875	54.65	—	563,407
June 1, 2021 - June 30, 2021	5,284	51.42	—	563,407
Total	12,159	$53.25	—
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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 9, 2021	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2021	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)