Form 10-Q
period 2021-09-30
CF Industries Holdings, Inc.
filed 2021-11-05
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
214,475,440 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at November 1, 2021.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net sales	$1,362	$847	$3,998	$3,022
Cost of sales	922	764	2,766	2,401
Gross margin	440	83	1,232	621
Selling, general and administrative expenses	52	49	167	154
Goodwill impairment	259	—	259	—
Long-lived and intangible asset impairment	236	—	236	—
Other operating—net	5	(4)	7	8
Total other operating costs and expenses	552	45	669	162
Equity in earnings of operating affiliate	15	2	37	8
Operating (loss) earnings	(97)	40	600	467
Interest expense	46	48	140	141
Interest income	—	—	—	(18)
Loss on debt extinguishment	13	—	19	—
Other non-operating—net	(19)	1	(17)	(2)
(Loss) earnings before income taxes	(137)	(9)	458	346
Income tax (benefit) provision	(46)	(13)	57	33
Net (loss) earnings	(91)	4	401	313
Less: Net earnings attributable to noncontrolling interest	94	32	189	83
Net (loss) earnings attributable to common stockholders	$(185)	$(28)	$212	$230
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.86)	$(0.13)	$0.99	$1.07
Diluted	$(0.86)	$(0.13)	$0.98	$1.07
Weighted-average common shares outstanding:
Basic	214.9	213.9	215.3	215.0
Diluted	214.9	213.9	216.4	215.3
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Net (loss) earnings	$(91)	$4	$401	$313
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(26)	41	(2)	(30)
Defined benefit plans—net of taxes	6	(3)	6	8
	(20)	38	4	(22)
Comprehensive (loss) income	(111)	42	405	291
Less: Comprehensive income attributable to noncontrolling interest	94	32	189	83
Comprehensive (loss) income attributable to common stockholders	$(205)	$10	$216	$208
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2021	December 31, 2020
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$757	$683
Accounts receivable—net	386	265
Inventories	418	287
Prepaid income taxes	201	97
Other current assets	52	35
Total current assets	1,814	1,367
Property, plant and equipment—net	7,210	7,632
Investment in affiliate	92	80
Goodwill	2,116	2,374
Operating lease right-of-use assets	261	259
Other assets	273	311
Total assets	$11,766	$12,023
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$537	$424
Income taxes payable	1	—
Customer advances	375	130
Current operating lease liabilities	93	88
Current maturities of long-term debt	—	249
Other current liabilities	9	15
Total current liabilities	1,015	906
Long-term debt, net of current maturities	3,465	3,712
Deferred income taxes	1,160	1,184
Operating lease liabilities	175	174
Other liabilities	337	444
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2021—215,296,025 shares issued and 2020—214,057,701 shares issued	2	2
Paid-in capital	1,370	1,317
Retained earnings	1,933	1,927
Treasury stock—at cost, 2021—1,100,921 shares and 2020—102,843 shares	(51)	(4)
Accumulated other comprehensive loss	(316)	(320)
Total stockholders’ equity	2,938	2,922
Noncontrolling interest	2,676	2,681
Total equity	5,614	5,603
Total liabilities and equity	$11,766	$12,023
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2021	$2	$—	$1,357	$2,183	$(296)	$3,246	$2,712	$5,958
Net (loss) earnings	—	—	—	(185)	—	(185)	94	(91)
Other comprehensive loss	—	—	—	—	(20)	(20)	—	(20)
Purchases of treasury stock	—	(50)	—	—	—	(50)	—	(50)
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	6	—	—	6	—	6
Stock-based compensation expense	—	—	7	—	—	7	—	7
Cash dividends ($0.30 per share)	—	—	—	(65)	—	(65)	—	(65)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(130)	(130)
Balance as of September 30, 2021	$2	$(51)	$1,370	$1,933	$(316)	$2,938	$2,676	$5,614

Balance as of December 31, 2020	$2	$(4)	$1,317	$1,927	$(320)	$2,922	$2,681	$5,603
Net earnings	—	—	—	212	—	212	189	401
Other comprehensive income	—	—	—	—	4	4	—	4
Purchases of treasury stock	—	(50)	—	—	—	(50)	—	(50)
Retirement of treasury stock	—	13	(2)	(11)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(11)	—	—	—	(11)	—	(11)
Issuance of $0.01 par value common stock under employee stock plans	—	1	32	—	—	33	—	33
Stock-based compensation expense	—	—	23	—	—	23	—	23
Cash dividends ($0.90 per share)	—	—	—	(195)	—	(195)	—	(195)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(194)	(194)
Balance as of September 30, 2021	$2	$(51)	$1,370	$1,933	$(316)	$2,938	$2,676	$5,614
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Net earnings	$401	$313
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	650	662
Deferred income taxes	(25)	(74)
Stock-based compensation expense	23	20
Loss on debt extinguishment	19	—
Unrealized net gain on natural gas derivatives	(18)	(12)
Unrealized loss on embedded derivative	2	2
Goodwill impairment	259	—
Long-lived and intangible asset impairment	236	—
Gain on sale of EU carbon credits	(20)	—
Loss on disposal of property, plant and equipment	3	14
Undistributed earnings of affiliate—net of taxes	(15)	(2)
Changes in:
Accounts receivable—net	(115)	7
Inventories	(120)	29
Accrued and prepaid income taxes	(132)	50
Accounts payable and accrued expenses	69	(42)
Customer advances	245	25
Other—net	(69)	(51)
Net cash provided by operating activities	1,393	941
Investing Activities:
Additions to property, plant and equipment	(382)	(206)
Proceeds from sale of property, plant and equipment	—	2
Distribution received from unconsolidated affiliate	—	1
Insurance proceeds for property, plant and equipment	—	2
Purchase of investments held in nonqualified employee benefit trust	(13)	—
Proceeds from sale of investments held in nonqualified employee benefit trust	13	—
Purchase of U.K. emission credits	(10)	—
Proceeds from sale of EU emission credits	10	—
Other—net	(1)	—
Net cash used in investing activities	(383)	(201)
Financing Activities:
Proceeds from short-term borrowings	—	500
Repayments of short-term borrowings	—	(500)
Payments of long-term borrowings	(518)	—
Dividends paid on common stock	(195)	(193)
Distributions to noncontrolling interest	(194)	(174)
Purchases of treasury stock	(50)	(100)
Proceeds from issuances of common stock under employee stock plans	32	4
Cash paid for shares withheld for taxes	(11)	(10)
Net cash used in financing activities	(936)	(473)
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase in cash and cash equivalents	74	266
Cash and cash equivalents at beginning of period	683	287
Cash and cash equivalents at end of period	$757	$553
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of carbon credits required to meet environmental regulations, the cost of customer incentives, the cost to fulfill contractual commitments to our customers, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and nine months ended September 30, 2021 and 2020:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2021
North America	$279	$386	$324	$48	$94	$1,131
Europe and other	65	—	66	70	30	231
Total revenue	$344	$386	$390	$118	$124	$1,362
Three months ended September 30, 2020
North America	$116	$222	$221	$41	$56	$656
Europe and other	49	27	27	68	20	191
Total revenue	$165	$249	$248	$109	$76	$847

Nine months ended September 30, 2021
North America	$878	$1,218	$949	$144	$263	$3,452
Europe and other	131	—	107	215	93	546
Total revenue	$1,009	$1,218	$1,056	$359	$356	$3,998
Nine months ended September 30, 2020
North America	$614	$865	$739	$138	$171	$2,527
Europe and other	108	50	52	205	80	495
Total revenue	$722	$915	$791	$343	$251	$3,022

As of September 30, 2021 and December 31, 2020, we had $375 million and $130 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2021 and 2020, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.

We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of September 30, 2021 and December 31, 2020 were not material.
From time to time, we will enter the marketplace to purchase product in order to satisfy obligations under contracts with our customers. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investment, we have transactions in the normal course of business with Point Lisas Nitrogen Limited (PLNL), reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. During the nine months ended September 30, 2021, in addition to products purchased from PLNL, we recognized $68 million of revenue from sales of granular urea, which we purchased in order to satisfy obligations under contracts with our customers due to lower production experienced as a result of Winter Storm Uri. For the nine months ended September 30, 2020, other than products purchased from PLNL, products purchased in the marketplace in order to satisfy obligations under contracts with our customers were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of September 30, 2021, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $898 million. We expect to recognize approximately 13% of these performance obligations as revenue in the remainder of 2021, approximately 59% as revenue during 2022 and 2023, approximately 24% as revenue during 2024 and 2025, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under these contracts, in the aggregate, is approximately $181 million as of September 30, 2021. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially fulfilled at December 31, 2020 were satisfied in 2021.

CF INDUSTRIES HOLDINGS, INC.

3. United Kingdom Energy Crisis and Impairment Charges
During the third quarter of 2021, the United Kingdom experienced an energy crisis that included a substantial increase in the price of natural gas. In the first half of 2021, natural gas prices had increased to levels that were considered high compared to historical prices, and prices then more than doubled within the third quarter of 2021. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. The halt of operations at our U.K. plants impacted the availability of certain products in the United Kingdom, including carbon dioxide, which is a byproduct of ammonia production. Due to the critical nature of carbon dioxide to certain industries in the United Kingdom, on September 21, 2021, we entered into an interim agreement with the U.K. government. Under the terms of the agreement, the U.K. government agreed to cover the costs to restart the ammonia plant at Billingham and to offset losses incurred from production for a 21-day period. As a result, we resumed production of ammonia at the Billingham facility in order to produce carbon dioxide for the United Kingdom. While the interim agreement was in place, we entered into carbon dioxide pricing and offtake agreements with our customers, which have an initial term through January 31, 2022. The amount of financial support that will be provided by the U.K. government for the September 2021 period of the interim agreement is not expected to be material to our results of operations. As of the filing of this report, production continues to be idled at our Ince facility.
Impairment Charges
The U.K. energy crisis necessitated an evaluation of the goodwill and long-lived assets, including definite-lived intangible assets, of our U.K. operations to determine if their fair value had declined to below their carrying value. We performed the impairment evaluations on the U.K. ammonia, U.K. AN and U.K. Other asset groups’ long-lived assets, including definite-lived intangible assets, and the U.K. ammonia, U.K. AN and U.K. Other reporting units’ goodwill as of September 30, 2021. Based on these analyses, we concluded that a decline in the fair value had occurred and we recognized impairment charges of $495 million in the third quarter of 2021, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million.
The valuation of our asset groups and reporting units requires significant judgment in evaluating recent indicators of market activity and estimating future cash flows, discount rates, and other factors. Expected cash flows used in both the goodwill and long-lived asset impairment tests include assumptions about product selling prices and natural gas costs, as well as estimates of future production and sales volumes, operating rates, operating expenses, inflation, discount rates, tax rates and capital spending. These assumptions include the time it could take for the U.K. energy crisis to be resolved.
For purposes of our goodwill impairment analysis, we estimated the fair value of the reporting units using the income approach, which incorporated the estimated future cash flows and a terminal value discounted to their present value using an appropriate risk-adjusted discount rate from the perspective of a market participant. The estimated future cash flows were based on our internal forecasts, updated for recent events. These estimated future cash flows went beyond the specific operating plans, using a terminal value calculation, which incorporated historical and forecasted trends and an estimate of long-term future growth rates. The future growth rates were based on our view of the long-term outlook for each reporting unit. The discount rates utilized in the income approach, for our goodwill impairment test, and to discount the cash flows in calculating the long-lived asset impairment were derived using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The discount rates are commensurate with the risks and uncertainties inherent in the business and in the United Kingdom and our cash flow forecasts, updated for recent events. The discount rate utilized in the determination of fair value of our asset groups for the long-lived asset impairment test was 11.25%. The fair value of our property, plant and equipment utilized in the long-lived asset impairment analysis was estimated using the indirect method of the cost approach by determining the reproduction cost new of the assets and applying an appropriate inutility adjustment for certain assets in an idled state. Additional assumptions utilized in the long-lived asset impairment analysis were royalty rates and attrition rates in estimating the fair value of our definite-lived intangible assets, consisting of trade names and customer relationships, for which we used the relief from royalty method of the income approach and the multi-period excess earnings method, respectively. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in our forecasts.
Of the factors discussed above, the assumptions for product selling prices and natural gas costs included in the expected cash flows utilized in both the long-lived asset and goodwill impairment tests, and the discount rates utilized in the income approach, for our goodwill impairment test, and to discount the cash flows in calculating the long-lived asset impairment, are more sensitive than others. Assuming that all other assumptions utilized in our expected cash flows and the other inputs used in our long-lived asset and goodwill impairment tests remain unchanged, a change in each of these three inputs would have the following effect on the amount of long-lived asset and goodwill impairment recognized in the three months ended September 30, 2021:

CF INDUSTRIES HOLDINGS, INC.

	Increase/(Decrease) in		Increase/(Decrease) in
	Long-lived Asset Impairment		Goodwill Impairment
Assumption	(in millions)
	+$5.00	-$5.00	+$5.00	-$5.00
Average Selling Price per Product Ton	$(87)	$8	$(20)	$25

	+$0.50	-$0.50	+$0.50	-$0.50
Natural Gas Cost per MMBtu(1)	$7	$(33)	$20	$(53)

	+50 bps	-50 bps	+50 bps	-50 bps
Discount Rate	$1	$(1)	$14	$(22)
_______________________________________________________________________________
(1)The sensitivity impact of a $0.50/MMBtu increase or decrease in the cost of natural gas includes any corresponding impact to selling prices from contractually stipulated sales provisions.
As of September 30, 2021, after the recognition of the $495 million of impairment charges noted above, the goodwill related to our U.K. operations was approximately $26 million, and the remaining long-lived assets related to our U.K. operations were approximately $450 million, primarily consisting of property, plant and equipment. For further information see Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets.

4.   Net (Loss) Earnings Per Share
Net (loss) earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net (loss) earnings attributable to common stockholders	$(185)	$(28)	$212	$230
Basic (loss) earnings per common share:
Weighted-average common shares outstanding	214.9	213.9	215.3	215.0
Net (loss) earnings attributable to common stockholders	$(0.86)	$(0.13)	$0.99	$1.07
Diluted (loss) earnings per common share:
Weighted-average common shares outstanding	214.9	213.9	215.3	215.0
Dilutive common shares—stock-based awards	—	—	1.1	0.3
Diluted weighted-average shares outstanding	214.9	213.9	216.4	215.3
Net (loss) earnings attributable to common stockholders	$(0.86)	$(0.13)	$0.98	$1.07
Diluted earnings per share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 3.5 million and 1.2 million in the three and nine months ended September 30, 2021, respectively, and 3.1 million and 3.3 million in the three and nine months ended September 30, 2020, respectively.

CF INDUSTRIES HOLDINGS, INC.

5.   Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Finished goods	$370	$246
Raw materials, spare parts and supplies	48	41
Total inventories	$418	$287

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Land	$68	$68
Machinery and equipment(1)	12,696	12,539
Buildings and improvements(1)	908	895
Construction in progress(1)	195	275
Property, plant and equipment(2)	13,867	13,777
Less: Accumulated depreciation and amortization	6,657	6,145
Property, plant and equipment—net	$7,210	$7,632
_______________________________________________________________________________
(1)As of September 30, 2021, machinery and equipment, buildings and improvements, and construction in progress include impairment charges recorded in the three months ended September 30, 2021 of $169 million, $5 million and $8 million, respectively.
(2)As of September 30, 2021 and December 31, 2020, we had property, plant and equipment that was accrued but unpaid of approximately $78 million and $43 million, respectively. As of September 30, 2020 and December 31, 2019, we had property, plant and equipment that was accrued but unpaid of approximately $73 million and $42 million, respectively.
Depreciation and amortization related to property, plant and equipment was $198 million and $637 million for the three and nine months ended September 30, 2021, respectively, and $207 million and $650 million for the three and nine months ended September 30, 2020, respectively.
Asset impairment—During the third quarter of 2021, in light of the unprecedented increase in natural gas prices in the United Kingdom and its estimated impact on our U.K. operations, we identified a triggering event indicating possible impairment of the long-lived assets related to our U.K. manufacturing facilities within our ammonia, AN and Other segments, including property, plant, and equipment, and performed a recoverability test on the U.K. ammonia, U.K. AN and U.K. Other asset groups’ long-lived assets as of September 30, 2021. Our assets groups are the same as our reporting units. The recoverability tests were based on forecasts of undiscounted cash flows within each of our U.K. asset groups. The results of the recoverability tests indicated that the long-lived assets within our U.K. ammonia, U.K. AN and U.K. Other asset groups were not fully recoverable, and, as a result, long-lived asset impairment charges of $236 million were recorded, representing the excess of the carrying value of the asset groups over its fair value. That impairment was allocated to each of the underlying assets reducing them to their fair value, of which $182 million was allocated to property, plant and equipment. See Note 3—United Kingdom Energy Crisis and Impairment Charges and Note 7—Goodwill and Other Intangible Assets for additional information. As a result of the long-lived asset impairment charges, long-lived assets on our consolidated balance sheet as of September 30, 2021 include $450 million related to the U.K. asset groups, which primarily consists of approximately $390 million of property, plant and equipment.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of

CF INDUSTRIES HOLDINGS, INC.

capitalized plant turnaround costs:

	Nine months ended September 30,
	2021	2020
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$226	$246
Additions	215	68
Depreciation	(84)	(77)
Effect of exchange rate changes	—	(2)
Ending balance	$357	$235
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

7.  Goodwill and Other Intangible Assets
Goodwill
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2021 and December 31, 2020:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2020	$587	$828	$576	$310	$73	$2,374
Impairment losses	(4)	—	—	(233)	(22)	(259)
Effect of exchange rate changes	—	—	—	—	1	1
Balance as of September 30, 2021	$583	$828	$576	$77	$52	$2,116

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and when circumstances or other events indicate that impairment may have occurred. During the third quarter of 2021, in light of the unprecedented increase in natural gas prices in the United Kingdom and its estimated impact on our U.K. operations, we identified a triggering event indicating possible impairment of goodwill within our U.K. ammonia, U.K. AN and U.K. Other reporting units.
Due to the triggering event identified above, we performed an interim quantitative goodwill impairment analysis as of September 30, 2021 for our U.K. ammonia, U.K. AN and U.K. Other reporting units. We estimated the fair value of the reporting units using the income approach described in Note 3—United Kingdom Energy Crisis and Impairment Charges. Based on the evaluation performed, we determined that the carrying value of all three reporting units exceeded their fair value, which resulted in a goodwill impairment charge totaling $259 million in the third quarter of 2021. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value.
As a result of the goodwill impairment charge, goodwill on our consolidated balance sheet as of September 30, 2021 includes $5 million related to the U.K. ammonia reporting unit, $8 million related to the U.K. AN reporting unit and $13 million related to the U.K. Other reporting unit, which are included in the ammonia, AN and Other reportable segments, respectively. As a result of the goodwill impairment, all three U.K. reporting units were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the September 30, 2021 impairment test date.

CF INDUSTRIES HOLDINGS, INC.

Other Intangible Assets
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$84	$(58)	$26	$133	$(52)	$81
Trade names	31	(10)	21	32	(9)	23
U.K. carbon credits	19	—	19	—	—	—
Total intangible assets	$134	$(68)	$66	$165	$(61)	$104
_______________________________________________________________________________
(1)As of September 30, 2021, the gross carrying amount for customer relationships and trade names include impairment charges recorded in the three months ended September 30, 2021 of $49 million and $1 million, respectively.
Our customer relationships and trade names are being amortized over a weighted-average life of approximately 20 years. The U.K. carbon credits are being amortized based on units of production. Amortization expense of our identifiable intangible assets was $2 million and $6 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2020, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2021 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2021	$1
2022	7
2023	15
2024	9
2025	4
2026	4
As a result of the triggering event described above, we also performed a recoverability test on our long-lived assets within the U.K. ammonia, U.K. AN and U.K. Other asset groups, including our definite-lived intangible assets, as of September 30, 2021. The recoverability test was based on forecasts of undiscounted cash flows, as described in Note 3—United Kingdom Energy Crisis and Impairment Charges. The results of the recoverability test indicated that the long-lived assets within our U.K. ammonia, U.K. AN and U.K. Other asset groups were not fully recoverable, and, as a result, long-lived asset impairment charges, inclusive of the definite-lived intangible assets, of $236 million were recorded, representing the excess of the carrying value of the asset groups over its fair value. That impairment was allocated to each of the underlying assets reducing them to their fair value, of which $50 million was allocated to definite-lived intangible assets. See Note 3—United Kingdom Energy Crisis and Impairment Charges and Note 6—Property, Plant and Equipment—Net for additional information. As a result of the long-lived asset impairment charges, long-lived assets on our consolidated balance sheet as of September 30, 2021 include $450 million related to the U.K. asset groups, including approximately $30 million of customer relationships and trade names.

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
As of September 30, 2021, the total carrying value of our equity method investment in PLNL was $92 million, $40 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 12 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $30 million and $93 million for the three and nine months ended September 30, 2021, respectively, and $14 million and $37 million for the three and nine months ended September 30, 2020, respectively.

9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$52	$—	$—	$52
Cash equivalents:
U.S. and Canadian government obligations	649	—	—	649
Other debt securities	56	—	—	56
Total cash and cash equivalents	$757	$—	$—	$757
Nonqualified employee benefit trusts	17	3	—	20

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$108	$—	$—	$108
Cash equivalents:
U.S. and Canadian government obligations	552	—	—	552
Other debt securities	23	—	—	23
Total cash and cash equivalents	$683	$—	$—	$683
Nonqualified employee benefit trusts	16	3	—	19
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2021 and December 31, 2020 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$705	$705	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	15	—	15	—
Derivative liabilities	(3)	—	(3)	—
Embedded derivative liability	(20)	—	(20)	—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$575	$575	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(7)	—	(7)	—
Embedded derivative liability	(18)	—	(18)	—

Cash Equivalents
As of September 30, 2021 and December 31, 2020, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative and is included within other current liabilities and other liabilities. As of September 30, 2021 and December 31, 2020, the embedded derivative liability was $20 million and $18 million, respectively. Included in other operating—net in our consolidated statement of operations for each of the nine-month periods ended September 30, 2021 and 2020 was a net loss of $2 million.
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
See Note 14—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities	$3,465	$4,165	$3,961	$4,731
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy. See Note 3—United Kingdom Energy Crisis and Impairment Charges for additional information on the fair values and unobservable inputs utilized in the impairment evaluations performed as of September 30, 2021 for the long-lived assets, including definite-lived intangible assets, and goodwill related to our U.K. operations.

CF INDUSTRIES HOLDINGS, INC.

10.   Income Taxes
For the three months ended September 30, 2021, we recorded an income tax benefit of $46 million on a pre-tax loss of $137 million, or an effective tax rate of 34.3%, compared to an income tax benefit of $13 million on a pre-tax loss of $9 million, or an effective tax rate of 155.0%, for the three months ended September 30, 2020.
For the three months ended September 30, 2021, we did not record an income tax benefit related to the goodwill impairment described in Note 3—United Kingdom Energy Crisis and Impairment Charges, above, as the impairment is non-deductible for income tax purposes. In addition, as a result of the effective settlement of the U.S. federal income tax audit for the 2012-2016 tax years, we reversed an accrual for unrecognized tax benefits and recognized a discrete income tax benefit of approximately $15 million.
For the nine months ended September 30, 2021, we recorded an income tax provision of $57 million on pre-tax income of $458 million, or an effective tax rate of 12.3%, compared to an income tax provision of $33 million on pre-tax income of $346 million, or an effective tax rate of 9.4%, for the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, we did not record an income tax benefit related to the goodwill impairment described in Note 3—United Kingdom Energy Crisis and Impairment Charges, above, as the impairment is non-deductible for income tax purposes. In addition, our income tax provision includes a $36 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits, including the reversal of an accrual for unrecognized tax benefits, as described above. For the nine months ended September 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is further described below.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2021 of 34.3%, which is based on a pre-tax loss of $137 million, including $94 million of earnings attributable to the noncontrolling interest, would be 14.0 percentage points lower if based on pre-tax loss exclusive of the $94 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2020 of 155.0%, which is based on a pre-tax loss of $9 million, including $32 million of earnings attributable to the noncontrolling interest, would be 121.6 percentage points lower if based on pre-tax loss exclusive of the $32 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2021 of 12.3%, which is based on pre-tax income of $458 million, including $189 million attributable to the noncontrolling interest, would be 8.7 percentage points higher if based on pre-tax income exclusive of the $189 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2020 of 9.4%, which is based on pre-tax income of $346 million, including $83 million attributable to the noncontrolling interest, would be 3.0 percentage points higher if based on pre-tax income exclusive of the $83 million of earnings attributable to the noncontrolling interest. See Note 14—Noncontrolling Interest for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

In 2017, we made a Voluntary Disclosures Program filing with the Canada Revenue Agency (CRA) with respect to the Canadian tax aspects of the amended returns and paid additional Canadian taxes due. In late 2020, the CRA settled with us the voluntary disclosure matter, and, in the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Interest on borrowings(1)	$43	$46	$133	$139
Fees on financing agreements(1)	3	2	7	6
Interest on tax liabilities(2)	—	—	—	(4)
Total interest expense	$46	$48	$140	$141
_______________________________________________________________________________
(1)See Note 12—Financing Agreements for additional information.
(2)Interest on tax liabilities for the nine months ended September 30, 2020 consists of a reduction in interest accrued on the reserve for unrecognized tax benefits.

12.  Financing Agreements
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (the Revolving Credit Agreement), which provides for a revolving credit facility of up to $750 million with a maturity of December 5, 2024. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.
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
As of September 30, 2021, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2021 or December 31, 2020, or during the nine months ended September 30, 2021. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 was 2.05%. Borrowings under the Revolving Credit Agreement as of March 31, 2020 were repaid in full in April 2020.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of September 30, 2021, approximately $229 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2021 and December 31, 2020 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2021		December 31, 2020
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$500	$499	$750	$748
5.150% due March 2034	5.279%	750	741	750	741
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	742	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	—	—	250	249
4.500% due December 2026(2)	4.759%	750	741	750	740
Total long-term debt		$3,500	$3,465	$4,000	$3,961
Less: Current maturities of long-term debt		—	—	250	249
Long-term debt, net of current maturities		$3,500	$3,465	$3,750	$3,712
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $8 million and $9 million as of September 30, 2021 and December 31, 2020, respectively, and total deferred debt issuance costs were $27 million and $30 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings.
Under the terms of the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes are guaranteed on a senior secured basis by CF Holdings. Until August 23, 2021, the 2026 Notes were guaranteed by certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes on August 23, 2021.
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
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding prior to such redemption, of the 3.450% senior notes due 2023 (2023 Notes), in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, primarily consisting of a premium paid on the early redemption of the notes.
Interest on the Public Senior Notes and the 2026 Notes is payable semiannually, and the Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

CF INDUSTRIES HOLDINGS, INC.

13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2021, we had natural gas derivative contracts covering certain periods through March 2022.
As of September 30, 2021, our open natural gas derivative contracts consisted of natural gas basis swaps and options for 20.7 million MMBtus. As of December 31, 2020, we had open natural gas derivative contracts consisting of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus of natural gas. For the nine months ended September 30, 2021, we used derivatives to cover approximately 9% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location	2021	2020	2021	2020
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$12	$—	$18	$12
Realized net losses on natural gas derivatives	Cost of sales	—	—	(3)	(16)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	—	—	112	—
Net derivative gains (losses)		$12	$—	$127	$(4)

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
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to natural gas well freeze-offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the extreme cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. We no longer qualified for the NPNS derivative scope exception for the natural gas that was net settled with our suppliers due to the impact of Winter Storm Uri. As a result, we recognized a gain of $112 million from the net settlement of these natural gas contracts, which is reflected in cost of sales in our consolidated statement of operations for the nine months ended September 30, 2021.

CF INDUSTRIES HOLDINGS, INC.

The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2021 and December 31, 2020, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$15	$1	Other current liabilities	$(3)	$(7)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades. As of September 30, 2021 and December 31, 2020, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $6 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of September 30, 2021 and December 31, 2020, we had no cash collateral on deposit with counterparties for derivative contracts.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2021 and December 31, 2020:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2021
Total derivative assets	$15	$—	$—	$15
Total derivative liabilities	(3)	—	—	(3)
Net derivative assets	$12	$—	$—	$12
December 31, 2020
Total derivative assets	$1	$—	$—	$1
Total derivative liabilities	(7)	—	—	(7)
Net derivative liabilities	$(6)	$—	$—	$(6)
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

	2021	2020
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,681	$2,740
Earnings attributable to noncontrolling interest	189	83
Declaration of distributions payable	(194)	(174)
Balance as of September 30	$2,676	$2,649
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	194	174
Distributions to noncontrolling interest	(194)	(174)
Balance as of September 30	$—	$—
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

CF INDUSTRIES HOLDINGS, INC.

15.   Stockholders’ Equity
Treasury Stock
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Repurchases under the 2019 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. See Note 18—Subsequent Event for additional information.
Since the 2019 Share Repurchase Program was announced in February 2019, we have repurchased approximately 11.3 million shares for $487 million, consisting of:
•1.1 million shares repurchased during the third quarter of 2021 for $50 million,
•2.6 million shares repurchased during the first quarter of 2020 for $100 million, and
•7.6 million shares repurchased during 2019 for $337 million.
At September 30, 2021, we held 1,100,921 shares of treasury stock.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Gain arising during the period	—	—	1	1
Reclassification to earnings(1)	—	—	5	5
Effect of exchange rate changes and deferred taxes	(30)	—	2	(28)
Balance as of September 30, 2020	$(218)	$5	$(175)	$(388)

Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Loss arising during the period	—	—	(4)	(4)
Reclassification to earnings(1)	—	—	9	9
Effect of exchange rate changes and deferred taxes	(2)	—	1	(1)
Balance as of September 30, 2021	$(146)	$4	$(174)	$(316)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2021 and 2020 were not material.

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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets. Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2021 and 2020 are presented in the tables below.

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended September 30, 2021
Net sales	$344	$386	$390	$118	$124	$1,362
Cost of sales	262	200	233	122	105	922
Gross margin	$82	$186	$157	$(4)	$19	440
Total other operating costs and expenses(3)						552
Equity in earnings of operating affiliate						15
Operating loss						$(97)
Three months ended September 30, 2020
Net sales	$165	$249	$248	$109	$76	$847
Cost of sales	174	183	237	96	74	764
Gross margin	$(9)	$66	$11	$13	$2	83
Total other operating costs and expenses						45
Equity in earnings of operating affiliate						2
Operating earnings						$40

Nine months ended September 30, 2021
Net sales	$1,009	$1,218	$1,056	$359	$356	$3,998
Cost of sales	675	705	759	337	290	2,766
Gross margin	$334	$513	$297	$22	$66	1,232
Total other operating costs and expenses(3)						669
Equity in earnings of operating affiliate						37
Operating earnings						$600
Nine months ended September 30, 2020
Net sales	$722	$915	$791	$343	$251	$3,022
Cost of sales	609	612	675	290	215	2,401
Gross margin	$113	$303	$116	$53	$36	621
Total other operating costs and expenses						162
Equity in earnings of operating affiliate						8
Operating earnings						$467
_______________________________________________________________________________
(1)Cost of sales and gross margin for the ammonia segment in the nine months ended September 30, 2021, include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 13—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(3)Total other operating costs and expenses in the three and nine months ended September 30, 2021 includes goodwill, long-lived and intangible asset impairment charges of $495 million.

CF INDUSTRIES HOLDINGS, INC.

18.   Subsequent Event
On November 3, 2021, the Board authorized the repurchase of up to $1.5 billion of CF Holdings common stock from January 1, 2022 through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. See Note 15—Stockholders’ Equity for information related to the 2019 Share Repurchase Program, which expires on December 31, 2021.

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
◦Our Commitment to a Clean Energy Economy
◦Market Conditions and Current Developments
◦Financial Executive Summary
◦Items Affecting Comparability of Results
•Consolidated Results of Operations
◦Third Quarter of 2021 Compared to Third Quarter of 2020
◦Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
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
Our principal assets as of September 30, 2021 include:
•five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 14—Noncontrolling Interest for additional information on our strategic venture with CHS;
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
Our Commitment to a Clean Energy Economy
In October 2020, we announced that we are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and blue ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and blue sources. Our approach is focusing on green ammonia production, which refers to ammonia produced through a carbon-free process, and blue ammonia, which relates to ammonia produced by conventional processes but with CO2 removed through carbon capture and sequestration (CCS) and other certified carbon abatement projects. We announced an initial green ammonia project at our flagship Donaldsonville nitrogen complex to produce approximately 20,000 tons per year of green ammonia, which is further discussed below. Additionally, we are developing CCS and other carbon abatement projects across our production facilities that will enable us to produce blue ammonia.
In April 2021, we signed an engineering and procurement contract with thyssenkrupp to supply a 20 MW alkaline water electrolysis plant to produce green hydrogen at our Donaldsonville nitrogen complex. Construction and installation, which will be managed by us, is expected to begin in the fourth quarter of 2021 and to finish in 2023. The cost of the project is expected to fit within our annual capital expenditure budgets. We will integrate the green hydrogen generated by the electrolysis plant into existing ammonia synthesis loops to enable the production of approximately 20,000 tons per year of green ammonia. We believe that, when completed in 2023, the Donaldsonville green ammonia project will be the largest of its kind in North America.
In the third quarter of 2021, we signed a memorandum of understanding with Mitsui & Co., Inc. that will guide us in a joint exploration of the development of blue ammonia projects in the United States. We plan to conduct preliminary studies covering areas such as blue ammonia supply and supply chain infrastructure, CO2 transportation and storage, expected environmental impacts, and blue ammonia economics and marketing opportunities in Japan and in other countries.
Market Conditions and Current Developments
Selling Prices and Sales Volume
Our average selling price was higher in the third quarter of 2021 than in the third quarter of 2020, driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates. In the third quarter of 2021, the average selling price for our products was $360 per ton, an increase of 101%, compared to $179 per ton in the third quarter of 2020, reflecting higher average selling prices across all our segments, which drove an increase in net sales of approximately $686 million. In the nine months ended September 30, 2021, the average selling price for our products was $296 per ton, or 45% higher compared to $204 per ton for the nine months ended September 30, 2020. This resulted in an increase in net sales of approximately $1.22 billion.
Our total sales volume was 20% lower in the third quarter of 2021 than in the third quarter of 2020 with lower sales reported in all segments. We shipped 3.8 million tons of product in the third quarter of 2021 compared to 4.7 million tons in the third quarter of 2020 due primarily to lower supply from the impact of weather-related outages and the impact of both planned and unplanned maintenance activity. During the third quarter of 2021, lower production was due primarily to a high level of plant turnaround and maintenance activity as well as downtime resulting from the impact of Hurricane Ida. The lower sales volumes also reflect the idling of certain portions of our U.K. operations in the second half of September due to the United Kingdom energy crisis, which is further discussed below. Lower sales volume drove a decrease in net sales of approximately $171 million.

CF INDUSTRIES HOLDINGS, INC.

We shipped 13.5 million tons of product in the first nine months of 2021 compared to 14.8 million tons in the first nine months of 2020, or a decline of 9%. Lower sales volume drove a decrease in net sales of approximately $309 million. The decrease in total sales volume was due primarily to the impact of decreased supply resulting from lower production in our ammonia, granular urea and AN segments in the first nine months of 2021 as a result of severe weather conditions in the first and third quarters of 2021, which disrupted natural gas and electricity supply, respectively. Higher plant turnaround and maintenance activity also impacted the period. Due to the lower production, we procured additional granular urea in the nine months ended September 30, 2021 in order to meet customer obligations and provide additional manufacturing flexibility once production resumed. During the nine months ended September 30, 2021, to meet customer obligations, we purchased 201,000 tons of granular urea for $71 million, which we sold to customers for $68 million.
We currently expect sales volumes for our products in 2021 will be approximately 18 million product tons as a result of the increase in maintenance activity due to maintenance deferred from 2020, activity previously planned to occur in 2022 but accelerated into 2021, and the severe weather conditions in the first and third quarters of 2021.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately one-third of our production costs. The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and the National Balancing Point, the major trading point for natural gas in the United Kingdom:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
Natural gas supplemental data (per MMBtu)
Average daily market price of natural gas Henry Hub (Louisiana)	$4.27	$1.95	$2.32	119%	$3.52	$1.82	$1.70	93%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$15.98	$2.69	$13.29	494%	$10.63	$2.49	$8.14	327%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which is subject to volatility, directly impacts a substantial portion of our operating expenses. Natural gas prices during the first nine months of 2021 were higher than in the first nine months of 2020 due primarily to the impact of both extreme cold weather in the first quarter of 2021, including Winter Storm Uri in February 2021, and increased natural gas demand in the second and third quarters of 2021 due to the combination of the economy emerging from the COVID-19 pandemic and higher than normal temperatures.
The average daily market price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, for the three months ended September 30, 2021 was $4.27 per MMBtu compared to $1.95 per MMBtu for the three months ended September 30, 2020, an increase of 119%. For the three months ended September 30, 2021, the daily closing price at the Henry Hub reached a low of $3.54 per MMBtu on July 9, 2021 and a high of $5.93 per MMBtu on September 29, 2021. The average daily market price at the Henry Hub for the nine months ended September 30, 2021 was $3.52 per MMBtu compared to $1.82 per MMBtu for the nine months ended September 30, 2020, an increase of 93%. As a result of Winter Storm Uri, the daily closing price at the Henry Hub reached a high of $23.61 per MMBtu on February 18, 2021. The average daily market price of natural gas at the Henry Hub for October 2021 was $5.49 per MMBtu.
In February 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to natural gas well freeze-offs or frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential use. At certain of our manufacturing locations, we reduced our natural gas consumption, and, as a consequence, our plants at these locations either operated at reduced rates or temporarily suspended operations. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. As a result, we recognized a gain of $112 million, which is reflected in cost of sales in our consolidated statement of operations for the nine months ended September 30, 2021.

CF INDUSTRIES HOLDINGS, INC.

Our two nitrogen manufacturing facilities located in the United Kingdom are subject to fluctuations associated with the price of natural gas in Europe. The price of natural gas in the United Kingdom increased throughout the first nine months of 2021 and reached unprecedented high levels in the third quarter of 2021, due primarily to a tighter supply and demand balance in the global liquefied natural gas market as a result of strong demand for natural gas in anticipation of winter weather and in response to low storage levels of natural gas in both Asia and Europe. These factors have resulted in record high global prices for liquefied natural gas, raising European and U.K. market prices to compete for limited supply. Due to the high price levels for natural gas, we halted certain of our U.K. manufacturing operations in September 2021. See the discussion under “United Kingdom Energy Crisis,” below, for further information.
The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). The average daily market price of natural gas at NBP for the three months ended September 30, 2021 was $15.98 per MMBtu compared to $2.69 per MMBtu for the three months ended September 30, 2020, an increase of nearly 500%. For the three months ended September 30, 2021, the daily closing price at NBP reached a low of $11.14 per MMBtu on July 8, 2021 and a high of $25.41 per MMBtu on September 21, 2021. The average daily market price of natural gas at NBP for the nine months ended September 30, 2021 was $10.63 per MMBtu compared to $2.49 per MMBtu for the nine months ended September 30, 2020, an increase of 327%. The average daily market price of natural gas at NBP for October 2021 was $27.32 per MMBtu.
In the third quarter of 2021, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 120% to $4.21 per MMBtu from $1.91 per MMBtu in the three months ended September 30, 2020. This increase in natural gas costs resulted in a decrease in gross margin of approximately $153 million.
In the first nine months of 2021, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives and excludes the $112 million gain that resulted from the net settlement of certain natural gas contracts with our suppliers, increased 66% to $3.51 per MMBtu from $2.11 per MMBtu in the nine months ended September 30, 2020. This increase in natural gas costs resulted in a decrease in gross margin of approximately $332 million.
United Kingdom Energy Crisis
During the third quarter of 2021, the United Kingdom experienced an energy crisis that included a substantial increase in the price of natural gas. In the first half of 2021, natural gas prices had increased to levels that were considered high compared to historical prices, and prices then more than doubled within the third quarter of 2021. The average daily market price of natural gas at NBP was $3.20 per MMBtu for the full year ended December 31, 2020. During the third quarter of 2021, the average daily market price of natural gas at NBP was $15.98 per MMBtu, with a high of $25.41 per MMBtu on September 21, 2021.
On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. The halt of operations at our U.K. plants impacted the availability of certain products in the United Kingdom, including carbon dioxide, which is a byproduct of ammonia production. Due to the critical nature of carbon dioxide to certain industries in the United Kingdom, on September 21, 2021, we entered into an interim agreement with the U.K. government. Under the terms of the agreement, the U.K. government agreed to cover the costs to restart the ammonia plant at Billingham and to offset losses incurred from production for a 21-day period. As a result, we resumed production of ammonia at the Billingham facility in order to produce carbon dioxide for the United Kingdom. While the interim agreement was in place, we entered into carbon dioxide pricing and offtake agreements with our customers, which have an initial term through January 31, 2022. The amount of financial support that will be provided by the U.K. government for the September 2021 period of the interim agreement is not expected to be material to our results of operations. As of the filing of this report, production continues to be idled at our Ince facility.
The U.K. energy crisis necessitated an evaluation of the goodwill and long-lived assets, including definite-lived intangible assets, of our U.K. operations to determine if their fair value had declined to below their carrying value. We concluded that a decline in the fair value had occurred, and we recognized impairment charges of $495 million in the third quarter of 2021, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. See “Items Affecting Comparability of Results—U.K. energy crisis impacts,” “Liquidity and Capital Resources—United Kingdom Energy Crisis,” below, Note 3—United Kingdom Energy Crisis and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets for further information. As of September 30, 2021, after the recognition of the $495 million of impairment charges noted above, the goodwill related to our U.K. operations was approximately $26 million and the remaining long-lived assets related to our U.K. operations was $450 million, primarily consisting of property, plant and equipment.

CF INDUSTRIES HOLDINGS, INC.

The results of our U.K. operations are included in our ammonia, AN and Other segments, and account for a small portion of our consolidated gross margin. For the nine months ended September 30, 2021, our U.K. operations generated negative gross margin representing approximately 3% of our consolidated gross margin. For the year ended December 31, 2020, gross margin generated by our U.K. operations accounted for 2% of our consolidated gross margin.
Manufacturing Costs and Granular Urea Purchases
In the first nine months of 2021, we experienced lower production levels and higher manufacturing and maintenance costs. In response to the lower production levels, in the first nine months of 2021, we procured granular urea in order to meet customer obligations and provide additional manufacturing flexibility. The following summarizes the impact from these activities:
•Certain of our plants operated at lower operating rates or temporarily suspended operations due to the lack of natural gas due to Winter Storm Uri or due to maintenance activity in 2021, including activity that was deferred from 2020 as a result of the COVID-19 pandemic. Because of these factors and the halt of operations in the United Kingdom, we incurred higher costs for manufacturing, maintenance and repair activity for both scheduled and unscheduled downtime in the first nine months of 2021.
•Due to the lower production, we procured additional granular urea in order to meet customer obligations. In the nine months ended September 30, 2021, we purchased approximately $71 million of granular urea, which we sold to customers for $68 million.
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

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported a net loss attributable to common stockholders of $185 million for the three months ended September 30, 2021 compared to a net loss attributable to common stockholders of $28 million for the three months ended September 30, 2020, a decrease in net earnings of $157 million. Diluted net earnings per share attributable to common stockholders decreased $0.73 per share, to a loss of $0.86 per share in the third quarter of 2021 compared to a loss of $0.13 per share in the third quarter of 2020. These decreases were due primarily to impairment charges related to our U.K. operations, partially offset by higher operating results driven by an increase in gross margin.
Impact of impairment charges
The decrease in net earnings and diluted net earnings per share in the third quarter of 2021 was due primarily to impairment charges related to our U.K. operations of $495 million, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. The after-tax impact of the impairment charges to the net loss per share attributable to common stockholders and diluted net loss per share attributable to common stockholders was $403 million and $1.88, respectively. See “Market Conditions and Current Developments—United Kingdom Energy Crisis,” above, Note 3—United Kingdom Energy Crisis and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets, for further information.
The following table includes gross margin, operating (loss) earnings, (loss) earnings before income taxes, net (loss) earnings attributable to common stockholders and diluted net (loss) earnings per share attributable to common stockholders for the third quarter of 2021, and shows the impact of the impairment charges on each of these measures by also including the corresponding “as adjusted” measure, which excludes the before- and after-tax impacts of the impairment charges. Management utilizes these “as adjusted” measures, and believes they provide useful information to investors, for assessing period-to-period changes in our underlying operating performance, because these “as adjusted” measures exclude the non-cash impairment charges that resulted from the U.K. energy crisis, as more fully described above.

	Three months ended September 30, 2021
	As reported	Impact of impairment charges	As adjusted(1)
	(dollars in millions, except per share)
Gross margin	$440	$—	$440
Operating (loss) earnings	(97)	495	398
(Loss) earnings before income taxes	(137)	495	358
Net (loss) earnings attributable to common stockholders(2)	(185)	403	218
Diluted net (loss) earnings per share attributable to common stockholders(2)	(0.86)	1.88	1.02
_______________________________________________________________________________
(1)The “as adjusted” financial measures presented above are non-GAAP financial measures that should be viewed in addition to, and not as an alternative for, our reported results calculated and presented in accordance with U.S. GAAP.
(2)The after-tax impact of impairment charges reflects the amount of income tax benefit recognized in the three months ended September 30, 2021 in accordance with guidance on accounting for income taxes in interim reporting periods.
Impact of higher gross margin
Gross margin increased by $357 million in the third quarter of 2021 to $440 million as compared to $83 million in the third quarter of 2020. The following table and related discussion describe the significant factors that drove the increase in gross margin.

		Variance due to the following items:
	Third Quarter of 2020	Higher Average Selling Prices	Lower Volume	Higher Natural Gas Costs(1)	Unrealized MTM on natural gas derivatives	Higher Manufacturing, Maintenance, and Other Costs	Third Quarter of 2021
	(dollars in millions)
Net sales	$847	$686	$(171)	$—	$—	$—	$1,362
Cost of sales	764	—	(122)	153	(12)	139	922
Gross margin	$83	$686	$(49)	$(153)	$12	$(139)	$440
Gross margin percentage	9.8%						32.3%
_______________________________________________________________________________
(1)Higher natural gas costs include the impact, if any, of realized natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

•Average selling prices increased 101% to $360 per ton in the third quarter of 2021 from $179 per ton in the third quarter of 2020, which increased gross margin by $686 million,
•Sales volume declined by 20% to 3.8 million tons in the third quarter of 2021 from 4.7 million tons in the third quarter of 2020, which reduced gross margin by $49 million,
•The cost of natural gas used for production increased 120% to $4.21 per MMBtu in the third quarter of 2021 from $1.91 per MMBtu in the third quarter of 2020, which reduced gross margin by $153 million, and
•We incurred higher manufacturing, maintenance and other costs, which reduced gross margin by $139 million, due primarily to higher plant turnaround and maintenance activity.
Items Affecting Comparability of Results
In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results during the three and nine months ended September 30, 2021 and 2020. The following table and related discussion outline these items and how they impacted the comparability of our financial results during these periods. During the three months ended September 30, 2021 and 2020, we reported a net loss attributable to common stockholders of $185 million and $28 million, respectively. During the nine months ended September 30, 2021 and 2020, we reported net earnings attributable to common stockholders of $212 million and $230 million, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$(12)	$(9)	$—	$—	$(18)	$(14)	$(12)	$(9)
COVID impacts:
Special COVID-19 bonus for operational workforce(1)	—	—	4	3	—	—	19	15
Turnaround deferral(1)	—	—	7	6	—	—	7	6
Asset impairments(2)	495	403	—	—	495	403	—	—
Loss (gain) on foreign currency transactions, including intercompany loans(3)	2	1	(6)	(5)	5	4	7	5
Engineering cost write-off(3)	—	—	1	1	—	—	9	7
Loss on sale of surplus land(3)	—	—	2	1	—	—	2	1
Insurance proceeds(3)	—	—	—	—	—	—	(10)	(8)
Loss on debt extinguishment	13	10	—	—	19	15	—	—
Terra amended tax returns—interest income and income tax benefit(4)	—	—	—	—	—	—	(16)	(32)
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)The after-tax impact of asset impairment charges reflects the amount of income tax benefit recognized in the three and nine months ended September 30, 2021 in accordance with guidance on accounting for income taxes in interim reporting periods.
(3)Included in other operating—net in our consolidated statements of operations.
(4)Included in interest income and income tax provision in our consolidated statements of operations.
Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2021, we recognized an unrealized net mark-to-market gain of $12 million. In the nine months ended September 30, 2021 and 2020, we recognized unrealized net mark-to-market gains of $18 million and $12 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

COVID impacts
In March 2020, a short-term bonus program was initiated to compensate operational employees for continuing their critical tasks during the COVID-19 pandemic. The bonus program concluded in June 2020. Approximately $19 million was paid as part of the program and was recognized in cost of sales in our consolidated statements of operations for the nine months ended September 30, 2020, of which approximately $4 million was recognized in the third quarter of 2020.
In the three and nine months ended September 30, 2020, certain plant turnaround activities were deferred because of the COVID-19 pandemic. As a result, we incurred $7 million of expense, which is recognized in cost of sales in our consolidated statements of operations.
Loss (gain) on foreign currency transactions, including intercompany loans
In the nine months ended September 30, 2021 and 2020, we recognized losses of $5 million and $7 million, respectively, which consist of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Asset impairments
As a result of the U.K. energy crisis and the events described under “Market Conditions and Current Developments—United Kingdom Energy Crisis,” above, we recognized impairment charges of $495 million in the third quarter of 2021, including a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. See Note 3—United Kingdom Energy Crisis and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets for further information.
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
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 3.450% senior notes due 2023 (2023 Notes), in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, primarily consisting of a premium paid on the early redemption of the notes.
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
In 2017, we made a Voluntary Disclosures Program filing with the Canada Revenue Agency (CRA) with respect to the Canadian tax aspects of the amended returns and paid additional Canadian taxes due. In late 2020, the CRA settled with us the voluntary disclosure matter, and, in the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(in millions, except per share and per MMBtu)
Net sales	$1,362	$847	$515	61%	$3,998	$3,022	$976	32%
Cost of sales	922	764	158	21%	2,766	2,401	365	15%
Gross margin	440	83	357	430%	1,232	621	611	98%
Gross margin percentage	32.3%	9.8%	22.5%		30.8%	20.5%	10.3%
Selling, general and administrative expenses	52	49	3	6%	167	154	13	8%
Goodwill impairment	259	—	259	N/M	259	—	259	N/M
Long-lived and intangible asset impairment	236	—	236	N/M	236	—	236	N/M
Other operating—net	5	(4)	9	N/M	7	8	(1)	(13)%
Total other operating costs and expenses	552	45	507	N/M	669	162	507	313%
Equity in earnings of operating affiliate	15	2	13	N/M	37	8	29	363%
Operating (loss) earnings	(97)	40	(137)	N/M	600	467	133	28%
Interest expense—net	46	48	(2)	(4)%	140	123	17	14%
Loss on debt extinguishment	13	—	13	N/M	19	—	19	N/M
Other non-operating—net	(19)	1	(20)	N/M	(17)	(2)	(15)	N/M
(Loss) earnings before income taxes	(137)	(9)	(128)	N/M	458	346	112	32%
Income tax (benefit) provision	(46)	(13)	(33)	(254)%	57	33	24	73%
Net (loss) earnings	(91)	4	(95)	N/M	401	313	88	28%
Less: Net earnings attributable to noncontrolling interest	94	32	62	194%	189	83	106	128%
Net (loss) earnings attributable to common stockholders	$(185)	$(28)	$(157)	N/M	$212	$230	$(18)	(8)%
Diluted net (loss) earnings per share attributable to common stockholders	$(0.86)	$(0.13)	$(0.73)	N/M	$0.98	$1.07	$(0.09)	(8)%
Diluted weighted-average common shares outstanding	214.9	213.9	1.0	—%	216.4	215.3	1.1	1%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.90	$0.90	$—	—%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in cost of sales(1)	$4.21	$1.91	$2.30	120%	$3.51	$2.11	$1.40	66%
Average daily market price of natural gas Henry Hub (Louisiana)	$4.27	$1.95	$2.32	119%	$3.52	$1.82	$1.70	93%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$15.98	$2.69	$13.29	494%	$10.63	$2.49	$8.14	327%
Unrealized net mark-to-market gain on natural gas derivatives	$(12)	$—	$(12)	N/M	$(18)	$(12)	$(6)	(50)%
Depreciation and amortization	$203	$212	$(9)	(4)%	$650	$662	$(12)	(2)%
Capital expenditures	$201	$87	$114	131%	$382	$206	$176	85%
Sales volume by product tons (000s)	3,784	4,743	(959)	(20)%	13,522	14,817	(1,295)	(9)%
Production volume by product tons (000s):
Ammonia(2)	2,186	2,468	(282)	(11)%	6,897	7,621	(724)	(10)%
Granular urea	987	1,149	(162)	(14)%	3,139	3,640	(501)	(14)%
UAN (32%)	1,311	1,572	(261)	(17)%	4,628	4,879	(251)	(5)%
AN	332	471	(139)	(30)%	1,256	1,532	(276)	(18)%
___________________________________________________________________________
N/M—Not Meaningful
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method. Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives. For the nine months ended September 30, 2021,

CF INDUSTRIES HOLDINGS, INC.

excludes the $112 million gain on net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri in February 2021.
(2)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.
Third Quarter of 2021 Compared to Third Quarter of 2020

Net Sales
Our total net sales increased $515 million or 61%, to $1.36 billion in the third quarter of 2021 compared to $847 million in the third quarter of 2020 due to an increase in average selling prices, partially offset by a decrease in sales volume.
Our average selling price was $360 per ton in the third quarter of 2021, or 101% higher, compared to $179 per ton in the third quarter of 2020 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates.
Our total sales volume of 3.8 million product tons in the third quarter of 2021 was 20% lower compared to 4.7 million product tons in the third quarter of 2020 due to lower supply from the impact of weather-related production outages and the impact of both planned and unplanned maintenance activity. During the third quarter of 2021, lower production was due primarily to a high level of plant turnaround and maintenance activity as well as downtime resulting from the impact of Hurricane Ida.
Cost of Sales
Our total cost of sales increased $158 million, or 21%, to $922 million in the third quarter of 2021 from $764 million in the third quarter of 2020. The increase in our cost of sales was due primarily to higher costs for natural gas, which increased cost of sales by $153 million, and higher manufacturing, maintenance and other costs, which increased cost of sales by $139 million. These increases were partially offset by a decline in cost of sales of $122 million due to a 20% decline in sales volume.
Cost of sales averaged $244 per ton in the third quarter of 2021, a 51% increase from $162 per ton in the third quarter of 2020. The cost of natural gas used for production, including the impact of realized derivatives, increased 120% to $4.21 per MMBtu in the third quarter of 2021 from $1.91 per MMBtu in the third quarter of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3 million to $52 million in the third quarter of 2021 as compared to $49 million in the third quarter of 2020. The increase was due primarily to higher incentive compensation, due to strong operating performance, and higher costs associated with certain corporate initiatives.
Goodwill Impairment and Long-lived and Intangible Asset Impairment
During the third quarter of 2021, the U.K. energy crisis impacted our U.K. operations, as described above under the heading “United Kingdom Energy Crisis” in the section titled “Market Conditions and Current Developments.” This necessitated an evaluation of the long-lived and intangible assets, including goodwill, of our U.K. operations to determine if their fair value had declined to below their carrying value. Management concluded that a decline in the fair value had occurred, and we recognized impairment charges of $495 million in the third quarter of 2021, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. See “Items Affecting Comparability of Results—U.K. energy crisis impacts,” above; “Liquidity and Capital Resources—United Kingdom Energy Crisis,” below; Note 3—United Kingdom Energy Crisis and Impairment Charges; Note 6—Property, Plant and Equipment—Net; and Note 7—Goodwill and Other Intangible Assets for further information.
Other Operating—Net
Other operating—net was $5 million of expense in the third quarter of 2021 compared to $4 million of income in the third quarter of 2020. The $5 million of expense in the third quarter of 2021 includes a loss on foreign currency transactions of $2 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. The $4 million of income in the third quarter of 2020 was due primarily to a gain on foreign currency transactions of $6 million.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $15 million in the third quarter of 2021 compared to $2 million in the third quarter of 2020. The increase in the third quarter of 2021 was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense was $46 million in the third quarter of 2021 compared to $48 million in the third quarter of 2020. The decrease was due primarily to our redemption of $250 million principal amount of the 2023 Notes, which is more fully described under “Liquidity and Capital Resources—Senior Notes,” below.
Loss on Debt Extinguishment
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, primarily consisting of a premium paid on the early redemption of the notes.
Other Non-Operating—Net
Other non-operating—net was $19 million of income in the third quarter of 2021 compared to $1 million of expense in the third quarter of 2020. The $19 million of income in the third quarter of 2021 was due primarily to a gain of $20 million on the sale of European Union (EU) carbon credits that, due to Brexit, could no longer be utilized by our U.K. plants for carbon emission obligations in the United Kingdom.
Income Taxes
For the three months ended September 30, 2021, we recorded an income tax benefit of $46 million on a pre-tax loss of $137 million, or an effective tax rate of 34.3%, compared to an income tax benefit of $13 million on a pre-tax loss of $9 million, or an effective tax rate of 155.0%, for the three months ended September 30, 2020.
For the three months ended September 30, 2021, we did not record an income tax benefit related to the goodwill impairment described in Note 3—United Kingdom Energy Crisis and Impairment Charges as the impairment is non-deductible for income tax purposes. In addition, as a result of the effective settlement of the U.S. federal income tax audit for the 2012-2016 tax years, we reversed an accrual for unrecognized tax benefits and recognized a discrete income tax benefit of approximately $15 million.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2021 of 34.3%, which is based on a pre-tax loss of $137 million, including $94 million of earnings attributable to the noncontrolling interest, would be 14.0 percentage points lower, or 20.3%, if based on pre-tax loss exclusive of the $94 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2020 of 155.0%, which is based on a pre-tax loss of $9 million, including $32 million of earnings attributable to the noncontrolling interest, would be 121.6 percentage points lower, or 33.4%, if based on a pre-tax loss exclusive of the $32 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $62 million to $94 million in the third quarter of 2021 as compared to $32 million in the third quarter of 2020 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates.
Diluted Net (Loss) Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $0.73 to a loss of $0.86 per diluted share in the third quarter of 2021 from a loss of $0.13 per diluted share in the third quarter of 2020. This decrease was due primarily to impairment charges related to our U.K. operations, partially offset by higher operating results driven by an increase in gross margin.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales
Our total net sales increased $976 million, or 32%, to $4.00 billion in the first nine months of 2021 as compared to $3.02 billion in the first nine months of 2020 due to a 45% increase in average selling prices, partially offset by a 9% decrease in sales volume.
Average selling prices were $296 per ton in the first nine months of 2021, or 45% higher compared to $204 per ton in the first nine months of 2020 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs continued to drive lower global operating rates.
Our total sales volume of 13.5 million product tons in the first nine months of 2021 was 9% lower compared to 14.8 million product tons in the first nine months of 2020 as a result of decreased supply due to lower production due primarily to a high level of plant turnaround and maintenance activity as well as downtime resulting from the impacts of Winter Storm Uri and Hurricane Ida.
Cost of Sales
Our total cost of sales increased $365 million, or 15%, to $2.77 billion in the first nine months of 2021 as compared to $2.40 billion in the first nine months of 2020. The increase in our cost of sales was due primarily to higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $332 million, higher manufacturing, maintenance and other costs, which increased cost of sales by $307 million, and higher costs for purchased products as we purchased $71 million of granular urea during the first nine months of 2021 to meet customer obligations.
These increases were partially offset by the $112 million gain we recognized from the net settlement of certain natural gas contracts with our suppliers in February 2021 due to Winter Storm Uri as described above under the heading “Natural Gas” in the section titled “Market Conditions and Current Developments.” The $112 million gain on the net settlement of certain natural gas contracts in February 2021 is reflected in, and had the effect of reducing, our cost of sales in the first nine months of 2021. In addition, there was a $220 million decline in cost of sales in the first nine months of 2021, as compared to the first nine months of 2020, due primarily to a 9% decline in sales volume.
Cost of sales averaged $205 per ton in the first nine months of 2021, a 27% increase from $162 per ton in the first nine months of 2020. The cost of natural gas used for production, including the impact of realized derivatives, increased 66% to $3.51 per MMBtu in the first nine months of 2021 from $2.11 per MMBtu in the first nine months of 2020. The cost of natural gas used for production of $3.51 per MMBtu in the first nine months of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13 million to $167 million in the first nine months of 2021 as compared to $154 million in the first nine months of 2020. The increase was due primarily to higher incentive compensation, due to strong operating performance, and higher costs associated with certain corporate initiatives.
Goodwill Impairment and Long-lived and Intangible Asset Impairment
During the third quarter of 2021, the U.K. energy crisis impacted our U.K. operations, as described above under the heading “United Kingdom Energy Crisis” in the section titled “Market Conditions and Current Developments.” This crisis necessitated an evaluation of the long-lived and intangible assets, including goodwill, of our U.K. operations to determine if their fair value had declined to below their carrying value. Management concluded that a decline in the fair value had occurred, and we recognized impairment charges of $495 million in the third quarter of 2021, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. See “Items Affecting Comparability of Results—U.K. energy crisis impacts,” above; “Liquidity and Capital Resources—United Kingdom Energy Crisis,” below; Note 3—United Kingdom Energy Crisis and Impairment Charges; Note 6—Property, Plant and Equipment—Net; and Note 7—Goodwill and Other Intangible Assets for further information.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net
Other operating—net was $7 million of expense in the first nine months of 2021 compared to $8 million of expense in the first nine months of 2020. The expense in the first nine months of 2021 includes a loss on foreign currency transactions of $5 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
The other operating—net expense in the first nine months of 2020 includes $9 million of expense related to the cancellation of a project, which is described in the section above titled “Items Affecting Comparability of Results—Engineering cost write-off,” and foreign currency transaction losses of $7 million. These factors were partially offset by insurance proceeds of $10 million. See “Items Affecting Comparability of Results—Insurance proceeds,” above, for additional information.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $37 million in the first nine months of 2021 compared to $8 million in the first nine months of 2020. The increase was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense increased by $17 million to $140 million in the first nine months of 2021 compared to $123 million in the first nine months of 2020. The increase is due primarily to $16 million of interest income in 2020 related to the finalization of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
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
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, primarily consisting of a premium paid on the early redemption of the notes.
Other Non-Operating—Net
Other non-operating—net was $17 million of income in the first nine months of 2021 compared to $2 million of income in the first nine months of 2020. The $17 million of income in the first nine months of 2021 was due primarily to a gain of $20 million on the sale of EU carbon credits that, due to Brexit, could no longer be utilized by our U.K. plants for carbon emission obligations in the United Kingdom.
Income Taxes
For the nine months ended September 30, 2021, we recorded an income tax provision of $57 million on pre-tax income of $458 million, or an effective tax rate of 12.3%, compared to an income tax provision of $33 million on pre-tax income of $346 million, or an effective tax rate of 9.4%, for the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, we did not record an income tax benefit related to the goodwill impairment described in Note 3—United Kingdom Energy Crisis and Impairment Charges as the impairment is non-deductible for income tax purposes. In addition, our income tax provision includes a $36 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits, including a discrete income tax benefit of approximately $15 million due to the reversal of an accrual for unrecognized tax benefits as a result of the effective settlement of the U.S. federal income tax audit for the 2012-2016 tax years.

CF INDUSTRIES HOLDINGS, INC.

For the nine months ended September 30, 2020, our income tax provision includes a $25 million benefit related to the settlement of certain U.S. and foreign income tax audits, which primarily related to the settlement of the audit of the Terra amended tax returns, which is more fully described under “Liquidity and Capital Resources—Terra Amended Tax Returns,” below.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2021 of 12.3%, which is based on pre-tax income of $458 million, including $189 million of earnings attributable to the noncontrolling interest, would be 8.7 percentage points higher, or 21.0%, if based on pre-tax income exclusive of the $189 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2020 of 9.4%, which is based on pre-tax income of $346 million, including $83 million of earnings attributable to the noncontrolling interest, would be 3.0 percentage points higher, or 12.4%, if based on pre-tax income exclusive of the $83 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased 128% to $189 million in the first nine months of 2021 from $83 million in the first nine months of 2020 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance as higher global energy costs drove lower global operating rates.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased 8% to $0.98 per diluted share in the first nine months of 2021 from $1.07 per diluted share in the first nine months of 2020. This decrease is due primarily to impairment charges related to our U.K. operations, partially offset by higher operating results driven by an increase in gross margin.

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

		Variance due to the following items:
	Third Quarter of 2020	Higher Average Selling Prices	Volume	Higher Natural Gas Costs(1)	Unrealized MTM on natural gas derivatives	Higher Manufacturing, Maintenance and Other Costs	Third Quarter of 2021
	(dollars in millions)
Consolidated
Net sales	$847	$686	$(171)	$—	$—	$—	$1,362
Cost of sales	764	—	(122)	153	(12)	139	922
Gross margin	$83	$686	$(49)	$(153)	$12	$(139)	$440
Gross margin percentage	9.8%						32.3%
Ammonia
Net sales	$165	$197	$(18)	$—	$—	$—	$344
Cost of sales	174	—	(14)	35	(4)	71	262
Gross margin	$(9)	$197	$(4)	$(35)	$4	$(71)	$82
Gross margin percentage	(5.5)%						23.8%
Granular Urea
Net sales	$249	$194	$(57)	$—	$—	$—	$386
Cost of sales	183	—	(39)	38	(3)	21	200
Gross margin	$66	$194	$(18)	$(38)	$3	$(21)	$186
Gross margin percentage	26.5%						48.2%
UAN
Net sales	$248	$207	$(65)	$—	$—	$—	$390
Cost of sales	237	—	(45)	35	(3)	9	233
Gross margin	$11	$207	$(20)	$(35)	$3	$(9)	$157
Gross margin percentage	4.4%						40.3%
AN
Net sales	$109	$37	$(28)	$—	$—	$—	$118
Cost of sales	96	—	(20)	28	(1)	19	122
Gross margin	$13	$37	$(8)	$(28)	$1	$(19)	$(4)
Gross margin percentage	11.9%						(3.4)%
Other
Net sales	$76	$51	$(3)	$—	$—	$—	$124
Cost of sales	74	—	(4)	17	(1)	19	105
Gross margin	$2	$51	$1	$(17)	$1	$(19)	$19
Gross margin percentage	2.6%						15.3%

CF INDUSTRIES HOLDINGS, INC.

		Variance due to the following items:
	Nine Months Ended September 30, 2020	Higher Average Selling Prices(2)	Volume(2)	Higher Natural Gas Costs(1)	Unrealized MTM on natural gas derivatives(3)	Higher Manufacturing, Maintenance and Other Costs	Increase in Purchased Urea(4)	Gain on Net Settlement of Natural Gas Contracts	Nine Months Ended September 30, 2021
	(dollars in millions)
Consolidated
Net sales	$3,022	$1,224	$(309)	$—	$—	$—	$61	$—	$3,998
Cost of sales	2,401	—	(220)	332	(6)	307	64	(112)	2,766
Gross margin	$621	$1,224	$(89)	$(332)	$6	$(307)	$(3)	$112	$1,232
Gross margin percentage	20.5%								30.8%
Ammonia
Net sales	$722	$348	$(61)	$—	$—	$—	$—	$—	$1,009
Cost of sales	609	—	(40)	78	(2)	142	—	(112)	675
Gross margin	$113	$348	$(21)	$(78)	$2	$(142)	$—	$112	$334
Gross margin percentage	15.7%								33.1%
Granular Urea
Net sales	$915	$404	$(162)	$—	$—	$—	$61	$—	$1,218
Cost of sales	612	—	(101)	81	(1)	50	64	—	705
Gross margin	$303	$404	$(61)	$(81)	$1	$(50)	$(3)	$—	$513
Gross margin percentage	33.1%								42.1%
UAN
Net sales	$791	$288	$(23)	$—	$—	$—	$—	$—	$1,056
Cost of sales	675	—	(20)	85	(1)	20	—	—	759
Gross margin	$116	$288	$(3)	$(85)	$1	$(20)	$—	$—	$297
Gross margin percentage	14.7%								28.1%
AN
Net sales	$343	$83	$(67)	$—	$—	$—	$—	$—	$359
Cost of sales	290	—	(51)	55	(1)	44	—	—	337
Gross margin	$53	$83	$(16)	$(55)	$1	$(44)	$—	$—	$22
Gross margin percentage	15.5%								6.1%
Other
Net sales	$251	$101	$4	$—	$—	$—	$—	$—	$356
Cost of sales	215	—	(8)	33	(1)	51	—	—	290
Gross margin	$36	$101	$12	$(33)	$1	$(51)	$—	$—	$66
Gross margin percentage	14.3%								18.5%
_______________________________________________________________________________
(1)Higher natural gas costs include the impact, if any, of realized natural gas derivatives.
(2)Selling price and volume impact of granular urea purchased to satisfy customer commitments is reflected in the Increase in Purchased Urea column.
(3)Represents the variance in the net unrealized mark-to-market gains and losses on natural gas derivatives compared to the prior year period.
(4)Represents the impact of the incremental tons compared to the prior year period.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$344	$165	$179	108%	$1,009	$722	$287	40%
Cost of sales	262	174	88	51%	675	609	66	11%
Gross margin	$82	$(9)	$91	N/M	$334	$113	$221	196%
Gross margin percentage	23.8%	(5.5)%	29.3%		33.1%	15.7%	17.4%
Sales volume by product tons (000s)	690	795	(105)	(13)%	2,409	2,675	(266)	(10)%
Sales volume by nutrient tons (000s)(1)	566	651	(85)	(13)%	1,976	2,193	(217)	(10)%
Average selling price per product ton	$499	$208	$291	140%	$419	$270	$149	55%
Average selling price per nutrient ton(1)	$608	$253	$355	140%	$511	$329	$182	55%
Gross margin per product ton	$119	$(11)	$130	N/M	$139	$42	$97	231%
Gross margin per nutrient ton(1)	$145	$(14)	$159	N/M	$169	$52	$117	225%
Depreciation and amortization	$41	$34	$7	21%	$138	$133	$5	4%
Unrealized net mark-to-market gain on natural gas derivatives	$(4)	$—	$(4)	N/M	$(6)	$(4)	$(2)	(50)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2021 Compared to Third Quarter of 2020
Net Sales.    Net sales in our ammonia segment increased by $179 million, or 108%, to $344 million in the third quarter of 2021 from $165 million in the third quarter of 2020 due primarily to a 140% increase in average selling prices, partially offset by a 13% decrease in sales volume. Average selling prices increased to $499 per ton in the third quarter of 2021 compared to $208 per ton in the third quarter of 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production, due to higher plant turnaround and maintenance activity in 2021 and weather-related outages, including the impact of Hurricane Ida.
Cost of Sales.    Cost of sales in our ammonia segment averaged $380 per ton in the third quarter of 2021, a 74% increase from $219 per ton in the third quarter of 2020. The increase is due primarily to higher realized natural gas costs, higher costs related to plant turnaround and maintenance activity, and a higher cost per ton for purchased ammonia from our joint venture in Trinidad.
Gross Margin.    Gross margin in our ammonia segment increased by $91 million to $82 million in the third quarter of 2021 from a loss of $9 million in the third quarter of 2020, and our gross margin percentage was 23.8% in the third quarter of 2021 compared to (5.5)% in the third quarter of 2020. The increase in gross margin was due primarily to a 140% increase in average selling prices, which increased gross margin by $197 million. The impact of higher average selling prices was partially offset by the impact of a $71 million net increase in manufacturing, maintenance and other costs, an increase in realized natural gas costs, which reduced gross margin by $35 million, and a 13% decrease in sales volume, which decreased gross margin by $4 million. Gross margin also includes the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales.    Net sales in our ammonia segment increased by $287 million, or 40%, to $1,009 million in the nine months ended September 30, 2021 from $722 million in the nine months ended September 30, 2020 due primarily to a 55% increase in average selling prices, partially offset by a 10% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower

CF INDUSTRIES HOLDINGS, INC.

supply availability resulting from reduced inventory and production due to plant turnaround and maintenance activity and weather-related outages, including the impact of Winter Storm Uri.
Cost of Sales.    Cost of sales in our ammonia segment averaged $280 per ton in the nine months ended September 30, 2021, a 23% increase from $228 per ton in the nine months ended September 30, 2020. The increase is due primarily to higher realized natural gas costs, higher costs related to plant turnaround, maintenance and repair activity, and a higher cost per ton for purchased ammonia from our joint venture in Trinidad, partially offset by the impact of the $112 million gain on the net settlement of certain natural gas contracts in February 2021. See “Market Conditions and Current Developments” above, for additional information on the operational impact of Winter Storm Uri.
Gross Margin.    Gross margin in our ammonia segment increased by $221 million to $334 million in the nine months ended September 30, 2021 from $113 million in the nine months ended September 30, 2020, and our gross margin percentage was 33.1% in the nine months ended September 30, 2021 compared to 15.7% in the nine months ended September 30, 2020. The increase in gross margin was due primarily to a 55% increase in average selling prices, which increased gross margin by $348 million and the $112 million gain on the net settlement of certain natural gas contracts in February 2021. These factors were partially offset by a $142 million net increase in manufacturing, maintenance and other costs, an increase in realized natural gas costs, which decreased gross margin by $78 million, and a 10% decrease in sales volume, which decreased gross margin by $21 million. Gross margin also includes the impact of a $6 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2021 compared to a $4 million gain in the nine months ended September 30, 2020.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$386	$249	$137	55%	$1,218	$915	$303	33%
Cost of sales	200	183	17	9%	705	612	93	15%
Gross margin	$186	$66	$120	182%	$513	$303	$210	69%
Gross margin percentage	48.2%	26.5%	21.7%		42.1%	33.1%	9.0%
Sales volume by product tons (000s)	860	1,107	(247)	(22)%	3,272	3,802	(530)	(14)%
Sales volume by nutrient tons (000s)(1)	396	510	(114)	(22)%	1,505	1,749	(244)	(14)%
Average selling price per product ton	$449	$225	$224	100%	$372	$241	$131	54%
Average selling price per nutrient ton(1)	$975	$488	$487	100%	$809	$523	$286	55%
Gross margin per product ton	$216	$60	$156	260%	$157	$80	$77	96%
Gross margin per nutrient ton(1)	$470	$129	$341	264%	$341	$173	$168	97%
Depreciation and amortization	$58	$60	$(2)	(3)%	$179	$198	$(19)	(10)%
Unrealized net mark-to-market gain on natural gas derivatives	$(3)	$—	$(3)	N/M	$(5)	$(4)	$(1)	(25)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2021 Compared to Third Quarter of 2020
Net Sales.    Net sales in our granular urea segment increased $137 million, or 55%, to $386 million in the third quarter of 2021 from $249 million in the third quarter of 2020 due primarily to a 100% increase in average selling prices, partially offset by a 22% decrease in sales volume. Average selling prices increased to $449 per ton in the third quarter of 2021 compared to $225 per ton in the third quarter of 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production due to plant turnaround and maintenance activity and weather-related outages, including the impact of Hurricane Ida.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our granular urea segment averaged $233 per ton in the third quarter of 2021, a 41% increase from $165 per ton in the third quarter of 2020, due primarily to higher realized natural gas costs and higher costs related to plant turnaround and maintenance activity.
Gross Margin.    Gross margin in our granular urea segment increased by $120 million to $186 million in the third quarter of 2021 from $66 million in the third quarter of 2020, and our gross margin percentage was 48.2% in the third quarter of 2021 compared to 26.5% in the third quarter of 2020. The increase in gross margin was due primarily to a 100% increase in average selling prices, which increased gross margin by $194 million. The impact of higher average selling prices was partially offset by an increase in realized natural gas costs, which decreased gross margin by $38 million, a $21 million net increase in other manufacturing, maintenance and other costs, and a 22% decrease in sales volume, which decreased gross margin by $18 million. Gross margin also includes the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales.    Net sales in our granular urea segment increased $303 million, or 33%, to $1,218 million in the nine months ended September 30, 2021 from $915 million in the nine months ended September 30, 2020 due primarily to a 54% increase in average selling prices, partially offset by a 14% decrease in sales volume. Average selling prices increased to $372 per ton in the nine months ended September 30, 2021 compared to $241 per ton in the nine months ended September 30, 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability resulting from reduced production due to plant turnaround, maintenance and repair activity and the impact of Winter Storm Uri. Due to the reduced production, we purchased granular urea in the nine months ended September 30, 2021, which we sold for $68 million, to meet customer obligations.
Cost of Sales.    Cost of sales in our granular urea segment averaged $215 per ton in the nine months ended September 30, 2021, a 34% increase from $161 per ton in the nine months ended September 30, 2020, due primarily to higher realized natural gas costs and higher costs related to plant turnaround, maintenance and repair activity due primarily to Winter Storm Uri. In addition, we purchased $71 million of granular urea in the nine months ended September 30, 2021 to meet customer obligations.
Gross Margin.    Gross margin in our granular urea segment increased by $210 million to $513 million in the nine months ended September 30, 2021 from $303 million in the nine months ended September 30, 2020, and our gross margin percentage was 42.1% in the nine months ended September 30, 2021 compared to 33.1% in the nine months ended September 30, 2020. The increase in gross margin was due to a 54% increase in average selling prices, which increased gross margin by $404 million. The impact of higher average selling prices was partially offset by higher realized natural gas costs, which decreased gross margin by $81 million, a 14% decrease in sales volume, which decreased gross margin by $61 million, and a $50 million net increase in manufacturing, maintenance and other costs. In addition, we have experienced lower production throughout 2021. As a result, in the nine months ended September 30, 2021, we purchased 201,000 tons of granular urea to meet customer obligations, which had the impact of reducing our gross margin percentage in our granular urea segment by 2.8 percentage points. Gross margin also includes the impact of a $5 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2021 compared to a $4 million gain in the nine months ended September 30, 2020.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$390	$248	$142	57%	$1,056	$791	$265	34%
Cost of sales	233	237	(4)	(2)%	759	675	84	12%
Gross margin	$157	$11	$146	N/M	$297	$116	$181	156%
Gross margin percentage	40.3%	4.4%	35.9%		28.1%	14.7%	13.4%
Sales volume by product tons (000s)	1,283	1,725	(442)	(26)%	4,746	4,955	(209)	(4)%
Sales volume by nutrient tons (000s)(1)	405	545	(140)	(26)%	1,493	1,561	(68)	(4)%
Average selling price per product ton	$304	$144	$160	111%	$223	$160	$63	39%
Average selling price per nutrient ton(1)	$963	$455	$508	112%	$707	$507	$200	39%
Gross margin per product ton	$122	$6	$116	N/M	$63	$23	$40	174%
Gross margin per nutrient ton(1)	$388	$20	$368	N/M	$199	$74	$125	169%
Depreciation and amortization	$56	$69	$(13)	(19)%	$188	$186	$2	1%
Unrealized net mark-to-market gain on natural gas derivatives	$(3)	$—	$(3)	N/M	$(5)	$(4)	$(1)	(25)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2021 Compared to Third Quarter of 2020
Net Sales.    Net sales in our UAN segment increased $142 million, or 57%, to $390 million in the third quarter of 2021 from $248 million in the third quarter of 2020 due primarily to a 111% increase in average selling prices, partially offset by a 26% decrease in sales volume. Average selling prices increased to $304 per ton in the third quarter of 2021 compared to $144 per ton in the third quarter of 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was lower due primarily to lower supply availability from reduced production due to plant turnaround and maintenance activity and the impact of weather-related outages.
Cost of Sales.    Cost of sales in our UAN segment averaged $182 per ton in the third quarter of 2021, a 32% increase from $138 per ton in the third quarter of 2020, due primarily to the impact of higher realized natural gas costs and higher costs related to plant turnaround and maintenance activity.
Gross Margin.    Gross margin in our UAN segment increased by $146 million to $157 million in the third quarter of 2021 from $11 million in the third quarter of 2020, and our gross margin percentage was 40.3% in the third quarter of 2021 compared to 4.4% in the third quarter of 2020. The increase in gross margin was due to a 111% increase in average selling prices, which increased gross margin by $207 million. The impact of higher average selling prices was partially offset by higher realized natural gas costs, which decreased gross margin by $35 million, a 26% decrease in sales volume, which decreased gross margin by $20 million, and a $9 million net increase in manufacturing, maintenance and other costs. Gross margin includes the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales.    Net sales in our UAN segment increased $265 million, or 34%, to $1,056 million in the nine months ended September 30, 2021 from $791 million in the nine months ended September 30, 2020 due primarily to a 39% increase in average selling prices, partially offset by a 4% decrease in sales volume. Average selling prices increased to $223 per ton in the nine months ended September 30, 2021 compared to $160 per ton in the nine months ended September 30, 2020, due primarily to the impact of a tighter global nitrogen supply and demand balance. The decrease in sales volume was due to lower supply

CF INDUSTRIES HOLDINGS, INC.

availability from reduced production due to plant turnaround and maintenance activity and the impact of weather-related outages.
Cost of Sales.    Cost of sales in our UAN segment averaged $160 per ton in the nine months ended September 30, 2021, a 17% increase from $137 per ton in the nine months ended September 30, 2020. The increase was due primarily to the impact of higher realized natural gas costs and higher costs related to plant turnaround, maintenance and repair activity.
Gross Margin.    Gross margin in our UAN segment increased by $181 million to $297 million in the nine months ended September 30, 2021 from $116 million in the nine months ended September 30, 2020, and our gross margin percentage was 28.1% in the nine months ended September 30, 2021 compared to 14.7% in the nine months ended September 30, 2020. The increase in gross margin was due to a 39% increase in average selling prices, which increased gross margin by $288 million. The impact of higher average selling prices was partially offset by higher realized natural gas costs, which decreased gross margin by $85 million, a $20 million net increase in manufacturing, maintenance and other costs, and a 4% decrease in sales volume, which decreased gross margin by $3 million. Gross margin also includes the impact of a $5 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2021 compared to a $4 million gain in the nine months ended September 30, 2020.
Antidumping and Countervailing Duty Investigations
On June 30, 2021, we filed petitions with the U.S. Department of Commerce (Commerce) and the U.S. International Trade Commission (ITC) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad. We requested the investigations due to the harm we believe the domestic UAN industry has experienced from dumped and unfairly subsidized imports from these two countries. The ITC instituted preliminary phase injury investigations on July 1, 2021, and Commerce announced the initiation of antidumping and countervailing duty investigations on July 21, 2021. On August 13, the ITC announced its unanimous preliminary affirmative determination, finding that there is a reasonable indication that the U.S. UAN industry is materially injured by reason of imports of UAN from Russia and Trinidad. As a result, Commerce is proceeding with its investigations of whether and to what extent these imports are dumped and unfairly subsidized. Commerce is due to announce the preliminary countervailing duty determinations on November 30. Commerce’s preliminary antidumping determinations are currently due on December 8, but may be postponed. We expect that Commerce will issue final determinations in 2022. If any of Commerce’s final determinations are affirmative, the ITC would make a final determination as to whether the unfairly traded imports materially injure or threaten material injury to the U.S. UAN industry. If the ITC makes affirmative final determinations, then Commerce can impose duties equal to the level of dumping and unfair subsidies it finds. At this time, we cannot predict the outcome of the proceedings, including whether antidumping or countervailing duties will be imposed on imports from either country, or the rate of any such duties.

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
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$118	$109	$9	8%	$359	$343	$16	5%
Cost of sales	122	96	26	27%	337	290	47	16%
Gross margin	$(4)	$13	$(17)	N/M	$22	$53	$(31)	(58)%
Gross margin percentage	(3.4)%	11.9%	(15.3)%		6.1%	15.5%	(9.4)%
Sales volume by product tons (000s)	407	548	(141)	(26)%	1,346	1,671	(325)	(19)%
Sales volume by nutrient tons (000s)(1)	137	185	(48)	(26)%	455	564	(109)	(19)%
Average selling price per product ton	$290	$199	$91	46%	$267	$205	$62	30%
Average selling price per nutrient ton(1)	$861	$589	$272	46%	$789	$608	$181	30%
Gross margin per product ton	$(10)	$24	$(34)	N/M	$16	$32	$(16)	(50)%
Gross margin per nutrient ton(1)	$(29)	$70	$(99)	N/M	$48	$94	$(46)	(49)%
Depreciation and amortization	$20	$25	$(5)	(20)%	$61	$76	$(15)	(20)%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M	$(1)	$—	$(1)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2021 Compared to Third Quarter of 2020
On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. See the discussion under “Market Conditions and Current Developments—United Kingdom Energy Crisis,” above, for further information.
Net Sales.    Net sales in our AN segment increased $9 million, or 8%, to $118 million in the third quarter of 2021 from $109 million in the third quarter of 2020 due primarily to a 46% increase in average selling prices, partially offset by a 26% decrease in sales volume. Average selling prices increased to $290 per ton in the third quarter of 2021 compared to $199 per ton in the third quarter of 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume declined due to lower supply availability resulting from reduced production due primarily to plant turnaround and maintenance activity.
Cost of Sales.    Cost of sales in our AN segment averaged $300 per ton in the third quarter of 2021, a 71% increase from $175 per ton in the third quarter of 2020. The increase was due primarily to higher realized natural gas costs and higher costs related to plant turnaround activity. Natural gas costs increased in both the United States and the United Kingdom in 2021. For example, as measured by the average daily market price of natural gas at the NBP, the major natural gas trading point for the United Kingdom, natural gas prices increased to $15.98 per MMBtu in the third quarter of 2021 from $2.69 per MMBtu in the third quarter of 2020. See the discussion under “Market Conditions and Current Developments—Natural Gas,” above, for further information.
Gross Margin.    Gross margin in our AN segment decreased $17 million to a loss of $4 million in the third quarter of 2021 from $13 million in the third quarter of 2020, and our gross margin percentage was (3.4)% in the third quarter of 2021 compared to 11.9% in the third quarter of 2020. The decrease in gross margin was due to an increase in realized natural gas costs, which decreased gross margin by $28 million, a net increase of $19 million in manufacturing, maintenance and other costs, and a 26% decrease in sales volume, which decreased gross margin by $8 million. These factors were partially offset by a 46% increase in average selling prices, which increased gross margin by $37 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2021.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales.    Net sales in our AN segment increased $16 million, or 5%, to $359 million in the nine months ended September 30, 2021 from $343 million in the nine months ended September 30, 2020 due primarily to a 30% increase in average selling prices, partially offset by a 19% decrease in sales volume. Average selling prices increased to $267 per ton in the nine months ended September 30, 2021 compared to $205 per ton in the nine months ended September 30, 2020 due primarily to the impact of a tighter global nitrogen supply and demand balance. The decrease in sales volume was due primarily to lower supply availability as a result of reduced production due to plant turnaround and maintenance activity.
Cost of Sales.     Cost of sales in our AN segment averaged $251 per ton in the nine months ended September 30, 2021, a 45% increase from $173 per ton in the nine months ended September 30, 2020. The increase was due primarily to higher realized natural gas costs and higher costs related to plant turnaround and maintenance activity.
Gross Margin.    Gross margin in our AN segment decreased by $31 million, or 58%, to $22 million in the nine months ended September 30, 2021 from $53 million in the nine months ended September 30, 2020, and our gross margin percentage was 6.1% in the nine months ended September 30, 2021 compared to 15.5% in the nine months ended September 30, 2020. The decrease in gross margin was due to an increase in realized natural gas costs, which decreased gross margin by $55 million, a net increase of $44 million in manufacturing, maintenance and other costs, and a 19% decrease in sales volume, which decreased gross margin by $16 million. These factors were partially offset by a 30% increase in average selling prices, which increased gross margin by $83 million. Gross margin includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2021.
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

The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
	(dollars in millions, except per ton amounts)
Net sales	$124	$76	$48	63%	$356	$251	$105	42%
Cost of sales	105	74	31	42%	290	215	75	35%
Gross margin	$19	$2	$17	N/M	$66	$36	$30	83%
Gross margin percentage	15.3%	2.6%	12.7%		18.5%	14.3%	4.2%
Sales volume by product tons (000s)	544	568	(24)	(4)%	1,749	1,714	35	2%
Sales volume by nutrient tons (000s)(1)	106	111	(5)	(5)%	347	339	8	2%
Average selling price per product ton	$228	$134	$94	70%	$204	$146	$58	40%
Average selling price per nutrient ton(1)	$1,170	$685	$485	71%	$1,026	$740	$286	39%
Gross margin per product ton	$35	$4	$31	N/M	$38	$21	$17	81%
Gross margin per nutrient ton(1)	$179	$18	$161	N/M	$190	$106	$84	79%
Depreciation and amortization	$22	$18	$4	22%	$67	$52	$15	29%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M	$(1)	$—	$(1)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2021 Compared to Third Quarter of 2020
Net Sales.    Net sales in our Other segment increased by $48 million, or 63%, to $124 million in the third quarter of 2021 from $76 million in the third quarter of 2020 due primarily to a 70% increase in average selling prices, partially offset by a 4% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance. The decrease in sales volume was due primarily to lower urea liquor and NPK sales, partially offset by higher DEF sales.
Cost of Sales.    Cost of sales in our Other segment averaged $193 per ton in the third quarter of 2021, a 48% increase from $130 per ton in the third quarter of 2020, due primarily to higher realized natural gas costs and higher costs related to plant turnaround and maintenance activity.
Gross Margin.    Gross margin in our Other segment increased by $17 million to $19 million in the third quarter of 2021 from $2 million in the third quarter of 2020, and our gross margin percentage was 15.3% in the third quarter of 2021 compared to 2.6% in the third quarter of 2020. The increase in gross margin was due to a 70% increase in average selling prices, which increased gross margin by $51 million and an increase of $1 million due to product mix. These factors were partially offset by a $19 million net increase in manufacturing, maintenance and other costs and an increase in realized natural gas costs, which decreased gross margin by $17 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales.    Net sales in our Other segment increased by $105 million, or 42%, to $356 million in the nine months ended September 30, 2021 from $251 million in the nine months ended September 30, 2020 due primarily to a 40% increase in average selling prices and a 2% increase in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance. The increase in sales volume was due primarily to higher DEF sales volumes, partially offset by lower NPK sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $166 per ton in the nine months ended September 30, 2021, a 33% increase from $125 per ton in the nine months ended September 30, 2020 due primarily to higher realized natural gas costs and higher costs related to plant turnaround and maintenance activity.
Gross Margin.    Gross margin in our Other segment increased by $30 million, or 83%, to $66 million in the nine months ended September 30, 2021 from $36 million in the nine months ended September 30, 2020, and our gross margin percentage was 18.5% in the nine months ended September 30, 2021 compared to 14.3% in the nine months ended September 30, 2020. The increase in gross margin was due to a 40% increase in average selling prices, which increased gross margin by $101 million, and a 2% increase in sales volume, which increased gross margin by $12 million. These factors were partially offset by a $51 million net increase in manufacturing, maintenance and other costs and an increase in realized natural gas costs, which decreased gross margin by $33 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2021.

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
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes, in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. See the discussion under “Debt,” below, for further information.
As of September 30, 2021, our cash and cash equivalents balance was $757 million, an increase of $74 million from $683 million at December 31, 2020. At September 30, 2021, we were in compliance with all applicable covenant requirements under our revolving credit agreement, senior notes and senior secured notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
United Kingdom Energy Crisis
On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. The halt of operations at our U.K. plants impacted the availability of certain products in the United Kingdom, including carbon dioxide, which is a byproduct of ammonia production. Due to the critical nature of carbon dioxide to certain industries in the United Kingdom, on September 21, 2021, we entered into an interim agreement with the U.K. government. Under the terms of the agreement, the U.K. government agreed to cover the costs to restart the ammonia plant at Billingham and to offset losses incurred from production for a 21-day period. As a result, we resumed production of ammonia at the Billingham facility in order to produce carbon dioxide for the United Kingdom. While the interim agreement was in place, we entered into carbon dioxide pricing and offtake agreements with our customers, which have an initial term through January 31, 2022. The amount of financial support that will be provided by the U.K. government for the September 2021 period of the interim agreement is not expected to be material to our results of operations.
As a result of the U.K. energy crisis and the events described above, we recognized impairment charges of $495 million in the third quarter of 2021, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. See Note 3—United Kingdom Energy Crisis and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets for additional information. As of September 30, 2021, after the recognition of the $495 million of impairment charges, the goodwill related to our U.K. operations was approximately $26 million and the remaining long-lived assets related to our U.K. operations were approximately $450 million, primarily consisting of property, plant and equipment. Management continues to assess the volatile market conditions in the United Kingdom that are impacting our U.K. operations.
The factors that could lead to the resolution of the U.K. energy crisis, and the timing of any such resolution, are unknown to us. Production continues to be idled at our Ince facility, while the Billingham facility is currently operating due to the carbon dioxide agreements described above. There remains significant uncertainty regarding future plans for these sites pending greater clarity as to the future cost of natural gas and electricity, selling prices for the products we produce in the United Kingdom and U.K. government policy. Persistence of the current levels of energy costs and product prices facing our U.K. operations could lead to the continued idling or shutting down of our U.K. facilities. This could result in, among other things, additional funding to support the cash needs of the U.K. operations and recognition of further losses or further impairment charges related to our U.K. operations. Each of these actions could have a material adverse impact on our results of operations and cash flows.

CF INDUSTRIES HOLDINGS, INC.

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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $382 million in the first nine months of 2021 compared to $206 million in the first nine months of 2020.
We currently anticipate that capital expenditures for the full year of 2021 will be in the range of $500 million, which includes expenditures for our green ammonia project at our Donaldsonville manufacturing complex and reflects higher capital spending due to maintenance deferred from 2020 as well as activity that was previously planned to occur in 2022, but accelerated into 2021. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Debt
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (the Revolving Credit Agreement), which provides for a revolving credit facility of up to $750 million with a maturity of December 5, 2024. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.
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
CF Industries is the lead borrower, and CF Holdings is the sole guarantor, under the Revolving Credit Agreement.
As of September 30, 2021, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2021 or December 31, 2020, or during the nine months ended September 30, 2021.
In March 2020, we borrowed $500 million under the Revolving Credit Agreement to ensure we maintained ample financial flexibility in light of the uncertainty in the global markets, including the financial credit markets, caused by the COVID-19 pandemic. In April 2020, due to confidence in the functioning of the credit markets and strong nitrogen fertilizer business conditions, we repaid the $500 million of borrowings that were outstanding under the Revolving Credit Agreement as of March 31, 2020, which returned our unused borrowing capacity under the Revolving Credit Agreement to $750 million. During the nine months ended September 30, 2020, maximum borrowings under the Revolving Credit Agreement were $500 million and the weighted-average annual interest rate of borrowings during the nine months ended September 30, 2020 was 2.05%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of September 30, 2021, approximately $229 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2021 and December 31, 2020 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2021		December 31, 2020
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.562%	$500	$499	$750	$748
5.150% due March 2034	5.279%	750	741	750	741
4.950% due June 2043	5.031%	750	742	750	742
5.375% due March 2044	5.465%	750	742	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	—	—	250	249
4.500% due December 2026(2)	4.759%	750	741	750	740
Total long-term debt		$3,500	$3,465	$4,000	$3,961
Less: Current maturities of long-term debt		—	—	250	249
Long-term debt, net of current maturities		$3,500	$3,465	$3,750	$3,712
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $8 million and $9 million as of September 30, 2021 and December 31, 2020, respectively, and total deferred debt issuance costs were $27 million and $30 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
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
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total amount paid for the redemption of the $250 million principal amount of the 2023 Notes, which was funded with cash on hand, was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million in the third quarter of 2021, primarily consisting of a premium paid on the early redemption of the notes.
Senior Secured Notes
On March 20, 2021, we redeemed in full all of the remaining $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million in the first quarter of 2021, primarily consisting of a premium paid on the early redemption of the notes.
Under the terms of the indenture governing the 4.500% senior secured notes due 2026 (the 2026 Notes), the 2026 Notes are guaranteed on a senior secured basis by CF Holdings. Until August 23, 2021, the 2026 Notes were guaranteed by certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes on August 23, 2021. Prior to the investment grade rating event, subject to certain exceptions, the obligations under the 2026 Notes and related guarantees were secured by a first priority security interest in collateral consisting of substantially all of the assets of CF Industries, CF Holdings and the subsidiary guarantors. As a result of the investment grade rating event, the liens on the collateral securing the obligations under the 2026 Notes and related guarantees were

CF INDUSTRIES HOLDINGS, INC.

automatically released on August 23, 2021, and the indenture covenant that had limited dispositions of assets constituting collateral no longer applies.
Interest on the 2026 Notes is payable semiannually, and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Share Repurchase Programs
On February 13, 2019, the Board authorized the repurchase of up to $1 billion of CF Holdings common stock through December 31, 2021 (the 2019 Share Repurchase Program). Since the 2019 Share Repurchase Program was announced in February 2019, we have repurchased approximately 11.3 million shares for $487 million, consisting of:
•1.1 million shares repurchased during the third quarter of 2021 for $50 million,
•2.6 million shares repurchased during the first quarter of 2020 for $100 million, and
•7.6 million shares repurchased during 2019 for $337 million.
On November 3, 2021, the Board authorized the repurchase of up to $1.5 billion of CF Holdings common stock from January 1, 2022 through December 31, 2024 (the 2021 Share Repurchase Program).
Repurchases under our share repurchase programs may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2021 and December 31, 2020, we had $375 million and $130 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2021, our open natural gas derivative contracts consisted of natural gas basis swaps and options for 20.7 million MMBtus. As of December 31, 2020, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 34.1 million MMBtus.

CF INDUSTRIES HOLDINGS, INC.

Defined Benefit Pension Plans
We contributed $33 million to our pension plans during the nine months ended September 30, 2021. Over the remainder of 2021, we expect to contribute an additional $6 million to our pension plans, or a total of approximately $39 million for the full year 2021. In addition, we currently expect our U.K. subsidiary to contribute a total of approximately $91 million to our U.K. plans in the four-year period ending in 2025, as agreed with the plans’ trustees.
Distribution to Noncontrolling Interest in CFN
On July 30, 2021, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2021 in accordance with CFN’s limited liability company agreement. On July 30, 2021, CFN distributed $130 million to CHS for the distribution period ended June 30, 2021. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2021 is approximately $94 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2021 was $1,393 million, an increase of $452 million compared to $941 million in the first nine months of 2020. The increase in cash flow from operations was due primarily to higher net earnings, partially offset by unfavorable changes in net working capital. Net earnings for the first nine months of 2021 was $401 million as compared to $313 million for the first nine months of 2020. Additionally, the first nine months of 2021 includes non-cash pre-tax impairment charges of $495 million that reduced net earnings, as described above under “United Kingdom Energy Crisis.” The increase in net earnings was due primarily to higher average selling prices and a $112 million gain on the net settlement of certain natural gas contracts with our suppliers in February 2021, partially offset by higher costs related to manufacturing, maintenance and repair activity. During the first nine months of 2021, net changes in working capital reduced cash flow from operations by $53 million, while in the first nine months of 2020 net changes in working capital contributed $69 million to cash flow from operations. The decreased cash flow from working capital changes was primarily driven by cash taxes paid, inventories and accounts receivable, partially offset by an increase in customer advances.
Investing Activities
Net cash used in investing activities was $383 million in the first nine months of 2021 as compared to $201 million in the first nine months of 2020. During the first nine months of 2021, capital expenditures totaled $382 million compared to $206 million in the first nine months of 2020.
Financing Activities
Net cash used in financing activities was $936 million in the first nine months of 2021 compared to $473 million in the first nine months of 2020. In the first nine months of 2021, we paid $518 million in connection with the redemption of the 2021 Notes and the partial redemption of the 2023 Notes. In the first nine months of 2021, we spent $50 million to repurchase shares of common stock compared to $100 million in the first nine months of 2020. Dividends paid on common stock was $195 million in the first nine months of 2021 compared to $193 million in the first nine months of 2020. Distributions to noncontrolling interest totaled $194 million in the first nine months of 2021 as compared to $174 million in the first nine months of 2020.
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

CF INDUSTRIES HOLDINGS, INC.

In 2017, we made a Voluntary Disclosures Program filing with the Canada Revenue Agency (CRA) with respect to the Canadian tax aspects of the amended returns and paid additional Canadian taxes due. In late 2020, the CRA settled with us the voluntary disclosure matter, and, in the first quarter of 2021, we received approximately $20 million of withholding tax refunds, including interest, from the CRA. These amounts were previously recorded in our consolidated balance sheet as of December 31, 2020.
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
Regulation of Greenhouse Gases
Our U.K. manufacturing plants are subject to greenhouse gas (GHG) regulations in the United Kingdom. After the United Kingdom’s exit from the European Union, the U.K. government instituted new GHG regulations in 2021, including establishing the U.K. Emission Trading Scheme (UK ETS). The UK ETS replaces the European Union Emissions Trading System for U.K. companies. In conjunction with these changes, the U.K. GHG regulations established a lower emission cap than applied to us under the European GHG regulations. Under the new U.K. requirements, we are required to obtain and surrender emission allowances equivalent to our annual greenhouse gas emissions, although we anticipate that we will be allocated a certain number of free allowances.
As a result of the new GHG regulations and the establishment of the UK ETS, our remaining European Union emissions credits are no longer applicable for us in the United Kingdom, and we will need separate U.K. emissions credits to offset emissions that are in excess of the number of free allowances allocated to us. Accordingly, in the third quarter of 2021, we sold our remaining EU emissions credits for approximately $20 million and recognized a corresponding gain, which is included in other non-operating—net in our consolidated statements of operations, as the credits were earned by us in prior years due to approved emission abatement actions that we had taken and, therefore, did not have a recognized cost associated with them. We subsequently purchased approximately 321,000 of U.K. carbon credits, which can be used to satisfy future carbon credit obligations in the United Kingdom, for approximately $19 million.
We may need to procure additional U.K. carbon credits in the future. The U.K. emissions trading market is not a liquid market with numerous observable transactions. Given the recent development of the market and the limited number of participants, changes in the price of credits could occur as the market is subject to change based on market participants and liquidity. It is unclear if the UK ETS will be linked with other emission trading programs from other countries. The U.K. government can also change the emission cap or allowances of the GHG regulations, which could also impact the cost of compliance with this program.

CF INDUSTRIES HOLDINGS, INC.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires that we select policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our critical accounting estimates related to the recoverability of long-lived assets and goodwill.
Recoverability of Long-Lived Assets and Goodwill
We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, and goodwill in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include production and sales volumes, selling prices, raw material costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill and long-lived assets is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.
The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired.
During the third quarter of 2021, the U.K. energy crisis necessitated an evaluation of the goodwill and long-lived assets, including definite-lived intangible assets, of our U.K. operations to determine if their fair value had declined to below their carrying value. We performed the impairment evaluations on the U.K. ammonia, U.K. AN and U.K. Other asset groups’ long-lived assets, including definite-lived intangible assets, and the U.K. ammonia, U.K. AN and U.K. Other reporting units’ goodwill as of September 30, 2021. Based on these analyses, we concluded that a decline in the fair value had occurred and we recognized impairment charges of $495 million in the third quarter of 2021, consisting of a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million.
See Note 3—United Kingdom Energy Crisis and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets for additional information regarding the long-lived asset and goodwill impairment analyses, including the methodologies and assumptions used in estimating the fair values of our reporting units.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2021, we had natural gas derivative contracts covering certain periods through March 2022.
As of September 30, 2021 and December 31, 2020, we had open derivative contracts for 20.7 million MMBtus and 34.1 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2021 would result in a favorable change in the fair value of these derivative positions of approximately $20 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $22 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of September 30, 2021, we had five series of senior notes totaling $3.50 billion of principal outstanding with maturity dates of June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2021, the carrying value and fair value of our senior notes was approximately $3.47 billion and $4.17 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2021, or December 31, 2020, or during the nine months ended September 30, 2021. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 were $500 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2020 was 2.05%.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2021.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit) (1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2021 - July 31, 2021	6,558	(3)	$52.40	—	$563,407
August 1, 2021 - August 31, 2021	23,363	(4)	47.07	—	563,407
September 1, 2021 - September 30, 2021	1,068,979	(5)	46.80	1,067,879	513,429
Total	1,098,900		$46.84	1,067,879
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2019 Stock Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.

(2)On February 13, 2019, we announced that our Board of Directors had authorized a new $1 billion share repurchase program through 2021 (the 2019 Share Repurchase Program). Under the 2019 Share Repurchase Program, we may repurchase CF Holdings common stock for a total expenditure of up to $1 billion through December 31, 2021. This program is discussed in Note 15—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.

(3)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and performance restricted stock units.

(4)Represents shares withheld to pay employee tax obligations and shares withheld to cover the price of shares upon the exercise of nonqualified stock options.

(5)Includes 1,100 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive (Loss) Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 5, 2021	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2021	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)