Form 10-Q
period 2022-03-31
CF Industries Holdings, Inc.
filed 2022-05-05
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-32597
CF INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-2697511
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4 Parkway North		60015
Deerfield,	Illinois	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
208,601,720 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 2, 2022.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions, except per share amounts)
Net sales	$2,868	$1,048
Cost of sales	1,170	759
Gross margin	1,698	289
Selling, general and administrative expenses	64	55
Other operating—net	2	(2)
Total other operating costs and expenses	66	53
Equity in earnings of operating affiliate	26	11
Operating earnings	1,658	247
Interest expense	241	48
Interest income	(36)	—
Loss on debt extinguishment	—	6
Other non-operating—net	1	—
Earnings before income taxes	1,452	193
Income tax provision	401	18
Net earnings	1,051	175
Less: Net earnings attributable to noncontrolling interest	168	24
Net earnings attributable to common stockholders	$883	$151
Net earnings per share attributable to common stockholders:
Basic	$4.23	$0.70
Diluted	$4.21	$0.70
Weighted-average common shares outstanding:
Basic	208.6	214.9
Diluted	209.9	216.0
Dividends declared per common share	$0.30	$0.30
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions)
Net earnings	$1,051	$175
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(13)	14
Defined benefit plans—net of taxes	4	1
	(9)	15
Comprehensive income	1,042	190
Less: Comprehensive income attributable to noncontrolling interest	168	24
Comprehensive income attributable to common stockholders	$874	$166
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2022	December 31, 2021
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,617	$1,628
Accounts receivable—net	679	497
Inventories	488	408
Prepaid income taxes	—	4
Other current assets	42	56
Total current assets	3,826	2,593
Property, plant and equipment—net	6,906	7,081
Investment in affiliate	84	82
Goodwill	2,091	2,091
Operating lease right-of-use assets	236	243
Other assets	639	285
Total assets	$13,782	$12,375
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$629	$565
Income taxes payable	408	24
Customer advances	598	700
Current operating lease liabilities	88	89
Current maturities of long-term debt	499	—
Other current liabilities	6	54
Total current liabilities	2,228	1,432
Long-term debt, net of current maturities	2,963	3,465
Deferred income taxes	1,028	1,029
Operating lease liabilities	152	162
Other liabilities	658	251
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2022—210,569,780 shares issued and 2021—207,603,940 shares issued	2	2
Paid-in capital	1,482	1,375
Retained earnings	2,907	2,088
Treasury stock—at cost, 2022—1,563,679 shares and 2021—27,962 shares	(123)	(2)
Accumulated other comprehensive loss	(266)	(257)
Total stockholders’ equity	4,002	3,206
Noncontrolling interest	2,751	2,830
Total equity	6,753	6,036
Total liabilities and equity	$13,782	$12,375
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2021	$2	$(2)	$1,375	$2,088	$(257)	$3,206	$2,830	$6,036
Net earnings	—	—	—	883	—	883	168	1,051
Other comprehensive loss	—	—	—	—	(9)	(9)	—	(9)
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Retirement of treasury stock	—	2	—	—	—	2	—	2
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	—	97	—	—	97	—	97
Stock-based compensation expense	—	—	10	—	—	10	—	10
Cash dividends ($0.30 per share)	—	—	—	(64)	—	(64)	—	(64)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(247)	(247)
Balance as of March 31, 2022	$2	$(123)	$1,482	$2,907	$(266)	$4,002	$2,751	$6,753

Balance as of December 31, 2020	$2	$(4)	$1,317	$1,927	$(320)	$2,922	$2,681	$5,603
Net earnings	—	—	—	151	—	151	24	175
Other comprehensive income	—	—	—	—	15	15	—	15
Acquisition of treasury stock under employee stock plans	—	(10)	—	—	—	(10)	—	(10)
Issuance of $0.01 par value common stock under employee stock plans	—	—	8	—	—	8	—	8
Stock-based compensation expense	—	—	8	—	—	8	—	8
Cash dividends ($0.30 per share)	—	—	—	(65)	—	(65)	—	(65)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(64)	(64)
Balance as of March 31, 2021	$2	$(14)	$1,333	$2,013	$(305)	$3,029	$2,641	$5,670

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Net earnings	$1,051	$175
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	208	204
Deferred income taxes	(2)	(12)
Stock-based compensation expense	10	8
Loss on debt extinguishment	—	6
Unrealized net gain on natural gas derivatives	(33)	(6)
Loss on disposal of property, plant and equipment	—	1
Undistributed earnings of affiliate—net of taxes	(2)	(12)
Changes in:
Accounts receivable—net	(185)	(7)
Inventories	(66)	(88)
Accrued and prepaid income taxes	387	78
Accounts payable and accrued expenses	76	36
Customer advances	(102)	211
Other—net	49	(16)
Net cash provided by operating activities	1,391	578
Investing Activities:
Additions to property, plant and equipment	(63)	(71)
Proceeds from sale of property, plant and equipment	1	—
Purchase of U.K. emission credits	(9)	—
Proceeds from sale of EU emission credits	9	—
Net cash used in investing activities	(62)	(71)
Financing Activities:
Payments of long-term borrowings	—	(255)
Financing fees	(4)	—
Dividends paid on common stock	(64)	(65)
Distributions to noncontrolling interest	(247)	(64)
Purchases of treasury stock	(98)	—
Proceeds from issuances of common stock under employee stock plans	97	7
Cash paid for shares withheld for taxes	(23)	(10)
Net cash used in financing activities	(339)	(387)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Increase in cash and cash equivalents	989	121
Cash and cash equivalents at beginning of period	1,628	683
Cash and cash equivalents at end of period	$2,617	$804
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
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of carbon credits required to meet environmental regulations, the cost of customer incentives, the cost to fulfill contractual commitments to our customers, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three months ended March 31, 2022 and 2021:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended March 31, 2022
North America	$583	$736	$1,013	$83	$153	$2,568
Europe and other	57	29	2	140	72	300
Total revenue	$640	$765	$1,015	$223	$225	$2,868
Three months ended March 31, 2021
North America	$168	$399	$222	$41	$77	$907
Europe and other	38	—	10	64	29	141
Total revenue	$206	$399	$232	$105	$106	$1,048

As of March 31, 2022 and December 31, 2021, we had $598 million and $700 million, respectively, in customer advances on our consolidated balance sheets. The revenue recognized during the three months ended March 31, 2022 and 2021 that was included in our customer advances at the beginning of each respective period amounted to approximately $560 million and $85 million, respectively.

We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of March 31, 2022 and December 31, 2021 were not material.
We have certain customer contracts with performance obligations under which, if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of March 31, 2022, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts are approximately $750 million. We expect to recognize approximately 36% of these performance obligations as revenue in the remainder of 2022, approximately 57% as revenue during 2023-2024, approximately 5% as revenue during 2025-2026, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if the customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, is approximately $140 million as of March 31, 2022. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially fulfilled at December 31, 2021 will be satisfied in 2022.

CF INDUSTRIES HOLDINGS, INC.

3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2022	2021
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$883	$151
Basic earnings per common share:
Weighted-average common shares outstanding	208.6	214.9
Net earnings attributable to common stockholders	$4.23	$0.70
Diluted earnings per common share:
Weighted-average common shares outstanding	208.6	214.9
Dilutive common shares—stock-based awards	1.3	1.1
Diluted weighted-average common shares outstanding	209.9	216.0
Net earnings attributable to common stockholders	$4.21	$0.70
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were 1.2 million in the three months ended March 31, 2021.

4.   Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Finished goods	$436	$358
Raw materials, spare parts and supplies	52	50
Total inventories	$488	$408

5.   United Kingdom Energy Crisis and Impairment Charges
During the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. In the first half of 2021, natural gas prices had increased to levels that were considered high compared to historical prices, and prices then more than doubled within the third quarter of 2021. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. After certain agreements were finalized, our Billingham facility resumed operations. As of the filing of this report, production continues at our Billingham facility and continues to be idled at our Ince facility.
In the second half of 2021, the U.K. energy crisis necessitated evaluations of the goodwill and long-lived assets, including definite-lived intangible assets, of our U.K. operations to determine if their fair value had declined to below their carrying value. Based on these analyses, we concluded that declines in fair value had occurred, and we recognized impairment charges of $521 million in 2021, consisting of long-lived and intangible asset impairment charges of $236 million and goodwill impairment charges of $285 million. As a result, we had no remaining goodwill related to our U.K. operations on our consolidated balance sheet as of December 31, 2021.

CF INDUSTRIES HOLDINGS, INC.

During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including further increases and volatility in natural gas prices due in part to recent geopolitical events as a result of Russia’s invasion of Ukraine in February 2022, triggered an additional long-lived asset impairment test. The results of the interim impairment test indicated that no additional long-lived asset impairment existed as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups, consisting of U.K. Ammonia, U.K. AN and U.K. Other.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Land	$67	$68
Machinery and equipment(1)	12,763	12,757
Buildings and improvements(1)	916	915
Construction in progress(1)	179	148
Property, plant and equipment(2)	13,925	13,888
Less: Accumulated depreciation and amortization	7,019	6,807
Property, plant and equipment—net	$6,906	$7,081
_______________________________________________________________________________
(1)At both March 31, 2022 and December 31, 2021, machinery and equipment, buildings and improvements, and construction in progress include cumulative impairment charges of $169 million, $5 million and $8 million, respectively, which were recorded in 2021.
(2)As of March 31, 2022 and December 31, 2021, we had property, plant and equipment that was accrued but unpaid of approximately $22 million and $35 million, respectively. As of March 31, 2021 and December 31, 2020, we had property, plant and equipment that was accrued but unpaid of approximately $33 million and $43 million, respectively.
Depreciation and amortization related to property, plant and equipment was $205 million and $200 million for the three months ended March 31, 2022 and 2021, respectively.
In the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including higher natural gas prices due in part to recent geopolitical events, triggered an impairment test of the long-lived assets in our U.K. asset groups. This test indicated that no long-lived asset impairment existed as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups. Long-lived assets on our consolidated balance sheet as of March 31, 2022 include approximately $400 million, approximately $360 million of which consists of property, plant and equipment, related to the U.K. asset groups. See Note 5—United Kingdom Energy Crisis and Impairment Charges for additional information.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2022	2021
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$355	$226
Additions	5	10
Depreciation	(36)	(25)
Effect of exchange rate changes	(1)	—
Ending balance	$323	$211

CF INDUSTRIES HOLDINGS, INC.

Scheduled replacements and overhauls of plant machinery and equipment during a plant turnaround include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors and heat exchangers and the replacement of catalysts when a full plant shutdown occurs. Scheduled inspections, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications, are also conducted during full plant shutdowns. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized.

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2022 and December 31, 2021:

	Ammonia(1)	Granular Urea	UAN	AN(1)	Other(1)	Total
	(in millions)
Balance as of December 31, 2021	$579	$828	$576	$69	$39	$2,091
Effect of exchange rate changes	—	—	—	—	—	—
Balance as of March 31, 2022	$579	$828	$576	$69	$39	$2,091
_______________________________________________________________________________
(1)At both March 31, 2022 and December 31, 2021, the carrying amount of goodwill includes accumulated impairment losses in our Ammonia, AN and Other segments of $9 million, $241 million and $35 million, respectively.
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships(1)	$83	$(59)	$24	$84	$(60)	$24
Trade names(1)	30	(10)	20	31	(10)	21
Total intangible assets	$113	$(69)	$44	$115	$(70)	$45
_______________________________________________________________________________
(1)At both March 31, 2022 and December 31, 2021, the gross carrying amount for customer relationships and trade names includes cumulative impairment charges of $49 million and $1 million, respectively, which were recorded in 2021.
Our customer relationships and trade names are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2022 is $3 million and for each of the fiscal years 2023-2027 is $4 million.
In the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including higher natural gas prices due in part to recent geopolitical events, triggered an impairment test of the long-lived assets in our U.K. asset groups. This test indicated that no long-lived asset impairment existed as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups. See Note 5—United Kingdom Energy Crisis and Impairment Charges for additional information. Long-lived assets on our consolidated balance sheet as of March 31, 2022 include approximately $400 million, $25 million of which consists of customer relationships and trade names, related to the U.K. asset groups.

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
As of March 31, 2022, the total carrying value of our equity method investment in PLNL was $84 million, $38 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 11 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $74 million and $26 million for the three months ended March 31, 2022 and 2021, respectively.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$207	$—	$—	$207
Cash equivalents:
U.S. and Canadian government obligations	2,324	—	—	2,324
Other debt securities	86	—	—	86
Total cash and cash equivalents	$2,617	$—	$—	$2,617
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$121	$—	$—	$121
Cash equivalents:
U.S. and Canadian government obligations	1,452	—	—	1,452
Other debt securities	55	—	—	55
Total cash and cash equivalents	$1,628	$—	$—	$1,628
Nonqualified employee benefit trusts	17	3	—	20
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2022 and December 31, 2021 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,410	$2,410	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	3	—	3	—
Embedded derivative liability	(15)	—	(15)	—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,507	$1,507	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	16	—	16	—
Derivative liabilities	(47)	—	(47)	—
Embedded derivative liability	(15)	—	(15)	—

Cash Equivalents
As of March 31, 2022 and December 31, 2021, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative and is included within other current liabilities and other liabilities. As of both March 31, 2022 and December 31, 2021, the embedded derivative liability was $15 million.
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
See Note 14—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities	$3,462	$3,781	$3,465	$4,113
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

10.   Income Taxes
For the three months ended March 31, 2022, we recorded an income tax provision of $401 million on pre-tax income of $1.45 billion, or an effective tax rate of 27.6%, compared to an income tax provision of $18 million on pre-tax income of $193 million, or an effective tax rate of 9.3%, for the three months ended March 31, 2021.
For the three months ended March 31, 2022, our income tax provision includes $20 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter and certain transfer pricing reserves recorded in the period, as discussed below. For the three months ended March 31, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the

CF INDUSTRIES HOLDINGS, INC.

noncontrolling interest. Our effective tax rate for the three months ended March 31, 2022 of 27.6%, which is based on pre-tax income of $1.45 billion, including $168 million of earnings attributable to the noncontrolling interest, would be 3.7 percentage points higher if based on pre-tax income exclusive of the $168 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2021 of 9.3%, which is based on pre-tax income of $193 million, including $24 million of earnings attributable to the noncontrolling interest, would be 1.3 percentage points higher if based on pre-tax income exclusive of the $24 million of earnings attributable to the noncontrolling interest.
Canada Revenue Agency Competent Authority Matter
In 2016, the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage deductions. We filed Notices of Objection with respect to the Notices of Reassessment with the CRA and Alberta TRA and posted letters of credit in lieu of paying the additional tax liability assessed. The letters of credit serve as security until the matter is resolved. In 2018, the matter, including the related transfer pricing topic regarding the allocation of profits between Canada and the United States, was accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty (the Treaty) by the United States and Canadian competent authorities, and included tax years 2006 through 2011. In the second quarter of 2021, the Company submitted the transfer pricing aspect of the matter into the arbitration process under the terms of the Treaty.
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 will be subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $127 million, based on current estimates. We expect this resulting Canadian tax liability, plus interest of approximately $98 million, will be assessed in the second quarter of 2022 and that payment of those amounts, aggregating to approximately $225 million, based on current estimates, will be due in the third quarter of 2022. The letters of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment will be cancelled upon payment of the additional tax and interest to Canada. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will file amended tax returns in the United States to request a refund of tax overpaid.
In the three months ended March 31, 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $76 million, reflecting the net impact of $127 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $99 million, primarily reflecting the impact of estimated interest payable to Canada.
Transfer pricing reserves
As a result of the outcome of the arbitration decision discussed above, we have also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, for the three months ended March 31, 2022, we recorded the following:
•liabilities for unrecognized tax benefits of $319 million with a corresponding income tax provision, and accrued interest of $91 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of $329 million with a corresponding income tax benefit, and accrued interest income of $28 million related to the noncurrent income tax receivables.
In the three months ended March 31, 2022, the impact of this evaluation of transfer pricing positions on our consolidated statement of operations, including a $12 million deferred income tax provision for other transfer pricing tax effects, was a $2 million income tax provision and $63 million of net interest expense before tax ($69 million after tax).
As of March 31, 2022, as a result of recording these transfer pricing reserves, the total amount of our unrecognized tax benefits was $349 million, and the total amounts accrued for interest and penalties related to income taxes included in other liabilities was $96 million. As of December 31, 2021, the total amount of our unrecognized tax benefits was $27 million and the total amounts accrued for interest and penalties related to income taxes was $4 million. We expect that the ultimate outcome of the transfer pricing reserves will not have a material net impact on our results of operations, financial condition or cash flows. However, we can provide no assurance as to the ultimate outcome. Based on the information currently available, we believe we have adequately reserved for the open tax years.

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
As of March 31, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2022 or December 31, 2021, or during the three months ended March 31, 2022.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of March 31, 2022, approximately $197 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2022 and December 31, 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023(2)	3.665%	$500	$499	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	741	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(3)	4.783%	750	741	750	742
Total long-term debt		$3,500	$3,462	$3,500	$3,465
Less: Current maturities of long-term debt		500	499	—	—
Long-term debt, net of current maturities		$3,000	$2,963	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $8 million as of both March 31, 2022 and December 31, 2021, and total deferred debt issuance costs were $30 million and $27 million as of March 31, 2022 and December 31, 2021, respectively.
(2)These notes were redeemed in full on April 21, 2022.
(3)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.

CF INDUSTRIES HOLDINGS, INC.

As of March 31, 2022, under the indentures (including the applicable supplemental indentures) governing the senior notes due 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes was guaranteed by CF Holdings.
As of March 31, 2022, under the terms of the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes were guaranteed by CF Holdings. Until August 23, 2021, the 2026 Notes were guaranteed by certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes on August 23, 2021.
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid in connection with the redemption of the 2021 Notes was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the 2021 Notes prior to their scheduled maturity.
On March 21, 2022, we announced that CF Industries elected to redeem in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) on April 21, 2022, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. See Note 18—Subsequent Events for additional information.
Interest on the outstanding Public Senior Notes and the 2026 Notes is payable semiannually, and the outstanding Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

12.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Interest on borrowings(1)	$42	$46
Fees on financing agreements(1)	2	2
Interest on tax liabilities(2)	198	—
Interest capitalized	(1)	—
Total interest expense	$241	$48
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
(2)See Note 10—Income Taxes for additional information.

13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of March 31, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of March 31, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 2.9 million MMBtus. As of December 31, 2021, we had open natural gas derivative contracts consisting of natural

CF INDUSTRIES HOLDINGS, INC.

gas fixed price swaps, basis swaps and options for 60.0 million MMBtus of natural gas. For the three months ended March 31, 2022, we used derivatives to cover approximately 45% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended March 31,
	Location	2022	2021
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$33	$6
Realized net gains (losses) on natural gas derivatives	Cost of sales	17	(3)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	—	112
Net derivative gains		$50	$115

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
In the first quarter of 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the extreme cold temperatures. Due to these unprecedented factors, several states declared a state of emergency and natural gas was redirected for residential usage. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. We no longer qualified for the NPNS derivative scope exception for the natural gas that was net settled with our suppliers due to the impact of Winter Storm Uri. As a result, we recognized a gain of $112 million from the net settlement of these natural gas contracts, which is reflected in cost of sales in our consolidated statement of operations for the three months ended March 31, 2021.
The fair values of derivatives on our consolidated balance sheets are shown below. As of March 31, 2022 and December 31, 2021, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$3	$16	Other current liabilities	$—	$(47)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades, or under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of March 31, 2022 and December 31, 2021, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $31 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of March 31, 2022 and December 31, 2021, we had no cash collateral on deposit with counterparties for derivative contracts.

CF INDUSTRIES HOLDINGS, INC.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2022 and December 31, 2021:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2022
Total derivative assets	$3	$—	$—	$3
Total derivative liabilities	—	—	—	—
Net derivative assets	$3	$—	$—	$3
December 31, 2021
Total derivative assets	$16	$—	$—	$16
Total derivative liabilities	(47)	—	—	(47)
Net derivative liabilities	$(31)	$—	$—	$(31)
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

	2022	2021
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,830	$2,681
Earnings attributable to noncontrolling interest	168	24
Declaration of distributions payable	(247)	(64)
Balance as of March 31	$2,751	$2,641
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	247	64
Distributions to noncontrolling interest	(247)	(64)
Balance as of March 31	$—	$—

CF INDUSTRIES HOLDINGS, INC.

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

15.   Stockholders’ Equity
Treasury Stock
On November 3, 2021, our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the three months ended March 31, 2022, we repurchased approximately 1.3 million shares under the 2021 Share Repurchase Program for $100 million. In the three months ended March 31, 2022, we retired 27,962 shares of repurchased stock, including shares repurchased under the share repurchase program that expired on December 31, 2021. At March 31, 2022, we held 1,563,679 shares of treasury stock.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Reclassification to earnings(1)	—	—	2	2
Effect of exchange rate changes and deferred taxes	14	—	(1)	13
Balance as of March 31, 2021	$(130)	$4	$(179)	$(305)

Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Reclassification to earnings(1)	—	—	1	1
Effect of exchange rate changes and deferred taxes	(13)	—	3	(10)
Balance as of March 31, 2022	$(154)	$4	$(116)	$(266)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2022 and 2021 were not material.

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
All but two of the claims, including all wrongful death and personal injury claims, have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The two remaining subrogation and statutory indemnification claims have not yet been set for trial. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the remaining lawsuits. Based upon currently available information, we expect any potential loss to be immaterial and fully indemnified by insurance.
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
Environmental
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. A remedial investigation was submitted to the agencies in 2021. The next step will be a risk assessment, followed by a feasibility study. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intended to undertake a natural resource damage assessment for 18 former phosphate mines and three former processing facilities in southeast Idaho. The Georgetown Canyon former mine and processing facility was included in the group of former mines and processing facilities identified by the trustees. In June 2021, we received another notice from the U.S. Department of the Interior that the natural resource damage trustees were commencing a ‘subsequent’ phase of the natural resource damage assessment, but no further details were provided with respect to said assessment. Because the former Georgetown Canyon mine site is still in the risk assessment and feasibility study stage, we are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on the results of the site investigation conducted to date, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets. Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2022 and 2021 are presented in the table below.

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended March 31, 2022
Net sales	$640	$765	$1,015	$223	$225	$2,868
Cost of sales	280	270	345	171	104	1,170
Gross margin	$360	$495	$670	$52	$121	1,698
Total other operating costs and expenses						66
Equity in earnings of operating affiliate						26
Operating earnings						$1,658
Three months ended March 31, 2021
Net sales	$206	$399	$232	$105	$106	$1,048
Cost of sales	80	264	230	95	90	759
Gross margin	$126	$135	$2	$10	$16	289
Total other operating costs and expenses						53
Equity in earnings of operating affiliate						11
Operating earnings						$247
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment for the three months ended March 31, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 13—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

18.   Subsequent Events
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was approximately $513 million, including accrued interest. As a result, we will recognize a loss on debt extinguishment of approximately $8 million in the second quarter of 2022. See Note 11—Financing Agreements for additional information.
On April 27, 2022, the Board declared a quarterly dividend of $0.40 per common share, representing an increase from the quarterly dividend of $0.30 per common share that was declared and paid in the first quarter of 2022. The dividend will be paid on May 31, 2022 to stockholders of record as of May 16, 2022.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022, as well as Item 1. Financial Statements in this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons, and references to tonnes refer to metric tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
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
Our principal assets as of March 31, 2022 include:
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
In the third quarter of 2021, we signed a memorandum of understanding with Mitsui & Co., Ltd. (Mitsui) that is guiding us in a joint exploration of the development of blue ammonia projects in the United States. On May 3, 2022, we and Mitsui announced our intention to jointly develop a greenfield ammonia production facility to produce blue ammonia in the United States. We anticipate that a front-end engineering design (FEED) study will commence shortly with a final investment decision on constructing the blue ammonia production facility expected in 2023.
We have also announced steps to produce blue ammonia from our existing ammonia production network. In the fourth quarter of 2021, our Board of Directors (the Board) authorized projects within our existing network that we believe will enable the permanent sequestration of up to 2.5 million tons of carbon emissions each year and the annual production of approximately 2 million tons of blue ammonia, which is equivalent to 1.25 million tons of net-zero carbon ammonia, starting in 2024. The projects will involve constructing units at our Donaldsonville and Yazoo City complexes that dehydrate and compress CO2, a process essential for CO2 transport via pipeline to sequestration sites. Management expects that, once the units are in service and sequestration is initiated, we could sequester up to 2.5 million tons of CO2 per year (2 million tons at Donaldsonville and 500,000 tons at Yazoo City). Under current regulations, the projects would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
Construction of the units at the Donaldsonville complex is expected to begin in 2022 and to be completed in 2024, with an estimated total cost of $200 million. The Yazoo City project will be timed to coincide with CO2 transport pipeline construction. Once started, the Yazoo City project is expected to be completed in three years with an estimated total cost of $85 million. In addition, we are currently in advanced discussions with several parties regarding transportation and sequestration of CO2 from Donaldsonville.
Market Conditions and Current Developments
Geopolitical Environment
Russia’s invasion of Ukraine in February 2022, and the resulting war between Russia and Ukraine, has led to disruptions in the global markets for certain crop commodities, natural gas and nitrogen fertilizer. In recent weeks, we have seen effects in particular from export reductions from the region; energy, financial and transportation sanctions by U.S., Canadian, European and other governments; and shipping and logistical complications.
As further described below, natural gas is the principal raw material used to produce our nitrogen products. Natural gas is also a globally traded commodity that experiences price fluctuations based on supply demand balances and has been impacted by the recent geopolitical events. As a result of Europe’s dependence on Russia for a portion of its natural gas supply, Russia’s invasion of Ukraine disrupted European energy markets and threatened security of natural gas supply. This led to further increases in natural gas prices and natural gas price volatility, which in turn led to disruptions in manufacturing and distribution activities at other nitrogen manufacturers and suppliers in our industry and to reductions in global fertilizer supply.

CF INDUSTRIES HOLDINGS, INC.

These geopolitical developments have also led to supply chain disruptions for Russian producers of fertilizer. Prior to the invasion, Russia had been the largest exporter of nitrogen fertilizer globally, and in recent years had been a significant supplier of nitrogen fertilizer to North America and Europe. Russia and Ukraine are large exporters of commodity grains such as wheat, corn and soybeans. The direct and indirect impacts of the war in Ukraine, and the related uncertainty, have resulted in an expectation that commodity grain supply from this region will be reduced, causing increased prices for grains globally. The increase in commodity grain prices has in turn driven a greater demand for nitrogen fertilizer.
These events have further contributed to an already tight global supply demand balance for nitrogen fertilizers and even led to shortages of certain products in some international locations. These factors are causing changes in global trade flows as both manufacturers and customers react to the changing market dynamics. As a result, nitrogen fertilizer prices have significantly increased since the start of 2022.
We expect that the recent geopolitical events, including any further government-imposed sanctions, will have an impact on the future supply demand balance and future selling prices for our nitrogen fertilizer products, but the scope and duration of these impacts are unknown at the present time.
Nitrogen Selling Prices
Our nitrogen products are globally traded commodities with selling prices that fluctuate in response to global market conditions, changes in supply and demand, and other cost factors including domestic and local conditions. Intense global competition—reflected in import volumes and prices—strongly influences delivered prices for nitrogen fertilizers around the world, including in the United States. In general, the prevailing global prices for nitrogen products must be high enough in order for the marginal producers in the world with the highest input costs to at least break even over the long term, or else they would cease production and leave a portion of global demand unsatisfied.
In the first quarter of 2022, the average selling price for our products was $620 per ton, an increase of 170%, compared to $230 per ton in the first quarter of 2021, reflecting higher average selling prices across all our segments, which primarily drove the increase in net sales of approximately $1.82 billion, as sales volume in tons in the first quarter of 2022 was essentially unchanged compared to the first quarter of 2021. The increase in our average selling price was caused by a tighter global nitrogen supply and demand balance resulting from strong global demand as well as a decrease in global supply availability as higher global energy costs continued to drive lower global operating rates, and exacerbated by the geopolitical environment described above.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately 50% of our production costs in the first quarter of 2022 and 40% of our production costs in 2021. The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and the National Balancing Point (NBP), the major trading point for natural gas in the United Kingdom:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
Natural gas supplemental data (per MMBtu)
Average daily market price of natural gas Henry Hub (Louisiana)	$4.60	$3.38	$1.22	36%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$30.20	$6.90	$23.30	338%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. North American natural gas prices during the first three months of 2022 were higher on average than the first three months of 2021 due to tight supply and demand conditions within the market. After a warm start to the winter season at the end of 2021, colder temperatures in the first quarter of 2022 drove higher heating demand. North American supply failed to keep pace and did not sustain production levels achieved in late 2021, due to well freeze-offs and continued producer capital discipline hindering growth. As a result, North American gas withdrawals from storage during the first quarter of 2022 were larger than normal, leading to end-of-quarter levels below both last year and the five-year average. In addition, record high global gas prices and newly commissioned liquefaction facilities in North America led to record liquefied natural gas (LNG) exports from the United States throughout the first quarter of 2022.

CF INDUSTRIES HOLDINGS, INC.

The average daily market price at the Henry Hub for the three months ended March 31, 2022 was $4.60 per MMBtu compared to $3.38 per MMBtu for the three months ended March 31, 2021, an increase of 36%. The average daily market price of natural gas at the Henry Hub for April 2022 was $6.48 per MMBtu.
In the first quarter of 2021, the central portion of the United States experienced extreme and unprecedented cold weather due to the impact of Winter Storm Uri. Certain natural gas suppliers and natural gas pipelines declared force majeure events due to frozen equipment. This occurred at the same time as large increases in natural gas demand were occurring due to the cold temperatures. Due to these unprecedented factors, several states declared a state of emergency. and natural gas was redirected for residential use. At certain of our manufacturing locations, we reduced our natural gas consumption, and, as a consequence, our plants at these locations either operated at reduced rates or temporarily suspended operations. We net settled certain natural gas contracts with our suppliers and received prevailing market prices, which were in excess of our cost. As a result, we recognized a gain of $112 million, which is reflected in cost of sales in our consolidated statement of operations for the three months ended March 31, 2021.
Our two nitrogen manufacturing facilities located in the United Kingdom are subject to fluctuations associated with the price of natural gas in Europe. The price of natural gas in the United Kingdom continued to reach record high prices during the first quarter of 2022. Europe began the year with record low storage levels, but a large increase in LNG import vessels along with milder weather started to ease concerns. However, Russia’s invasion of Ukraine on February 24, 2022 disrupted European energy markets and threatened security of supply, driving natural gas prices in Europe upward to unprecedented levels, further exacerbating an energy crisis that has been impacting our U.K. operations, as further discussed below. Prices subsequently declined in March as Russian supply of natural gas continued to flow, albeit with the possibility of total supply disruption still a concern.
The average daily market price of natural gas at the NBP for the three months ended March 31, 2022 was $30.20 per MMBtu compared to $6.90 per MMBtu for the three months ended March 31, 2021, an increase of 338%. For the three months ended March 31, 2022, the daily closing price at NBP reached a low of $15.37 per MMBtu on January 3, 2022 and a high of $67.08 per MMBtu on March 8, 2022. The average daily market price of natural gas at the NBP for April 2022 was $21.75 per MMBtu.
In the first quarter of 2022, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 101% to $6.48 per MMBtu from $3.22 per MMBtu in the three months ended March 31, 2021. This increase in natural gas costs resulted in a decrease in gross margin of approximately $271 million.
United Kingdom Energy Crisis
During the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. In the first half of 2021, natural gas prices had increased to levels that were considered high compared to historical prices, and prices then more than doubled within the third quarter of 2021. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, our Billingham facility resumed operations. As of the filing of this report, production continues at our Billingham facility and continues to be idled at our Ince facility.
During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including higher natural gas prices due in part to the geopolitical environment described above, triggered an additional impairment test. The results of our interim long-lived asset impairment test indicated that no long-lived asset impairment should be recorded as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups.
The results of our U.K. operations are included in our Ammonia, AN and Other segments, and account for a small portion of our consolidated gross margin. For the three months ended March 31, 2022, gross margin generated by our U.K. operations represented approximately 2% of our consolidated gross margin. For the year ended December 31, 2021, our U.K. operations generated negative gross margin representing approximately 1% of our consolidated gross margin.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $883 million for the three months ended March 31, 2022 compared to $151 million for the three months ended March 31, 2021, an increase in net earnings of 485%, or $732 million. Diluted net earnings per share attributable to common stockholders increased $3.51 per share, to $4.21 per share, in the first quarter of 2022 compared to $0.70 per share in the first quarter of 2021. These increases were due primarily to an increase in gross margin driven by higher average selling prices, partially offset by higher natural gas prices, and an increase in interest expense and income tax provision related to the Canada Revenue Agency Competent Authority Matter, discussed below under “Items Affecting Comparability of Results.”
Gross margin increased by $1.41 billion in the first quarter of 2022 to $1.70 billion as compared to $289 million in the first quarter of 2021. Average selling prices increased 170% to $620 per ton in the first quarter of 2022 from $230 per ton in the first quarter of 2021, which increased gross margin by $1.83 billion. The impact of higher average selling prices was partially offset by an increase in natural gas costs. The cost of natural gas used for production increased 101% to $6.48 per MMBtu in the first quarter of 2022 from $3.22 per MMBtu in the first quarter of 2021, which reduced gross margin by $271 million. In the first quarter of 2021, we recognized a gain of $112 million as a result of the net settlement of certain natural gas contracts with our suppliers as a result of Winter Storm Uri.
Items Affecting Comparability of Results
For the three months ended March 31, 2022 and 2021, we reported net earnings attributable to common stockholders of $883 million and $151 million, respectively. In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results for the three months ended March 31, 2022 and 2021. The following table and related discussion outline these items and how they impacted the comparability of our financial results for these periods.

	Three Months Ended March 31,
	2022		2021
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$(33)	$(25)	$(6)	$(5)
Loss on foreign currency transactions, including intercompany loans(2)	6	5	—	—
Canada Revenue Agency Competent Authority Matter and Transfer pricing reserves:
Interest expense	198	196	—	—
Interest income	(36)	(28)
Income tax provision(3)	—	72	—	—
Loss on debt extinguishment	—	—	6	5
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)The after-tax income tax provision amount of $72 million for the three months ended March 31, 2022 reflects an income tax provision of $78 million, consisting of the $76 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $2 million income tax provision referenced below under “Transfer pricing reserves,” net of $6 million of income tax provision that is reflected in the after-tax interest expense and interest income amounts shown in this table for the three months ended March 31, 2022.

Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2022 and 2021, we recognized unrealized net mark-to-market gains of $33 million and $6 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

Loss on foreign currency transactions, including intercompany loans
In the three months ended March 31, 2022, we recognized a loss of $6 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Canada Revenue Agency Competent Authority Matter
In 2016, the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage deductions. We filed Notices of Objection with respect to the Notices of Reassessment with the CRA and Alberta TRA and posted letters of credit in lieu of paying the additional tax liability assessed. The letters of credit serve as security until the matter is resolved. In 2018, the matter, including the related transfer pricing topic regarding the allocation of profits between Canada and the United States, was accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty (the Treaty) by the United States and Canadian competent authorities, and included tax years 2006 through 2011. In the second quarter of 2021, the Company submitted the transfer pricing aspect of the matter into the arbitration process under the terms of the Treaty.
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 will be subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $127 million, based on current estimates. We expect this resulting Canadian tax liability, plus interest of approximately $98 million, will be assessed in the second quarter of 2022 and that payment of those amounts, aggregating to approximately $225 million, based on current estimates, will be due in the third quarter of 2022. The letters of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment will be cancelled upon payment of the additional tax and interest to Canada. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will file amended tax returns in the United States to request a refund of tax overpaid.
In the three months ended March 31, 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $76 million, reflecting the net impact of $127 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $99 million, primarily reflecting the impact of estimated interest payable to Canada.
Transfer pricing reserves
As a result of the outcome of the arbitration decision discussed above, we have also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, for the three months ended March 31, 2022, we recorded the following:
•liabilities for unrecognized tax benefits of $319 million with a corresponding income tax provision, and accrued interest of $91 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of $329 million with a corresponding income tax benefit, and accrued interest income of $28 million related to the noncurrent income tax receivables.
In the three months ended March 31, 2022, the impact of this evaluation of transfer pricing positions on our consolidated statement of operations, including a $12 million deferred income tax provision for other transfer pricing tax effects, was a $2 million income tax provision and $63 million of net interest expense before tax ($69 million after tax).
Loss on debt extinguishment
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid in connection with the redemption of the 2021 Notes was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the 2021 Notes prior to their scheduled maturity.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
	(in millions, except per share and per MMBtu)
Net sales	$2,868	$1,048	$1,820	174%
Cost of sales	1,170	759	411	54%
Gross margin	1,698	289	1,409	488%
Gross margin percentage	59.2%	27.6%	31.6%
Selling, general and administrative expenses	64	55	9	16%
Other operating—net	2	(2)	4	N/M
Total other operating costs and expenses	66	53	13	25%
Equity in earnings of operating affiliate	26	11	15	136%
Operating earnings	1,658	247	1,411	N/M
Interest expense—net	205	48	157	327%
Loss on debt extinguishment	—	6	(6)	(100)%
Other non-operating—net	1	—	1	N/M
Earnings before income taxes	1,452	193	1,259	N/M
Income tax provision	401	18	383	N/M
Net earnings	1,051	175	876	N/M
Less: Net earnings attributable to noncontrolling interest	168	24	144	N/M
Net earnings attributable to common stockholders	$883	$151	$732	485%
Diluted net earnings per share attributable to common stockholders	$4.21	$0.70	$3.51	N/M
Diluted weighted-average common shares outstanding	209.9	216.0	(6.1)	(3)%
Dividends declared per common share	$0.30	$0.30	$—	—%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in cost of sales(1)	$6.48	$3.22	$3.26	101%
Average daily market price of natural gas Henry Hub (Louisiana)	$4.60	$3.38	$1.22	36%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$30.20	$6.90	$23.30	338%
Unrealized net mark-to-market gain on natural gas derivatives	$(33)	$(6)	$(27)	(450)%
Depreciation and amortization	$208	$204	$4	2%
Capital expenditures	$63	$71	$(8)	(11)%
Sales volume by product tons (000s)	4,624	4,564	60	1%
Production volume by product tons (000s):
Ammonia(2)	2,613	2,479	134	5%
Granular urea	1,074	1,184	(110)	(9)%
UAN (32%)	1,865	1,689	176	10%
AN	405	475	(70)	(15)%
___________________________________________________________________________
N/M—Not Meaningful
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method. Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives. For the three months ended March 31, 2021, excludes the $112 million gain on net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri.
(2)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2022 Compared to First Quarter of 2021

Net Sales
Our total net sales increased $1.82 billion or 174%, to $2.87 billion in the first quarter of 2022 compared to $1.05 billion in the first quarter of 2021 due primarily to an increase in average selling prices.
Our average selling price was $620 per ton in the first quarter of 2022, or 170% higher, compared to $230 per ton in the first quarter of 2021 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs and geopolitical events drove lower global operating rates. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further discussion.
Our total sales volume of 4.6 million product tons in the first quarter of 2022 was essentially unchanged compared to the first quarter of 2021, as higher sales volume in our UAN and Ammonia segments was offset by lower sales volume in our Granular Urea, Other and AN segments.
Cost of Sales
Our total cost of sales increased $411 million, or 54%, to $1.17 billion in the first quarter of 2022 from $759 million in the first quarter of 2021. The increase in our cost of sales was due primarily to higher costs for natural gas, which increased cost of sales by $271 million and higher costs for ammonia purchased from our joint venture in Trinidad. In addition, in the first quarter of 2021, we recognized a gain of $112 million, which is included in cost of sales, as a result of the net settlement of certain natural gas contracts with our suppliers as a result of Winter Storm Uri.
Cost of sales also includes the impact of a $33 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2022 compared to a $6 million gain in the first quarter of 2021.
Cost of sales averaged $253 per ton in the first quarter of 2022, a 51% increase from $167 per ton in the first quarter of 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 101% to $6.48 per MMBtu in the first quarter of 2022 from $3.22 per MMBtu in the first quarter of 2021. The cost of natural gas used for production of $3.22 per MMBtu in the first quarter of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts discussed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9 million to $64 million in the first quarter of 2022 as compared to $55 million in the first quarter of 2021. The increase was due primarily to higher costs associated with corporate initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $26 million in the first quarter of 2022 compared to $11 million in the first quarter of 2021. The increase in the first quarter of 2022 was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense was $205 million in the first quarter of 2022 compared to $48 million in the first quarter of 2021. The increase of $157 million was due primarily to $162 million of net interest expense recorded in the first quarter of 2022 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing reserves,” above.
Loss on Debt Extinguishment
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid in connection with the redemption of the 2021 Notes was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the 2021 Notes prior to their scheduled maturity.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the three months ended March 31, 2022, we recorded an income tax provision of $401 million on pre-tax income of $1.45 billion, or an effective tax rate of 27.6%, compared to an income tax provision of $18 million on pre-tax income of $193 million, or an effective tax rate of 9.3%, for the three months ended March 31, 2021.
For the three months ended March 31, 2022, our income tax provision includes $78 million of tax expense related to the Canada Revenue Agency Competent Authority Matter and certain transfer pricing reserves recorded in the period, which are further described above under “Items Affecting Comparability of Results.” Additionally, for the three months ended March 31, 2022, we recognized a $20 million income tax benefit for the excess tax benefit related to certain share-based compensation activity.
For the three months ended March 31, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2022 of 27.6%, which is based on pre-tax income of $1.45 billion, including $168 million of earnings attributable to the noncontrolling interest, would be 3.7 percentage points higher, or 31.3%, if based on pre-tax income exclusive of the $168 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2021 of 9.3%, which is based on pre-tax income of $193 million, including $24 million of earnings attributable to the noncontrolling interest, would be 1.3 percentage points higher, or 10.6%, if based on pre-tax income exclusive of the $24 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $144 million to $168 million in the first quarter of 2022 as compared to $24 million in the first quarter of 2021 due to higher earnings of CFN driven by higher average selling prices as described above under “Net Sales.”
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $3.51 to $4.21 per diluted share in the first quarter of 2022 from $0.70 per diluted share in the first quarter of 2021. This increase was due primarily to an increase in gross margin, driven by higher average selling prices, partially offset by increases in natural gas costs. The increase in gross margin was partially offset by increases in interest expense and income tax provision, which are described above, and an increase in net earnings attributable to noncontrolling interest. Additionally, net earnings per diluted share increased due to a 3% reduction in the diluted weighted-average common shares outstanding, which declined from 216.0 million shares at March 31, 2021 to 209.9 million shares at March 31, 2022, due primarily to repurchases of common shares under our share repurchase programs.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating—net) and non-operating expenses (consisting primarily of interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. The following tables present summary operating results by business segment:

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended March 31, 2022
Net sales	$640	$765	$1,015	$223	$225	$2,868
Cost of sales	280	270	345	171	104	1,170
Gross margin	$360	$495	$670	$52	$121	1,698
Gross margin percentage	56.3%	64.7%	66.0%	23.3%	53.8%	59.2%
Three months ended March 31, 2021
Net sales	$206	$399	$232	$105	$106	$1,048
Cost of sales	80	264	230	95	90	759
Gross margin	$126	$135	$2	$10	$16	289
Gross margin percentage	61.2%	33.8%	0.9%	9.5%	15.1%	27.6%
_______________________________________________________________________________
(1)Cost of sales and gross margin for the ammonia segment in the three months ended March 31, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 13—Derivative Financial Instruments for additional information.
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$640	$206	$434	211%
Cost of sales	280	80	200	250%
Gross margin	$360	$126	$234	186%
Gross margin percentage	56.3%	61.2%	(4.9)%
Sales volume by product tons (000s)	727	683	44	6%
Sales volume by nutrient tons (000s)(1)	596	560	36	6%
Average selling price per product ton	$880	$302	$578	191%
Average selling price per nutrient ton(1)	$1,074	$368	$706	192%
Gross margin per product ton	$495	$184	$311	169%
Gross margin per nutrient ton(1)	$604	$225	$379	168%
Depreciation and amortization	$34	$36	$(2)	(6)%
Unrealized net mark-to-market gain on natural gas derivatives	$(8)	$(2)	$(6)	(300)%
_______________________________________________________________________________
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2022 Compared to First Quarter of 2021
Net Sales.    Net sales in our Ammonia segment increased by $434 million, or 211%, to $640 million in the first quarter of 2022 from $206 million in the first quarter of 2021 due primarily to a 191% increase in average selling prices and a 6% increase in sales volume. Average selling prices increased to $880 per ton in the first quarter of 2022 compared to $302 per ton in the first quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, in part due to the geopolitical factors as described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to higher supply availability due to increased production.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $385 per ton in the first quarter of 2022, a 226% increase from $118 per ton in the first quarter of 2021. The increase was due primarily to the impact of the $112 million gain on the net settlement of certain natural gas contracts in February 2021, which is more fully described under “Market Conditions and Current Developments” above, and higher realized natural gas costs and higher costs for ammonia purchased from our joint venture in Trinidad. The $112 million gain on the net settlement of certain natural gas contracts reduced cost of sales in the first quarter of 2021 by $164 per ton, and represents 189 percentage points of the 226% increase in cost of sales per ton.
Gross Margin.    Gross margin in our Ammonia segment increased by $234 million to $360 million in the first quarter of 2022 from $126 million in the first quarter of 2021, and our gross margin percentage was 56.3% in the first quarter of 2022 compared to 61.2% in the first quarter of 2021. The increase in gross margin was due primarily to a 191% increase in average selling prices, which increased gross margin by $413 million, and a 6% increase in sales volume, which increased gross margin by $17 million. These factors were partially offset by an increase in realized natural gas costs, which reduced gross margin by $52 million, and a $38 million net increase in manufacturing, maintenance and other costs, driven by higher purchased product costs. In addition, the first quarter of 2021 includes the impact of the $112 million gain on the net settlement of certain natural gas contracts. Gross margin also includes the impact of an $8 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2022 compared to a $2 million gain in the first quarter of 2021.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$765	$399	$366	92%
Cost of sales	270	264	6	2%
Gross margin	$495	$135	$360	267%
Gross margin percentage	64.7%	33.8%	30.9%
Sales volume by product tons (000s)	1,096	1,320	(224)	(17)%
Sales volume by nutrient tons (000s)(1)	504	607	(103)	(17)%
Average selling price per product ton	$698	$302	$396	131%
Average selling price per nutrient ton(1)	$1,518	$657	$861	131%
Gross margin per product ton	$452	$102	$350	343%
Gross margin per nutrient ton(1)	$982	$222	$760	342%
Depreciation and amortization	$64	$66	$(2)	(3)%
Unrealized net mark-to-market gain on natural gas derivatives	$(7)	$(2)	$(5)	(250)%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2022 Compared to First Quarter of 2021
Net Sales.    Net sales in our Granular Urea segment increased $366 million, or 92%, to $765 million in the first quarter of 2022 from $399 million in the first quarter of 2021 due primarily to a 131% increase in average selling prices, partially offset by a 17% decrease in sales volume. Average selling prices increased to $698 per ton in the first quarter of 2022 compared to $302 per ton in the first quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, in part due to the geopolitical factors as described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was lower due primarily to lower supply availability resulting from lower production.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $246 per ton in the first quarter of 2022, a 23% increase from $200 per ton in the first quarter of 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Granular Urea segment increased by $360 million to $495 million in the first quarter of 2022 from $135 million in the first quarter of 2021, and our gross margin percentage was 64.7% in the first quarter of 2022 compared to 33.8% in the first quarter of 2021. The increase in gross margin was due primarily to a 131% increase in average selling prices, which increased gross margin by $426 million, and a $3 million net decrease in manufacturing, maintenance and other costs. These factors were partially offset by an increase in realized natural gas costs, which reduced gross margin by $48 million, and a 17% decrease in sales volume, which decreased gross margin by $26 million. Gross margin also includes the impact of a $7 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2022 compared to a $2 million gain in the first quarter of 2021.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$1,015	$232	$783	338%
Cost of sales	345	230	115	50%
Gross margin	$670	$2	$668	N/M
Gross margin percentage	66.0%	0.9%	65.1%
Sales volume by product tons (000s)	1,828	1,514	314	21%
Sales volume by nutrient tons (000s)(1)	576	476	100	21%
Average selling price per product ton	$555	$153	$402	263%
Average selling price per nutrient ton(1)	$1,762	$487	$1,275	262%
Gross margin per product ton	$367	$1	$366	N/M
Gross margin per nutrient ton(1)	$1,163	$4	$1,159	N/M
Depreciation and amortization	$70	$56	$14	25%
Unrealized net mark-to-market gain on natural gas derivatives	$(8)	$(2)	$(6)	(300)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2022 Compared to First Quarter of 2021
Net Sales.    Net sales in our UAN segment increased $783 million, or 338%, to $1.02 billion in the first quarter of 2022 from $232 million in the first quarter of 2021 due to a 263% increase in average selling prices and a 21% increase in sales volume. Average selling prices increased to $555 per ton in the first quarter of 2022 compared to $153 per ton in the first quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, in part due to the geopolitical factors as described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to higher supply availability resulting from an increase in production.
Cost of Sales.    Cost of sales in our UAN segment averaged $188 per ton in the first quarter of 2022, a 24% increase from $152 per ton in the first quarter of 2021, due primarily to the impact of higher realized natural gas costs and higher freight and distribution costs to ship UAN to meet demand on both the east and west coasts of the United States.
Gross Margin.    Gross margin in our UAN segment increased by $668 million to $670 million in the first quarter of 2022 from $2 million in the first quarter of 2021, and our gross margin percentage was 66.0% in the first quarter of 2022 compared to 0.9% in the first quarter of 2021. The increase in gross margin was due primarily to a 263% increase in average selling prices, which increased gross margin by $736 million, and a 21% increase in sales volume, which increased gross margin by $12 million. These factors were partially offset by an increase in realized natural gas costs, which reduced gross margin by $65 million, and a $21 million net increase in manufacturing, maintenance and other costs. Gross margin also includes the impact of an $8 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2022 compared to a $2 million gain in the first quarter of 2021.
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

CF INDUSTRIES HOLDINGS, INC.

On November 30, 2021, Commerce announced preliminary countervailing duty determinations finding that UAN imports from Russia are unfairly subsidized at rates ranging from 9.66% to 9.84% and UAN imports from Trinidad are unfairly subsidized at a rate of 1.83%, and imposed preliminary cash deposit requirements on those imports.
On January 27, 2022, Commerce announced preliminary antidumping duty determinations finding that Russian UAN imports are dumped (i.e. sold at less than fair value) into the U.S. market at rates ranging from 9.15% to 127.19%, and that Trinidadian UAN imports are dumped at a rate of 63.08%, and imposed preliminary cash deposit requirements on those imports. Commerce issued a correction to its Trinidad finding on March 8, 2022, finding that Trinidadian UAN imports are dumped at a rate of 111.64% and modified the cash deposit requirements.
Commerce is scheduled to issue final antidumping and countervailing duty determinations later in 2022 and, if any of Commerce’s final determinations are affirmative, the ITC will make final determinations as to whether the unfairly traded imports materially injure or threaten material injury to the U.S. UAN industry. If the ITC makes affirmative final determinations, then Commerce will impose duties equal to the level of dumping and unfair subsidies it finds. At this time, we cannot predict the outcome of the proceedings, including whether final antidumping or countervailing duties will be imposed on imports from either Russia or Trinidad, or the rate of any such duties.
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
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$223	$105	$118	112%
Cost of sales	171	95	76	80%
Gross margin	$52	$10	$42	420%
Gross margin percentage	23.3%	9.5%	13.8%
Sales volume by product tons (000s)	428	438	(10)	(2)%
Sales volume by nutrient tons (000s)(1)	146	147	(1)	(1)%
Average selling price per product ton	$521	$240	$281	117%
Average selling price per nutrient ton(1)	$1,527	$714	$813	114%
Gross margin per product ton	$121	$23	$98	426%
Gross margin per nutrient ton(1)	$356	$68	$288	424%
Depreciation and amortization	$17	$19	$(2)	(11)%
Unrealized net mark-to-market gain on natural gas derivatives	$(6)	$—	$(6)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2022 Compared to First Quarter of 2021
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

CF INDUSTRIES HOLDINGS, INC.

Net Sales.    Net sales in our AN segment increased $118 million, or 112%, to $223 million in the first quarter of 2022 from $105 million in the first quarter of 2021 due to a 117% increase in average selling prices, partially offset by a 2% decrease in sales volume. Average selling prices increased to $521 per ton in the first quarter of 2022 compared to $240 per ton in the first quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, in part due to the geopolitical factors as described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume declined due primarily to lower supply availability resulting from lower production.
Cost of Sales.    Cost of sales in our AN segment averaged $400 per ton in the first quarter of 2022, an 84% increase from $217 per ton in the first quarter of 2021. The increase was due primarily to higher realized natural gas costs. Natural gas costs increased in both the United States and the United Kingdom in the first quarter of 2022. As measured by the average daily market price at the Henry Hub, natural gas prices in the United States increased to $4.60 per MMBtu in the first quarter of 2022 from $3.38 per MMBtu in the first quarter of 2021. In the United Kingdom, the average daily market price of natural gas at the NBP increased to $30.20 per MMBtu in the first quarter of 2022 from $6.90 per MMBtu in the first quarter of 2021. See the discussion under “Market Conditions and Current Developments—Natural Gas,” above, for further information.
Gross Margin.    Gross margin in our AN segment increased $42 million to $52 million in the first quarter of 2022 from $10 million in the first quarter of 2021, and our gross margin percentage was 23.3% in the first quarter of 2022 compared to 9.5% in the first quarter of 2021. The increase in gross margin was due primarily to a 117% increase in average selling prices, which increased gross margin by $122 million, and an increase of $3 million due to product mix. This increase was partially offset by an increase in realized natural gas costs, which reduced gross margin by $77 million, and a net increase of $12 million in manufacturing, maintenance and other costs. Gross margin also includes the impact of a $6 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2022.
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

The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$225	$106	$119	112%
Cost of sales	104	90	14	16%
Gross margin	$121	$16	$105	N/M
Gross margin percentage	53.8%	15.1%	38.7%
Sales volume by product tons (000s)	545	609	(64)	(11)%
Sales volume by nutrient tons (000s)(1)	104	122	(18)	(15)%
Average selling price per product ton	$413	$174	$239	137%
Average selling price per nutrient ton(1)	$2,163	$869	$1,294	149%
Gross margin per product ton	$222	$26	$196	N/M
Gross margin per nutrient ton(1)	$1,163	$131	$1,032	N/M
Depreciation and amortization	$19	$22	$(3)	(14)%
Unrealized net mark-to-market gain on natural gas derivatives	$(4)	$—	$(4)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2022 Compared to First Quarter of 2021
Net Sales.    Net sales in our Other segment increased by $119 million, or 112%, to $225 million in the first quarter of 2022 from $106 million in the first quarter of 2021 due to a 137% increase in average selling prices, partially offset by an 11% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, in part due to the geopolitical factors as described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower NPK sales volumes in the first quarter of 2022, as our Ince manufacturing plant continues to be idled, and lower urea liquor sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $191 per ton in the first quarter of 2022, a 29% increase from $148 per ton in the first quarter of 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $105 million to $121 million in the first quarter of 2022 from $16 million in the first quarter of 2021, and our gross margin percentage was 53.8% in the first quarter of 2022 compared to 15.1% in the first quarter of 2021. The increase in gross margin was due to a 137% increase in average selling prices, which increased gross margin by $132 million. The increase in average selling prices was partially offset by an increase in realized natural gas costs, which reduced gross margin by $29 million, and an 11% decrease in sales volume, which decreased gross margin by $2 million. Gross margin also includes the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2022.

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
As of March 31, 2022, our cash and cash equivalents balance was $2.62 billion, an increase of $989 million from $1.63 billion at December 31, 2021. At March 31, 2022, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On March 21, 2022, we announced that our wholly owned subsidiary CF Industries, Inc. elected to redeem in full the $500 million outstanding principal amount of its 3.450% senior notes due June 2023 (the 2023 Notes) on April 21, 2022, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. See the discussion under “Debt,” below, for further information.
On April 27, 2022, the Board declared a quarterly dividend of $0.40 per common share, representing an increase from the quarterly dividend of $0.30 per common share that was declared and paid in the first quarter of 2022. The dividend will be paid on May 31, 2022 to stockholders of record as of May 16, 2022.
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
Share Repurchase Program
On November 3, 2021, the Board authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the three months ended March 31, 2022, we repurchased approximately 1.3 million shares under the 2021 Share Repurchase Program for $100 million, of which $3 million was accrued and unpaid as of March 31, 2022.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $63 million in the first three months of 2022 compared to $71 million in the first three months of 2021.
We currently anticipate that capital expenditures for the full year of 2022 will be in the range of $500 to $550 million, which includes capital expenditures at our Donaldsonville complex related to green and blue ammonia projects. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.

CF INDUSTRIES HOLDINGS, INC.

Canada Revenue Agency Competent Authority Matter
In connection with the matter described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter,” we expect Canadian tax authorities will assess additional tax and interest for tax years 2006 to 2011 of approximately $225 million, based on current estimates, which we expect will be due in the third quarter of 2022, and the Company will file amended tax returns with U.S. federal and state tax authorities for the relevant tax years, as a result of which we expect to receive net refunds of approximately $50 million, including tax and interest, in the next twelve months.
United Kingdom Energy Crisis
As discussed under “Market Conditions and Current Developments—United Kingdom Energy Crisis,” above, during the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. Management continues to assess these volatile market conditions in the United Kingdom. The factors that could lead to the resolution of the U.K. energy crisis, and the timing of any such resolution, are unknown to us. Production continues to be idled at our Ince facility, while the Billingham facility is currently operating. There remains significant uncertainty regarding future plans for these sites pending greater clarity as to the future cost of natural gas and electricity, selling prices for the products we produce in the United Kingdom and U.K. government policy, which could lead to the continued idling or shutting down of our U.K. facilities. This could result in, among other things, additional funding to support the cash needs of our U.K. operations and recognition of further losses or further asset impairment charges related to our U.K. operations. Each of these actions could have a material adverse impact on our results of operations and cash flows.
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
As of March 31, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2022 or December 31, 2021, or during the three months ended March 31, 2022.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $250 million of letters of credit. As of March 31, 2022, approximately $197 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2022 and December 31, 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023(2)	3.665%	$500	$499	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	741	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(3)	4.783%	750	741	750	742
Total long-term debt		$3,500	$3,462	$3,500	$3,465
Less: Current maturities of long-term debt		500	499	—	—
Long-term debt, net of current maturities		$3,000	$2,963	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $8 million as of both March 31, 2022 and December 31, 2021, and total deferred debt issuance costs were $30 million and $27 million as of March 31, 2022 and December 31, 2021, respectively.
(2)These notes were redeemed in full on April 21, 2022.
(3)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Public Senior Notes
On March 21, 2022, we announced that CF Industries elected to redeem in full all of the $500 million outstanding principal amount of the 2023 Notes on April 21, 2022, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes.
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was approximately $513 million, including accrued interest. As a result, we will recognize a loss on debt extinguishment of approximately $8 million in the second quarter of 2022.
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2034, 2043 and 2044 identified in the table above (the outstanding Public Senior Notes), each series of outstanding Public Senior Notes is guaranteed by CF Holdings. Interest on the outstanding Public Senior Notes is payable semiannually, and the outstanding Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of March 31, 2022 and December 31, 2021, we had $598 million and $700 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of March 31, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 2.9 million MMBtus. As of December 31, 2021, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus.
Defined Benefit Pension Plans
We contributed $7 million to our pension plans in the three months ended March 31, 2022. Over the remainder of 2022, we expect to contribute approximately $21 million to our pension plans, which would result in our making a total of approximately $28 million of contributions to our pension plans for the full year 2022. In addition, we expect to contribute a total of approximately £50 million (or $66 million) to our U.K. plans in the three-year period from 2023 to 2025, as agreed with the plans’ trustees.
Distribution to Noncontrolling Interest in CFN
On January 31, 2022, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2021 in accordance with CFN’s limited liability company agreement. On January 31, 2022, CFN distributed $247 million to CHS for the distribution period ended December 31, 2021. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2022 is approximately $190 million.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows
Net cash provided by operating activities during the first three months of 2022 was $1.39 billion, an increase of $813 million compared to $578 million in the first three months of 2021. The increase in cash flow from operations was due primarily to higher net earnings, partially offset by changes in net working capital. Net earnings for the first three months of 2022 was $1.05 billion as compared to $175 million for the first three months of 2021. The increase in net earnings was due primarily to an increase in gross margin, driven by higher average selling prices, partially offset by increases in natural gas costs. The increase in gross margin was partially offset by an increase in interest expense and income tax provision, and an increase in net earnings attributable to noncontrolling interest. During the first three months of 2022, net changes in working capital contributed $110 million to cash flow from operations, while in the first three months of 2021 net changes in working capital contributed $230 million to cash flow from operations. The decreased cash flow from working capital changes was primarily attributable to customer advances and accounts receivable, partially offset by accrued and prepaid income taxes.
Net cash used in investing activities was $62 million in the first three months of 2022 as compared to $71 million in the first three months of 2021. Capital expenditures totaled $63 million during the first three months of 2022 compared to $71 million in the first three months of 2021.
Net cash used in financing activities was $339 million in the first three months of 2022 compared to $387 million in the first three months of 2021. In the first three months of 2021, we paid $255 million in connection with the redemption of the 2021 Notes. In the first three months of 2022, we spent $98 million to repurchase shares of common stock, which included $1 million related to shares repurchased in late 2021 that were paid for in 2022. In the first three months of 2022, we repurchased approximately 1.3 million shares for $100 million, of which $3 million was accrued and unpaid as of March 31, 2022. Distributions to noncontrolling interest totaled $247 million in the first three months of 2022 as compared to $64 million in the first three months of 2021. Proceeds from issuances of common stock under employee stock plans were $97 million in the first three months of 2022 compared to $7 million in the first three months of 2021.
Critical Accounting Estimates
During the first three months of 2022, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022. Such factors include, among others:
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
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based products are sensitive to changes in selling prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $33, $22, $14 and $16, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of March 31, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of March 31, 2022 and December 31, 2021, we had open derivative contracts for 2.9 million MMBtus and 60.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2022 would result in a favorable change in the fair value of these derivative positions of approximately $2 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $2 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of March 31, 2022, we had five series of senior notes totaling $3.50 billion of principal outstanding with maturity dates of June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of March 31, 2022, the carrying value and fair value of our senior notes was approximately $3.46 billion and $3.78 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2022, or December 31, 2021, or during the three months ended March 31, 2022.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
All but two of the claims, including all wrongful death and personal injury claims, have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The two remaining subrogation and statutory indemnification claims have not yet been set for trial. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the remaining lawsuits. Based upon currently available information, we expect any potential loss to be immaterial and fully indemnified by insurance.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended March 31, 2022.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
January 1, 2022 - January 31, 2022	591,125	(3)	$68.89	471,556	$1,467,743
February 1, 2022 - February 28, 2022	582,998	(4)	76.48	410,720	1,437,143
March 1, 2022 - March 31, 2022	389,556		95.35	389,556	1,400,000
Total	1,563,679		$78.31	1,271,832
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2021 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.
(2)On November 3, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of CF Holdings common stock from January 1, 2022 through December 31, 2024 (the 2021 Share Repurchase Program). This program is discussed in Note 15—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.
(3)Includes 119,569 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Includes 172,278 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and performance restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 47 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015, as amended April 20, 2018, as further amended May 4, 2021, as further amended April 13, 2022
4.1
Fourth Supplement, dated as of January 28, 2022, relating to the First Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 3.450% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2022)

4.2
Third Supplemental Indenture, dated as of January 28, 2022, relating to the Indenture, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2022)

4.3
Fourth Supplement, dated as of January 28, 2022, relating to the Third Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2022)

4.4
Fourth Supplement, dated as of January 28, 2022, relating to the Second Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 4.950% Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2022)

4.5
Fourth Supplement, dated as of January 31, 2022, relating to the Fourth Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.375% Senior Notes due 2044 (incorporated by reference to Exhibit 4.5 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2022)

10.1
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated as of January 27, 2022, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 4.6 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2022)

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 5, 2022	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2022	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)