Form 10-Q
period 2022-06-30
CF Industries Holdings, Inc.
filed 2022-08-02
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
199,260,535 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at July 28, 2022.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net sales	$3,389	$1,588	$6,257	$2,636
Cost of sales	1,398	1,085	2,568	1,844
Gross margin	1,991	503	3,689	792
Selling, general and administrative expenses	73	60	137	115
U.K. operations restructuring	162	—	162	—
Other operating—net	6	4	8	2
Total other operating costs and expenses	241	64	307	117
Equity in earnings of operating affiliate	28	11	54	22
Operating earnings	1,778	450	3,436	697
Interest expense	82	46	323	94
Interest income	(8)	—	(44)	—
Loss on debt extinguishment	8	—	8	6
Other non-operating—net	—	2	1	2
Earnings before income taxes	1,696	402	3,148	595
Income tax provision	357	85	758	103
Net earnings	1,339	317	2,390	492
Less: Net earnings attributable to noncontrolling interest	174	71	342	95
Net earnings attributable to common stockholders	$1,165	$246	$2,048	$397
Net earnings per share attributable to common stockholders:
Basic	$5.59	$1.14	$9.83	$1.84
Diluted	$5.58	$1.14	$9.78	$1.83
Weighted-average common shares outstanding:
Basic	208.2	215.5	208.4	215.2
Diluted	208.9	216.6	209.4	216.3
Dividends declared per common share	$0.40	$0.30	$0.70	$0.60
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net earnings	$1,339	$317	$2,390	$492
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(27)	10	(40)	24
Defined benefit plans—net of taxes	8	(1)	12	—
	(19)	9	(28)	24
Comprehensive income	1,320	326	2,362	516
Less: Comprehensive income attributable to noncontrolling interest	174	71	342	95
Comprehensive income attributable to common stockholders	$1,146	$255	$2,020	$421
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,370	$1,628
Accounts receivable—net	724	497
Inventories	497	408
Prepaid income taxes	72	4
Other current assets	75	56
Total current assets	3,738	2,593
Property, plant and equipment—net	6,622	7,081
Investment in affiliate	79	82
Goodwill	2,090	2,091
Operating lease right-of-use assets	227	243
Other assets	667	285
Total assets	$13,423	$12,375
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$806	$565
Income taxes payable	103	24
Customer advances	72	700
Current operating lease liabilities	87	89
Other current liabilities	29	54
Total current liabilities	1,097	1,432
Long-term debt	2,964	3,465
Deferred income taxes	1,025	1,029
Operating lease liabilities	147	162
Other liabilities	676	251
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2022—207,498,604 shares issued and 2021—207,603,940 shares issued	2	2
Paid-in capital	1,474	1,375
Retained earnings	3,729	2,088
Treasury stock—at cost, 2022—3,753,372 shares and 2021—27,962 shares	(331)	(2)
Accumulated other comprehensive loss	(285)	(257)
Total stockholders’ equity	4,589	3,206
Noncontrolling interest	2,925	2,830
Total equity	7,514	6,036
Total liabilities and equity	$13,423	$12,375
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2022	$2	$(123)	$1,482	$2,907	$(266)	$4,002	$2,751	$6,753
Net earnings	—	—	—	1,165	—	1,165	174	1,339
Other comprehensive loss	—	—	—	—	(19)	(19)	—	(19)
Purchases of treasury stock	—	(490)	—	—	—	(490)	—	(490)
Retirement of treasury stock	—	281	(23)	(260)	—	(2)	—	(2)
Issuance of $0.01 par value common stock under employee stock plans	—	1	3	—	—	4	—	4
Stock-based compensation expense	—	—	12	—	—	12	—	12
Cash dividends ($0.40 per share)	—	—	—	(83)	—	(83)	—	(83)
Balance as of June 30, 2022	$2	$(331)	$1,474	$3,729	$(285)	$4,589	$2,925	$7,514

Balance as of December 31, 2021	$2	$(2)	$1,375	$2,088	$(257)	$3,206	$2,830	$6,036
Net earnings	—	—	—	2,048	—	2,048	342	2,390
Other comprehensive loss	—	—	—	—	(28)	(28)	—	(28)
Purchases of treasury stock	—	(590)	—	—	—	(590)	—	(590)
Retirement of treasury stock	—	283	(23)	(260)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	1	100	—	—	101	—	101
Stock-based compensation expense	—	—	22	—	—	22	—	22
Cash dividends ($0.70 per share)	—	—	—	(147)	—	(147)	—	(147)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(247)	(247)
Balance as of June 30, 2022	$2	$(331)	$1,474	$3,729	$(285)	$4,589	$2,925	$7,514
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Net earnings	$2,390	$492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	431	447
Deferred income taxes	—	(31)
Stock-based compensation expense	22	16
Loss on debt extinguishment	8	6
Unrealized net gain on natural gas derivatives	(50)	(6)
Unrealized loss on embedded derivative	—	2
U.K. operations restructuring asset impairment	152	—
Gain on sale of emission credits	(3)	—
Loss on disposal of property, plant and equipment	—	2
Undistributed earnings of affiliate—net of taxes	(3)	(4)
Changes in:
Accounts receivable—net	(239)	(137)
Inventories	(99)	(9)
Accrued and prepaid income taxes	12	—
Accounts payable and accrued expenses	223	85
Customer advances	(628)	(121)
Other—net	64	(36)
Net cash provided by operating activities	2,280	706
Investing Activities:
Additions to property, plant and equipment	(129)	(181)
Proceeds from sale of property, plant and equipment	1	—
Distributions received from unconsolidated affiliate	4	—
Purchase of investments held in nonqualified employee benefit trust	(1)	(12)
Proceeds from sale of investments held in nonqualified employee benefit trust	1	12
Purchase of emission credits	(9)	—
Proceeds from sale of emission credits	12	—
Other—net	—	(1)
Net cash used in investing activities	(121)	(182)
Financing Activities:
Payments of long-term borrowings	(507)	(255)
Financing fees	(4)	—
Dividends paid on common stock	(147)	(130)
Distributions to noncontrolling interest	(247)	(64)
Purchases of treasury stock	(577)	—
Proceeds from issuances of common stock under employee stock plans	101	26
Cash paid for shares withheld for taxes	(23)	(10)
Net cash used in financing activities	(1,404)	(433)
Effect of exchange rate changes on cash and cash equivalents	(13)	3
Increase in cash and cash equivalents	742	94
Cash and cash equivalents at beginning of period	1,628	683
Cash and cash equivalents at end of period	$2,370	$777
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, plant closure and asset retirement obligations, the cost of carbon credits required to meet environmental regulations, the cost of customer incentives, the cost to fulfill contractual commitments to our customers, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves and the assessment of the realizability of deferred tax assets, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2022 and 2021:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2022
North America	$987	$816	$877	$76	$180	$2,936
Europe and other	128	17	99	177	32	453
Total revenue	$1,115	$833	$976	$253	$212	$3,389
Three months ended June 30, 2021
North America	$431	$433	$403	$55	$92	$1,414
Europe and other	28	—	31	81	34	174
Total revenue	$459	$433	$434	$136	$126	$1,588
Six months ended June 30, 2022
North America	$1,570	$1,552	$1,890	$159	$333	$5,504
Europe and other	185	46	101	317	104	753
Total revenue	$1,755	$1,598	$1,991	$476	$437	$6,257
Six months ended June 30, 2021
North America	$599	$832	$625	$96	$169	$2,321
Europe and other	66	—	41	145	63	315
Total revenue	$665	$832	$666	$241	$232	$2,636

As of June 30, 2022 and December 31, 2021, we had $72 million and $700 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2022 and 2021, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.

We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of June 30, 2022 and December 31, 2021 were not material.
We have certain customer contracts with performance obligations under which, if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of June 30, 2022, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $790 million. We expect to recognize approximately 28% of these performance obligations as revenue in the remainder of 2022, approximately 65% as revenue during 2023-2024, approximately 5% as revenue during 2025-2026, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if the customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $120 million as of June 30, 2022. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially fulfilled at December 31, 2021 will be satisfied in 2022.

CF INDUSTRIES HOLDINGS, INC.

3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$1,165	$246	$2,048	$397
Basic earnings per common share:
Weighted-average common shares outstanding	208.2	215.5	208.4	215.2
Net earnings attributable to common stockholders	$5.59	$1.14	$9.83	$1.84
Diluted earnings per common share:
Weighted-average common shares outstanding	208.2	215.5	208.4	215.2
Dilutive common shares—stock-based awards	0.7	1.1	1.0	1.1
Diluted weighted-average common shares outstanding	208.9	216.6	209.4	216.3
Net earnings attributable to common stockholders	$5.58	$1.14	$9.78	$1.83
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero for the three and six months ended June 30, 2022, and 1.2 million in both the three and six months ended June 30, 2021.

4.   Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Finished goods	$455	$358
Raw materials, spare parts and supplies	42	50
Total inventories	$497	$408

5.   United Kingdom Operations, Proposed Restructuring and Impairment Charges
During the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas. The U.K. energy crisis necessitated evaluations in the third and fourth quarters of 2021, of the long-lived assets, including definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. The evaluations resulted in total goodwill impairment charges of $285 million, and total long-lived and intangible asset impairment charges of $236 million, in 2021. As of December 31, 2021, after the recognition of the goodwill impairment charges, no goodwill related to our U.K. operations remained.
During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including further increases and volatility in natural gas prices due in part to geopolitical events as a result of Russia’s invasion of Ukraine in February 2022, triggered an additional long-lived asset impairment test. The results of this test indicated that no additional long-lived asset impairment existed as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups. The U.K. asset groups consist of U.K. Ammonia, U.K. AN and U.K. Other.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, which includes our manufacturing complexes in Ince and Billingham. This plan includes permanently closing the Ince facility and optimizing the remaining manufacturing operations at the Billingham facility. The Ince facility has been idled since September 15, 2021. As a result, in the three months ended June 30, 2022, we recorded total charges of $162 million, as follows:

CF INDUSTRIES HOLDINGS, INC.

•asset impairment charges totaling $152 million consisting of the following:
◦an impairment charge of $135 million related to property, plant and equipment that has been classified as held for abandonment at the Ince facility, including a liability of approximately $9 million for the costs of certain asset retirement activities related to the Ince site;
◦an intangible asset impairment charge of $8 million related to trade names; and
◦an impairment charge of $9 million related to the write-down of spare parts and certain raw materials at the Ince facility;
and
•a charge for post-employment benefits totaling $10 million related to contractual and statutory obligations due to employees whose employment would be terminated in the proposed plan.

These amounts are included in the U.K. operations restructuring line item in our consolidated statements of operations for the three and six months ended June 30, 2022. We are working with customers, vendors, regulators and others to finalize closure plans, and we expect substantially all of the restructuring activities will be completed within the next twelve months.

As a result of the proposed restructuring of our U.K. operations, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations, consisting of U.K. Ammonia, U.K. AN and U.K. Other. The results of this long-lived asset impairment test indicated that no additional asset impairment should be recorded as the undiscounted estimated future cash flows for the continuing U.K. operations were in excess of the carrying values for each of the U.K. asset groups.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Land	$66	$68
Machinery and equipment(1)	12,590	12,757
Buildings and improvements(1)	912	915
Construction in progress(1)	225	148
Property, plant and equipment(2)	13,793	13,888
Less: Accumulated depreciation and amortization	7,171	6,807
Property, plant and equipment—net	$6,622	$7,081
_______________________________________________________________________________
(1)As of June 30, 2022, machinery and equipment, buildings and improvements, and construction in progress include cumulative impairment charges of $297 million, $7 million and $13 million, respectively, which include impairment charges related to our U.K. operations of $135 million recorded in the second quarter of 2022 and $182 million recorded in 2021. As of December 31, 2021, machinery and equipment, buildings and improvements, and construction in progress include cumulative impairment charges of $169 million, $5 million and $8 million, respectively, which were recorded in 2021.
(2)As of June 30, 2022 and December 31, 2021, we had property, plant and equipment that was accrued but unpaid of approximately $51 million and $35 million, respectively. As of June 30, 2021 and December 31, 2020, we had property, plant and equipment that was accrued but unpaid of approximately $76 million and $43 million, respectively.
Depreciation and amortization related to property, plant and equipment was $219 million and $424 million for the three and six months ended June 30, 2022, respectively, and $239 million and $439 million for the three and six months ended June 30, 2021, respectively.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations. This plan includes permanently closing the Ince facility and optimizing the remaining manufacturing operations at the Billingham facility. As a result, we recorded total charges of $162 million, including an asset impairment charge of $135 million to write down the property, plant and equipment at the Ince facility to its estimated salvage value, which are reflected in the line “U.K. operations restructuring” in our consolidated statements of operations for the three and six months ended June 30, 2022. The asset impairment consisted of $128 million related to machinery and equipment, $2 million relating to buildings and improvements,

CF INDUSTRIES HOLDINGS, INC.

and $5 million related to construction in progress. See Note 5—United Kingdom Operations, Proposed Restructuring and Impairment Charges for additional information.
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

	Six months ended June 30,
	2022	2021
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$355	$226
Additions	26	89
Depreciation	(70)	(51)
Impairment	(7)	—
Effect of exchange rate changes	(4)	1
Ending balance	$300	$265

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2022 and December 31, 2021:

	Ammonia(1)	Granular Urea	UAN	AN(1)	Other(1)	Total
	(in millions)
Balance as of December 31, 2021	$579	$828	$576	$69	$39	$2,091
Effect of exchange rate changes	(1)	—	—	—	—	(1)
Balance as of June 30, 2022	$578	$828	$576	$69	$39	$2,090
_______________________________________________________________________________
(1)At both June 30, 2022 and December 31, 2021, the carrying amount of goodwill includes accumulated impairment losses in our Ammonia, AN and Other segments of $9 million, $241 million and $35 million, respectively.
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships(1)	$81	$(58)	$23	$84	$(60)	$24
Trade names(2)	20	(10)	10	31	(10)	21
Total intangible assets	$101	$(68)	$33	$115	$(70)	$45
_______________________________________________________________________________
(1)At both June 30, 2022 and December 31, 2021, the gross carrying amount for customer relationships includes cumulative impairment charges of $49 million, which were recorded in 2021.

CF INDUSTRIES HOLDINGS, INC.

(2)At June 30, 2022, the gross carrying amount for trade names includes cumulative impairment charges of $9 million, including $8 million recorded in the second quarter of 2022, and $1 million recorded in 2021. At December 31, 2021, the gross carrying amount for trade names includes cumulative impairment charges of $1 million, which were recorded in 2021.
Our customer relationships and trade names are being amortized over a weighted-average life of approximately 20 years. Amortization expense of our identifiable intangible assets was $1 million and $2 million for the three and six months ended June 30, 2022, respectively, and $2 million and $4 million for the three and six months ended June 30, 2021, respectively. The gross carrying amount and accumulated amortization of our intangible assets are also impacted by the effect of exchange rate changes. Total estimated amortization expense for the remainder of 2022 is $2 million and for each of the fiscal years 2023-2027 is $4 million.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations. This plan includes permanently closing the Ince facility and optimizing the remaining manufacturing operations at the Billingham facility. As a result, in the three months ended June 30, 2022, we recorded an intangible asset impairment charge of $8 million related to trade names. See Note 5—United Kingdom Operations, Proposed Restructuring and Impairment Charges for additional information.

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
As of June 30, 2022, the total carrying value of our equity method investment in PLNL was $79 million, $37 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 11 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $77 million and $151 million for the three and six months ended June 30, 2022, respectively, and $37 million and $63 million for the three and six months ended June 30, 2021, respectively.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$210	$—	$—	$210
Cash equivalents:
U.S. and Canadian government obligations	1,942	—	—	1,942
Other debt securities	218	—	—	218
Total cash and cash equivalents	$2,370	$—	$—	$2,370
Nonqualified employee benefit trusts	16	1	—	17

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$121	$—	$—	$121
Cash equivalents:
U.S. and Canadian government obligations	1,452	—	—	1,452
Other debt securities	55	—	—	55
Total cash and cash equivalents	$1,628	$—	$—	$1,628
Nonqualified employee benefit trusts	17	3	—	20
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2022 and December 31, 2021 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,160	$2,160	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	22	—	22	—
Derivative liabilities	(3)	—	(3)	—
Embedded derivative liability	(15)	—	(15)	—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,507	$1,507	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	16	—	16	—
Derivative liabilities	(47)	—	(47)	—
Embedded derivative liability	(15)	—	(15)	—

Cash Equivalents
As of June 30, 2022 and December 31, 2021, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since 2016, our credit ratings have been below certain levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative and is included within other current liabilities and other liabilities. As of both June 30, 2022 and December 31, 2021, the embedded derivative liability was $15 million.
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
See Note 14—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,964	$2,881	$3,465	$4,113
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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. In the case of property, plant and equipment held for abandonment, as described in Note 5—United Kingdom Operations, Proposed Restructuring and Impairment Charges, fair value was measured as the estimated salvage value of such assets, which was immaterial. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.

10.   Income Taxes
For the three months ended June 30, 2022, we recorded an income tax provision of $357 million on pre-tax income of $1.70 billion, or an effective tax rate of 21.1%, compared to an income tax provision of $85 million on pre-tax income of $402 million, or an effective tax rate of 21.2%, for the three months ended June 30, 2021.
For the six months ended June 30, 2022, we recorded an income tax provision of $758 million on pre-tax income of $3.15 billion, or an effective tax rate of 24.1%, compared to an income tax provision of $103 million on pre-tax income of $595 million, or an effective tax rate of 17.4%, for the six months ended June 30, 2021.
For the six months ended June 30, 2022, our income tax provision includes $22 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, as discussed below. For the six months ended June 30, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2022 of 21.1%, which is based on pre-tax income of $1.70 billion, including $174 million of earnings attributable to the noncontrolling interest, would be 2.4 percentage points higher if based on pre-tax income exclusive of the $174 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2021 of 21.2%, which is based on pre-tax income of $402 million, including $71 million of earnings attributable to the noncontrolling interest, would be 4.6 percentage points higher if based on pre-tax income exclusive of the $71 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the six months ended June 30, 2022 of 24.1%, which is based on pre-tax income of $3.15 billion, including $342 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher if based on pre-tax income exclusive of the $342 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2021 of 17.4%, which is based on pre-tax income of $595 million, including $95 million of earnings attributable to the noncontrolling interest, would be 3.3 percentage points higher if based on pre-tax income exclusive of the $95 million of earnings attributable to the noncontrolling interest.
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

CF INDUSTRIES HOLDINGS, INC.

In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 will be subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $129 million, based on current estimates. We expect this resulting Canadian tax liability, plus interest of approximately $103 million, will be assessed in the second half of 2022 and that payment of those amounts, aggregating to approximately $232 million, based on current estimates, will be due in the second half of 2022. The letters of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment will be cancelled upon payment of the additional tax and interest to Canada. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will file amended tax returns in the United States to request a refund of tax overpaid.
In the six months ended June 30, 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $78 million, reflecting the net impact of $129 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $104 million, primarily reflecting the impact of estimated interest payable to Canada. Of the $78 million of income tax provision and $104 million of net interest expense recognized in the six months ended June 30, 2022, $2 million of income tax provision and $5 million of net interest expense was recognized in the three months ended June 30, 2022.
Transfer pricing reserves
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation and our evaluation during the three months ended June 30, 2022, we recorded the following in the six months ended June 30, 2022:
•liabilities for unrecognized tax benefits of approximately $314 million with a corresponding income tax provision, and accrued interest of approximately $116 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of approximately $359 million with a corresponding income tax benefit, and accrued interest income of approximately $30 million related to the noncurrent income tax receivables.
In the six months ended June 30, 2022, the impact of these evaluations of transfer pricing positions on our consolidated statement of operations, including $26 million of net deferred income tax provision for other transfer pricing tax effects, was $19 million of income tax benefit and $86 million of net interest expense before tax ($93 million after tax).
Of the $19 million of income tax benefit and $86 million of net interest expense recognized in the six months ended June 30, 2022, $21 million of income tax benefit and $23 million of net interest expense ($24 million after tax) was recognized in the three months ended June 30, 2022.
Unrecognized tax benefits
As of June 30, 2022, the total amount of our unrecognized tax benefits was $351 million, and the total amounts accrued for interest and penalties related to income taxes included in other liabilities was $125 million, which primarily reflects the impacts of the evaluation of our transfer pricing positions. As of December 31, 2021, the total amount of our unrecognized tax benefits was $27 million and the total amounts accrued for interest and penalties related to income taxes was $4 million. We expect that the ultimate outcome of these transfer pricing reserves will not have a material net impact on our results of operations, financial condition or cash flows. However, we can provide no assurance as to the ultimate outcome. Based on the information currently available, we believe we have adequately reserved for the open tax years.

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
As of June 30, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2022 or December 31, 2021, or during the six months ended June 30, 2022.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $350 million of letters of credit, reflecting an increase of $100 million in May 2022. As of June 30, 2022, approximately $275 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2022 and December 31, 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.665%	$—	$—	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	741	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	742	750	742
Total long-term debt		$3,000	$2,964	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $8 million as of both June 30, 2022 and December 31, 2021, and total deferred debt issuance costs were $28 million and $27 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
As of June 30, 2022, under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes was guaranteed by CF Holdings.

CF INDUSTRIES HOLDINGS, INC.

As of June 30, 2022, under the terms of the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes were guaranteed by CF Holdings. Until August 23, 2021, the 2026 Notes were guaranteed by certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes on August 23, 2021.
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
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the 2023 Notes prior to their scheduled maturity.
Interest on the Public Senior Notes and the 2026 Notes is payable semiannually, and the Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

12.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Interest on borrowings(1)	$38	$44	$80	$90
Fees on financing agreements(1)	2	2	4	4
Interest on tax liabilities(2)	42	—	240	—
Interest capitalized	—	—	(1)	—
Total interest expense	$82	$46	$323	$94
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
(2)See Note 10—Income Taxes for additional information.

13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of June 30, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 11.2 million MMBtus. As of December 31, 2021, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus of natural gas. For the six months ended June 30, 2022, we used derivatives to cover approximately 24% of our natural gas consumption.

CF INDUSTRIES HOLDINGS, INC.

The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location	2022	2021	2022	2021
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$17	$—	$50	$6
Realized net (losses) gains on natural gas derivatives	Cost of sales	(9)	—	8	(3)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	—	—	—	112
Net derivative gains		$8	$—	$58	$115

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
The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2022 and December 31, 2021, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$22	$16	Other current liabilities	$(3)	$(47)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades, or under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of June 30, 2022 and December 31, 2021, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $31 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of June 30, 2022 and December 31, 2021, we had no cash collateral on deposit with counterparties for derivative contracts.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2022 and December 31, 2021:

CF INDUSTRIES HOLDINGS, INC.

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2022
Total derivative assets	$22	$—	$—	$22
Total derivative liabilities	(3)	—	—	(3)
Net derivative assets	$19	$—	$—	$19
December 31, 2021
Total derivative assets	$16	$—	$—	$16
Total derivative liabilities	(47)	—	—	(47)
Net derivative liabilities	$(31)	$—	$—	$(31)
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

	2022	2021
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,830	$2,681
Earnings attributable to noncontrolling interest	342	95
Declaration of distributions payable	(247)	(64)
Balance as of June 30	$2,925	$2,712
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	247	64
Distributions to noncontrolling interest	(247)	(64)
Balance as of June 30	$—	$—
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

CF INDUSTRIES HOLDINGS, INC.

venture, we recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.
On July 31, 2022, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2022 in accordance with CFN’s limited liability company agreement. On August 1, 2022, CFN distributed $371 million to CHS for the distribution period ended June 30, 2022.

15.   Stockholders’ Equity
2022 Equity and Incentive Plan
In May 2022, our shareholders approved the CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (the Plan), including 2.5 million new shares of the Company’s common stock available for grant thereunder as part of our pay-for-performance compensation program, which we use to provide incentives that are aligned with the interests of our shareholders. The Plan replaced the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan and permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, which in each case may be conditioned on performance criteria, to employees and certain consultants of the Company and its subsidiaries and non-employee directors of the Company.
Treasury Stock
On November 3, 2021, our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the six months ended June 30, 2022, we repurchased approximately 6.6 million shares under the 2021 Share Repurchase Program for $590 million, of which $14 million was accrued and unpaid as of June 30, 2022.
In the six months ended June 30, 2022, we retired approximately 3.2 million shares of repurchased stock, and we held approximately 3.8 million shares of treasury stock as of June 30, 2022.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Loss arising during the period	—	—	(3)	(3)
Reclassification to earnings(1)	—	—	5	5
Effect of exchange rate changes and deferred taxes	24	—	(2)	22
Balance as of June 30, 2021	$(120)	$4	$(180)	$(296)

Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Gain arising during the period	—	—	3	3
Reclassification to earnings(1)	—	—	2	2
Effect of exchange rate changes and deferred taxes	(40)	—	7	(33)
Balance as of June 30, 2022	$(181)	$4	$(108)	$(285)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2022 and 2021 were not material.

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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets. Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2022 and 2021 are presented in the table below.

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended June 30, 2022
Net sales	$1,115	$833	$976	$253	$212	$3,389
Cost of sales	442	360	343	151	102	1,398
Gross margin	$673	$473	$633	$102	$110	1,991
Total other operating costs and expenses(3)						241
Equity in earnings of operating affiliate						28
Operating earnings						$1,778
Three months ended June 30, 2021
Net sales	$459	$433	$434	$136	$126	$1,588
Cost of sales	333	241	296	120	95	1,085
Gross margin	$126	$192	$138	$16	$31	503
Total other operating costs and expenses						64
Equity in earnings of operating affiliate						11
Operating earnings						$450

Six months ended June 30, 2022
Net sales	$1,755	$1,598	$1,991	$476	$437	$6,257
Cost of sales	722	630	688	322	206	2,568
Gross margin	$1,033	$968	$1,303	$154	$231	3,689
Total other operating costs and expenses(3)						307
Equity in earnings of operating affiliate						54
Operating earnings						$3,436
Six months ended June 30, 2021
Net sales	$665	$832	$666	$241	$232	$2,636
Cost of sales	413	505	526	215	185	1,844
Gross margin	$252	$327	$140	$26	$47	792
Total other operating costs and expenses						117
Equity in earnings of operating affiliate						22
Operating earnings						$697
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment for the six months ended June 30, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 13—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(3)Total other operating costs and expenses for the three and six months ended June 30, 2022 include $162 million of restructuring charges related to our U.K. operations. See Note 5—United Kingdom Operations, Proposed Restructuring and Impairment Charges for additional information.

CF INDUSTRIES HOLDINGS, INC.

18.   Subsequent Event
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation, subject to customary closing conditions. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we will remeasure the plan's projected benefit obligation and plan assets and we expect to recognize a non-cash pre-tax pension settlement loss of approximately $25 million, based on current interest rates, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations that were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 24, 2022, as well as Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is to CF Industries Holdings, Inc. only and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons, and references to tonnes refer to metric tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
◦Our Company
◦Our Commitment to a Clean Energy Economy
•Market Conditions and Current Developments
•Financial Executive Summary
•Items Affecting Comparability of Results
•Consolidated Results of Operations
◦Second Quarter of 2022 Compared to Second Quarter of 2021
◦Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
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
Our principal assets as of June 30, 2022 include:
•five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 14—Noncontrolling Interest for additional information on our strategic venture with CHS);
•two Canadian nitrogen manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen complex in Canada) and Courtright, Ontario;

CF INDUSTRIES HOLDINGS, INC.

•two United Kingdom nitrogen manufacturing facilities located in Billingham and Ince (see “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” below for information regarding the proposed restructuring of our U.K. operations that was announced in June 2022);
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
In July 2022, we and Mitsui & Co., Ltd. signed a joint development agreement for the companies’ proposed plans for an export-oriented greenfield ammonia production facility in the United States to produce blue ammonia. The companies expect to commence during the second half of 2022 a front-end engineering design (FEED) study, which typically takes nine to twelve months from the start date to complete. A final investment decision as to whether to move forward with construction of the facility is expected to occur in 2023. Construction and commissioning of a new world-scale capacity ammonia plant typically takes approximately four years from the time construction begins.
We have also announced steps to produce blue ammonia from our existing ammonia production network, including a project to construct a CO2 dehydration and compression facility at our Donaldsonville complex to enable the transport and sequestration of the ammonia process byproduct. Engineering activities and procurement of major equipment for the facility are in progress, and modification of the site’s existing equipment to allow integration with existing operations has begun. Once the units are in service and sequestration is initiated, we expect that the Donaldsonville complex will have the capacity to dehydrate and compress up to 2 million tons per year of CO2 and will be able to produce up to 1.7 million tons of blue ammonia per year. Construction of the dehydration and compression units at the Donaldsonville complex is expected to begin in 2023 and to be completed in 2024, with an estimated total cost of $200 million. In addition, we are currently in advanced discussions with several parties regarding transportation and sequestration of CO2 from Donaldsonville. Under current regulations, the project would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
Market Conditions and Current Developments
Geopolitical Environment
Russia’s invasion of Ukraine in February 2022, and the resulting war between Russia and Ukraine, has disrupted global markets for certain commodities, including natural gas, nitrogen fertilizers and certain commodity grains, leading to production curtailments, export reductions and logistical complications involving these commodities. Additionally, energy, financial and transportation sanctions have been announced by U.S., Canadian, European and other governments in response to the war. Market participants are adjusting trade flows and manufacturers are adjusting production levels in response to these factors. Continued market disruption is expected given the uncertainty of the situation. As of the date of this filing, nitrogen fertilizers have been explicitly exempted from sanctions by the United States and certain other governments.

CF INDUSTRIES HOLDINGS, INC.

As further described below, natural gas is the principal raw material used to produce our nitrogen products. Natural gas is also a globally traded commodity that experiences price fluctuations based on supply demand balances and has been impacted by the recent geopolitical events. As a result of Europe’s dependence on Russia for a substantial portion of its natural gas supply, Russia’s invasion of Ukraine has disrupted European energy markets and threatened security of natural gas supply into that region. This has led to further increases in natural gas prices and natural gas price volatility, which in turn have led to disruptions in manufacturing and distribution activities at other nitrogen manufacturers and suppliers in our industry, resulting in changes in nitrogen product trade flows and reductions in global fertilizer supply.
The geopolitical developments relating to the war in Ukraine have also led to some supply chain disruptions for Russian producers of fertilizer, contributing to reduced global nitrogen fertilizer supply. Prior to the invasion, Russia in recent years had been a significant supplier of nitrogen fertilizer products to North America and Europe and a leading exporter of nitrogen fertilizer products globally. Russia and Ukraine have been large exporters of commodity grains such as wheat, corn and soybeans. The direct and indirect impacts of the war in Ukraine, and the related uncertainty, have resulted in reduced commodity grain supply from Russia and Ukraine, causing increased prices for grains globally. The increase in commodity grain prices in turn created conditions for greater demand for nitrogen fertilizer in the first half of 2022.
These events have further contributed to an already tight global supply demand balance for nitrogen fertilizers. These factors are causing changes in global trade flows as both manufacturers and customers react to the changing market dynamics. As a result, global nitrogen fertilizer prices have remained higher than recent historical levels and have experienced significant volatility in 2022.
We expect that the recent geopolitical events, and any further government-imposed sanctions or other government responses affecting food or energy security, will have an impact on the future supply demand balance and future selling prices for our nitrogen fertilizer products, but the scope and duration of these impacts are unknown at the present time.
Nitrogen Selling Prices
Our nitrogen products are globally traded commodities with selling prices that fluctuate in response to global market conditions, changes in supply and demand, and other cost factors including domestic and local conditions. Intense global competition—reflected in import volumes and prices—strongly influences delivered prices for nitrogen fertilizers. In general, the prevailing global prices for nitrogen products must be at a level to incent the high cost marginal producer to produce product at a breakeven or above price, or else they would cease production and leave a portion of global demand unsatisfied.
In the second quarter of 2022, the average selling price for our products was $701 per ton, an increase of 128%, compared to $307 per ton in the second quarter of 2021, reflecting higher average selling prices across all our segments, which drove an increase in net sales of approximately $1.88 billion for the second quarter of 2022 compared to the second quarter of 2021. The increase in our average selling price was caused by a tighter global nitrogen supply and demand balance resulting from strong global demand as well as a decrease in global supply availability as higher global energy costs continued to drive lower global operating rates, and exacerbated by the geopolitical environment described above. In the six months ended June 30, 2022, the average selling price for our products was $661 per ton, or 144% higher compared to $271 per ton in the six months ended June 30, 2021. This resulted in an increase in net sales of approximately $3.72 billion for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As the second quarter of 2022 ended, average selling prices began to show seasonal weakness that typically occurs at the end of the fertilizer application period after the spring planting season in the Northern hemisphere.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of manufactured nitrogen products, representing approximately 50% of our production costs in the first six months of 2022 and 40% of our production costs in 2021.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and the National Balancing Point (NBP), the major trading point for natural gas in the United Kingdom:

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Natural gas supplemental data (per MMBtu)
Average daily market price of natural gas Henry Hub (Louisiana)	$7.40	$2.88	$4.52	157%	$6.01	$3.13	$2.88	92%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$16.00	$8.90	$7.10	80%	$23.06	$7.90	$15.16	192%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. North American natural gas prices during the first six months of 2022 were higher on average than the first six months of 2021 due to tight supply and demand conditions within the market. During the first half of 2022, growth in demand for North American natural gas both for domestic use and for liquefied natural gas (LNG) exports outpaced production growth. As a result, North American gas withdrawals from storage were larger than normal, leading to end-of-June 2022 storage levels below both end-of-June 2021 storage levels and five-year average storage levels. North American prices began to decrease from their mid-June 2022 highs after the Freeport LNG liquefaction terminal along the Texas Gulf Coast experienced an unplanned outage, reducing the capacity for North American LNG exports by approximately 15%. Partially offsetting the impact of this event on North American natural gas prices was strong natural gas demand for power generation, as much of the United States experienced a warmer-than-average start to summer and substitution to coal generation was limited due to high coal prices and available coal supply.
The average daily market price at the Henry Hub for the three months ended June 30, 2022 was $7.40 per MMBtu compared to $2.88 per MMBtu for the three months ended June 30, 2021, an increase of 157%. The average daily market price at the Henry Hub for the six months ended June 30, 2022 was $6.01 per MMBtu compared to $3.13 per MMBtu for the six months ended June 30, 2021, an increase of 92%. The average daily market price of natural gas at the Henry Hub for the first four weeks of July 2022 was $6.94 per MMBtu.
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
Our nitrogen manufacturing facilities located in the United Kingdom are subject to fluctuations associated with the price of natural gas in Europe. The price of natural gas in the United Kingdom declined during the second quarter of 2022 compared to the record high prices seen during the first quarter of 2022. Elevated natural gas prices in Europe continued to support increased European LNG imports. Although the Russian invasion of Ukraine in late February 2022 disrupted European energy markets and threatened security of supply, Russian natural gas flows via pipeline to Europe remained steady for much of the second quarter. European natural gas prices began to increase in mid-June 2022 after the unplanned outage of the Freeport LNG liquefaction terminal, which reduced the number of LNG cargoes available to meet global demand. At the same time, Russian natural gas pipeline flows to Europe began to decrease, further reducing natural gas supply in Europe. The NBP was partially protected from some of the higher prices registered in mainland Europe, as the U.K. is not as reliant on Russian pipeline flows and benefited from reduced domestic industrial demand and availability of LNG import capacity.
The average daily market price of natural gas at the NBP for the three months ended June 30, 2022 was $16.00 per MMBtu compared to $8.90 per MMBtu for the three months ended June 30, 2021, an increase of 80%. The average daily market price of natural gas at the NBP for the six months ended June 30, 2022 was $23.06 per MMBtu compared to $7.90 per MMBtu for the six months ended June 30, 2021, an increase of 192%. For the six months ended June 30, 2022, the daily closing price at the NBP reached a low of $1.23 per MMBtu on June 10, 2022 and a high of $67.08 per MMBtu on March 8, 2022. The average daily market price of natural gas at the NBP for the first four weeks of July 2022 was $25.94 per MMBtu.
In the second quarter of 2022, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 117% to $7.05 per MMBtu from $3.25 per MMBtu in the second quarter of 2021. This increase in natural gas costs resulted in a decrease in gross margin of approximately $352 million. In the first half of 2022, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 110% to $6.79 per MMBtu from $3.24 per MMBtu in the first half of 2021. The cost of natural gas used for production of $3.24 per MMBtu in the

CF INDUSTRIES HOLDINGS, INC.

first half of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021. This increase in natural gas costs resulted in a decrease in gross margin of approximately $623 million.
United Kingdom Operations, Proposed Restructuring and Impairment Charges
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
The U.K. energy crisis necessitated evaluations in the third and fourth quarters of 2021 of the long-lived assets, including definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. The evaluations resulted in total goodwill impairment charges of $285 million, and total long-lived and intangible asset impairment charges of $236 million, in 2021. As of December 31, 2021, after the recognition of the goodwill impairment charges, no goodwill related to our U.K. operations remained.
During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including higher natural gas prices due in part to the geopolitical environment described above, triggered an additional impairment test. The results of this long-lived asset impairment test indicated that no long-lived asset impairment should be recorded as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups.
During the second quarter of 2022, the long-term outlook deteriorated for nitrogen producers in regions that rely on LNG imports to satisfy natural gas demand. As further described above, natural gas represents a substantial portion of the cost to produce nitrogen products. Natural gas forward prices suggested that nitrogen facilities in the United Kingdom and mainland Europe would be the world’s high-cost marginal producers for the foreseeable future, presenting a constant challenge to the sustainability of our U.K. operations.
In June 2022, due in large part to the nitrogen industry conditions described above, we approved and announced our proposed plan to restructure our U.K. operations. This plan includes permanently closing the Ince facility and optimizing the remaining manufacturing operations at the Billingham facility. As a result, in the three months ended June 30, 2022, we recorded total charges of $162 million, as follows:
•asset impairment charges of $152 million consisting of the following:
◦an impairment charge of $135 million related to property, plant and equipment at the Ince facility that has been classified as held for abandonment, including a liability of approximately $9 million for the costs of certain asset retirement activities at the site;
◦an intangible asset impairment charge of $8 million related to trade names; and
◦a charge of $9 million related to the write-down of spare parts and certain raw materials at the Ince facility;
and
•a charge for post-employment benefits of $10 million related to contractual and statutory obligations due to employees whose employment would be terminated in the proposed plan.
These amounts are included in the U.K. operations restructuring line item in our consolidated statements of operations for the three and six months ended June 30, 2022. We are working with customers, vendors, regulators and others to finalize closure plans, and we expect substantially all of the restructuring activities will be completed within the next twelve months.
As a result of the proposed restructuring of our U.K. operations, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations, consisting of U.K. Ammonia, U.K. AN and U.K. Other. The results of this long-lived asset impairment test indicated that no additional asset impairment should be recorded as the undiscounted estimated future cash flows for the continuing U.K. operations were in excess of the carrying values for each of the U.K. asset groups.

CF INDUSTRIES HOLDINGS, INC.

The results of our U.K. operations are included in our Ammonia, AN and Other segments, and account for a small portion of our consolidated gross margin. For the six months ended June 30, 2022, gross margin generated by our U.K. operations represented approximately 3% of our consolidated gross margin. For the year ended December 31, 2021, our U.K. operations generated negative gross margin representing approximately 1% of our consolidated gross margin.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $1.17 billion for the three months ended June 30, 2022 compared to $246 million for the three months ended June 30, 2021, an increase in net earnings of 374%, or $919 million. Diluted net earnings per share attributable to common stockholders increased $4.44 per share, to $5.58 per share, in the second quarter of 2022 compared to $1.14 per share in the second quarter of 2021. These increases were due primarily to an increase of $1.49 billion in gross margin to $1.99 billion for the three months ended June 30, 2022, which was driven by higher average selling prices, partially offset by higher natural gas prices. Partially offsetting the increase in gross margin was the U.K. operations restructuring charge, an increase in the income tax provision due primarily to increased profitability, and an increase in net earnings attributable to noncontrolling interest. See “Items Affecting Comparability of Results,” below, for further information on the U.K. operations restructuring charge.
Average selling prices increased 128% to $701 per ton in the second quarter of 2022 from $307 per ton in the second quarter of 2021, which increased gross margin by $1.88 billion. The impact of higher average selling prices was partially offset by an increase in natural gas costs. The cost of natural gas used for production increased 117% to $7.05 per MMBtu in the second quarter of 2022 from $3.25 per MMBtu in the second quarter of 2021, which reduced gross margin by $352 million.
Items Affecting Comparability of Results
For the three months ended June 30, 2022 and 2021, we reported net earnings attributable to common stockholders of $1.17 billion and $246 million, respectively. For the six months ended June 30, 2022 and 2021, we reported net earnings attributable to common stockholders of $2.05 billion and $397 million, respectively. In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results for the three and six months ended June 30, 2022 and 2021. The following table and related discussion outline these items that impacted the comparability of our financial results for these periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$(17)	$(13)	$—	$—	$(50)	$(38)	$(6)	$(5)
Loss on foreign currency transactions, including intercompany loans(2)	5	3	3	3	11	8	3	3
U.K. operations restructuring	162	123	—	—	162	123	—	—
Canada Revenue Agency Competent Authority Matter and Transfer pricing reserves:
Interest expense	30	30	—	—	228	226	—	—
Interest income	(2)	(1)	—	—	(38)	(29)	—	—
Income tax (benefit) provision(3)	—	(20)	—	—	—	52	—	—
Loss on debt extinguishment	8	6	—	—	8	6	6	5
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)For the three months ended June 30, 2022, the after-tax income tax benefit amount of $20 million reflects an income tax benefit of $19 million, consisting of the $2 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $21 million of income tax benefit referenced below under “Transfer pricing reserves,” net of $1 million of income tax provision that is reflected in the after-tax interest income amount shown in this table. For the six months ended June 30, 2022, the after-tax income tax provision amount of $52 million reflects an income tax provision of $59 million, consisting of the $78 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $19 million of income tax benefit referenced below under “Transfer pricing reserves,” net of $7 million of income tax provision that is reflected in the after-tax interest expense and interest income amounts shown in this table.

CF INDUSTRIES HOLDINGS, INC.

Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2022, we recognized an unrealized net mark-to-market gain of $17 million. In the six months ended June 30, 2022 and 2021, we recognized unrealized net mark-to-market gains of $50 million and $6 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In the six months ended June 30, 2022 and 2021, we recognized losses of $11 million and $3 million, respectively, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
U.K. operations restructuring
In the three months ended June 30, 2022, we recognized total charges of $162 million consisting of $152 million of asset impairment charges primarily related to property, plant and equipment at our Ince, U.K. facility and $10 million of post-employment benefits related to contractual and statutory obligations. See “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” above, for further discussion.
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
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 will be subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $129 million, based on current estimates. We currently expect this resulting Canadian tax liability, plus interest of approximately $103 million, will be assessed in the second half of 2022 and that payment of those amounts, aggregating to approximately $232 million, based on current estimates, will be due in the second half of 2022. The letters of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment will be cancelled upon payment of the additional tax and interest to Canada. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will file amended tax returns in the United States to request a refund of tax overpaid.
In the six months ended June 30, 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $78 million, reflecting the net impact of $129 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $104 million, primarily reflecting the impact of estimated interest payable to Canada.
Of the $78 million of income tax provision and $104 million of net interest expense recognized in the six months ended June 30, 2022, $2 million of income tax provision and $5 million of net interest expense was recognized in the three months ended June 30, 2022.

CF INDUSTRIES HOLDINGS, INC.

Transfer pricing reserves
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation and our evaluation during the three months ended June 30, 2022, we recorded the following in the six months ended June 30, 2022:
•liabilities for unrecognized tax benefits of $314 million with a corresponding income tax provision, and accrued interest of $116 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of $359 million with a corresponding income tax benefit, and accrued interest income of $30 million related to the noncurrent income tax receivables.
In the six months ended June 30, 2022, the impact of these evaluations of transfer pricing positions on our consolidated statement of operations, including $26 million of net deferred income tax provision for other transfer pricing tax effects, was $19 million of income tax benefit and $86 million of net interest expense before tax ($93 million after tax).
Of the $19 million of income tax benefit and $86 million of net interest expense recognized in the six months ended June 30, 2022, $21 million of income tax benefit and $23 million of net interest expense ($24 million after tax) was recognized in the three months ended June 30, 2022.
Loss on debt extinguishment
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the 2023 Notes prior to their scheduled maturity.
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

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(in millions, except per share and per MMBtu)
Net sales	$3,389	$1,588	$1,801	113%	$6,257	$2,636	$3,621	137%
Cost of sales	1,398	1,085	313	29%	2,568	1,844	724	39%
Gross margin	1,991	503	1,488	296%	3,689	792	2,897	366%
Gross margin percentage	58.7%	31.7%	27.0%		59.0%	30.0%	29.0%
Selling, general and administrative expenses	73	60	13	22%	137	115	22	19%
U.K. operations restructuring	162	—	162	N/M	162	—	162	N/M
Other operating—net	6	4	2	50%	8	2	6	300%
Total other operating costs and expenses	241	64	177	277%	307	117	190	162%
Equity in earnings of operating affiliate	28	11	17	155%	54	22	32	145%
Operating earnings	1,778	450	1,328	295%	3,436	697	2,739	393%
Interest expense—net	74	46	28	61%	279	94	185	197%
Loss on debt extinguishment	8	—	8	N/M	8	6	2	33%
Other non-operating—net	—	2	(2)	(100)%	1	2	(1)	(50)%
Earnings before income taxes	1,696	402	1,294	322%	3,148	595	2,553	429%
Income tax provision	357	85	272	320%	758	103	655	N/M
Net earnings	1,339	317	1,022	322%	2,390	492	1,898	386%
Less: Net earnings attributable to noncontrolling interest	174	71	103	145%	342	95	247	260%
Net earnings attributable to common stockholders	$1,165	$246	$919	374%	$2,048	$397	$1,651	416%
Diluted net earnings per share attributable to common stockholders	$5.58	$1.14	$4.44	389%	$9.78	$1.83	$7.95	434%
Diluted weighted-average common shares outstanding	208.9	216.6	(7.7)	(4)%	209.4	216.3	(6.9)	(3)%
Dividends declared per common share	$0.40	$0.30	$0.10	33%	$0.70	$0.60	$0.10	17%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in cost of sales(1)	$7.05	$3.25	$3.80	117%	$6.79	$3.24	$3.55	110%
Average daily market price of natural gas Henry Hub (Louisiana)	$7.40	$2.88	$4.52	157%	$6.01	$3.13	$2.88	92%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$16.00	$8.90	$7.10	80%	$23.06	$7.90	$15.16	192%
Unrealized net mark-to-market gain on natural gas derivatives	$(17)	$—	$(17)	N/M	$(50)	$(6)	$(44)	N/M
Depreciation and amortization	$223	$243	$(20)	(8)%	$431	$447	$(16)	(4)%
Capital expenditures	$66	$110	$(44)	(40)%	$129	$181	$(52)	(29)%
Sales volume by product tons (000s)	4,835	5,174	(339)	(7)%	9,459	9,738	(279)	(3)%
Production volume by product tons (000s):
Ammonia(2)	2,470	2,232	238	11%	5,083	4,711	372	8%
Granular urea	1,157	968	189	20%	2,231	2,152	79	4%
UAN (32%)	1,633	1,628	5	—%	3,498	3,317	181	5%
AN	399	449	(50)	(11)%	804	924	(120)	(13)%
___________________________________________________________________________
N/M—Not Meaningful
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method. Includes realized gains and losses on natural gas derivatives settled during the period.

CF INDUSTRIES HOLDINGS, INC.

Excludes unrealized mark-to-market gains and losses on natural gas derivatives. For the six months ended June 30, 2021, excludes the $112 million gain on net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri.
(2)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.
Second Quarter of 2022 Compared to Second Quarter of 2021
Net Sales
Our total net sales increased $1.80 billion or 113%, to $3.39 billion in the second quarter of 2022 compared to $1.59 billion in the second quarter of 2021 due primarily to an increase in average selling prices partially offset by a decrease in sales volume.
Our average selling price was $701 per ton in the second quarter of 2022, or 128% higher, compared to $307 per ton in the second quarter of 2021 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs and geopolitical events drove lower global operating rates. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further discussion.
Our total sales volume of 4.8 million product tons in the second quarter of 2022 was 7% lower compared to 5.2 million product tons in the second quarter of 2021, as lower sales volume in our UAN, AN and Other segments was partially offset by higher sales volume in our Granular Urea segment.
Cost of Sales
Our total cost of sales increased $313 million, or 29%, to $1.40 billion in the second quarter of 2022 from $1.09 billion in the second quarter of 2021. The increase in our cost of sales was due primarily to higher costs for natural gas, which increased cost of sales by $352 million, and higher costs for ammonia purchased from PLNL, our joint venture in Trinidad, partially offset by a decline in sales volume of 7% that decreased cost of sales by $84 million.
Cost of sales also includes the impact of a $17 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Cost of sales averaged $289 per ton in the second quarter of 2022, a 38% increase from $210 per ton in the second quarter of 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 117% to $7.05 per MMBtu in the second quarter of 2022 from $3.25 per MMBtu in the second quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13 million to $73 million in the second quarter of 2022 as compared to $60 million in the second quarter of 2021. The increase was due primarily to higher costs associated with corporate initiatives, including costs related to the development of an enterprise resource planning system that we will be implementing for our North American operations.
U.K. Operations Restructuring
In the three months ended June 30, 2022, we recognized total charges of $162 million, consisting of $152 million of asset impairment charges primarily related to property, plant and equipment at our Ince, U.K. facility and $10 million of post-employment benefits related to contractual and statutory obligations. See “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” above, for further discussion.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $28 million in the second quarter of 2022 compared to $11 million in the second quarter of 2021. The increase in the second quarter of 2022 was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense was $74 million in the second quarter of 2022 compared to $46 million in the second quarter of 2021. The net increase of $28 million was due primarily to net interest expense of $37 million recorded in the second quarter of 2022 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing reserves,” above. This increase was partially offset by a $6 million decrease in interest on borrowings due to the redemption of senior

CF INDUSTRIES HOLDINGS, INC.

notes in April 2022.
Loss on Debt Extinguishment
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the 2023 Notes prior to their scheduled maturity.
Income Taxes
For the three months ended June 30, 2022, we recorded an income tax provision of $357 million on pre-tax income of $1.70 billion, or an effective tax rate of 21.1%, compared to an income tax provision of $85 million on pre-tax income of $402 million, or an effective tax rate of 21.2%, for the three months ended June 30, 2021.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2022 of 21.1%, which is based on pre-tax income of $1.70 billion, including $174 million of earnings attributable to the noncontrolling interest, would be 2.4 percentage points higher, or 23.5%, if based on pre-tax income exclusive of the $174 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2021 of 21.2%, which is based on pre-tax income of $402 million, including $71 million of earnings attributable to the noncontrolling interest, would be 4.6 percentage points higher, or 25.8%, if based on pre-tax income exclusive of the $71 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $103 million to $174 million in the second quarter of 2022 as compared to $71 million in the second quarter of 2021 due to higher earnings of CFN driven by higher average selling prices as described above under “Net Sales.”
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $4.44 to $5.58 per diluted share in the second quarter of 2022 from $1.14 per diluted share in the second quarter of 2021. This increase was due primarily to an increase in gross margin, driven by higher average selling prices, partially offset by an increase in natural gas costs, the U.K. operations restructuring charge, an increase in the income tax provision due primarily to increased profitability, and an increase in net earnings attributable to noncontrolling interest. Additionally, net earnings per diluted share increased due to a 4% reduction in the diluted weighted-average common shares outstanding, which declined from 216.6 million shares for the three months ended June 30, 2021 to 208.9 million shares for the three months ended June 30, 2022, due primarily to repurchases of common shares under our share repurchase programs.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Sales
Our total net sales increased $3.62 billion, or 137%, to $6.26 billion in the first six months of 2022 as compared to $2.64 billion in the first six months of 2021 due to an increase in average selling prices, partially offset by a decrease in sales volume.
Average selling prices were $661 per ton in the first six months of 2022, or 144% higher compared to $271 per ton in the first six months of 2021 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs and geopolitical events drove lower global operating rates. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further discussion.
Our total sales volume of 9.5 million product tons in the first six months of 2022 was 3% lower compared to 9.7 million product tons in the first six months of 2021 as a result of lower sales volume in our Granular Urea, Other and AN segments partially offset by higher sales volume in our Ammonia segment.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales
Our total cost of sales increased $724 million, or 39%, to $2.57 billion in the first six months of 2022 as compared to $1.84 billion in the first six months of 2021. The increase in our cost of sales was due primarily to higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $623 million and higher costs for ammonia purchased from PLNL, our joint venture in Trinidad. In addition, in the first six months of 2021, we recognized a gain of $112 million, which is included in cost of sales, as a result of the net settlement of certain natural gas contracts with our suppliers as a result of Winter Storm Uri. Partially offsetting these increases in cost of sales was a 3% decline in sales volume in the first six months of 2022 compared to the first six months of 2021, which reduced cost of sales by $117 million.
Cost of sales also includes the impact of a $50 million unrealized net mark-to-market gain on natural gas derivatives in the first six months of 2022 compared to a $6 million gain in the first six months of 2021.
Cost of sales averaged $271 per ton in the first six months of 2022, a 43% increase from $189 per ton in the first six months of 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 110% to $6.79 per MMBtu in the first six months of 2022 from $3.24 per MMBtu in the first six months of 2021. The cost of natural gas used for production of $3.24 per MMBtu in the first six months of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $22 million to $137 million in the first six months of 2022 as compared to $115 million in the first six months of 2021. The increase was due primarily to higher costs associated with certain corporate initiatives, including costs related to the development of an enterprise resource planning system that we will be implementing for our North American operations.
U.K. Operations Restructuring
In the six months ended June 30, 2022, we recognized total charges of $162 million, consisting of $152 million of asset impairment charges primarily related to property, plant and equipment at our Ince, U.K. facility and $10 million of post-employment benefits related to contractual and statutory obligations. See “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” above, for further discussion.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $54 million in the first six months of 2022 compared to $22 million in the first six months of 2021. The increase was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense increased by $185 million to $279 million in the first six months of 2022 compared to $94 million in the first six months of 2021. The increase was due primarily to $199 million of net interest expense recorded in the first six months of 2022 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing reserves,” above. This increase was partially offset by a $10 million decrease in interest on borrowings due to the redemption of senior notes in April 2022 and March 2021.
Loss on Debt Extinguishment
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the 2023 Notes prior to their scheduled maturity.
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

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the six months ended June 30, 2022, we recorded an income tax provision of $758 million on pre-tax income of $3.15 billion, or an effective tax rate of 24.1%, compared to an income tax provision of $103 million on pre-tax income of $595 million, or an effective tax rate of 17.4%, for the six months ended June 30, 2021.
For the six months ended June 30, 2022, our income tax provision includes $78 million of tax expense related to the Canada Revenue Agency Competent Authority Matter, which is further described above under “Items Affecting Comparability of Results.” Additionally, for the six months ended June 30, 2022, we recognized a $22 million income tax benefit for the excess tax benefit related to certain share-based compensation activity.
For the six months ended June 30, 2021, our income tax provision includes a $22 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2022 of 24.1%, which is based on pre-tax income of $3.15 billion, including $342 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher, or 27.0%, if based on pre-tax income exclusive of the $342 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2021 of 17.4%, which is based on pre-tax income of $595 million, including $95 million of earnings attributable to the noncontrolling interest, would be 3.3 percentage points higher, or 20.7%, if based on pre-tax income exclusive of the $95 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased 260% to $342 million in the first six months of 2022 from $95 million in the first six months of 2021 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance as higher global energy costs drove lower global operating rates.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased 434% to $9.78 per diluted share in the first six months of 2022 from $1.83 per diluted share in the first six months of 2021. This increase is due primarily to an increase in gross margin, driven by higher average selling prices, partially offset by increases in natural gas costs, the U.K. operations restructuring charge, an increase in the income tax provision due primarily to increased profitability, and an increase in net earnings attributable to noncontrolling interest. Additionally, net earnings per diluted share increased due to a 3% reduction in the diluted weighted-average common shares outstanding, which declined from 216.3 million shares for the six months ended June 30, 2021 to 209.4 million shares for the six months ended June 30, 2022, due primarily to repurchases of common shares under our share repurchase programs.

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

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended June 30, 2022
Net sales	$1,115	$833	$976	$253	$212	$3,389
Cost of sales	442	360	343	151	102	1,398
Gross margin	$673	$473	$633	$102	$110	$1,991
Gross margin percentage	60.4%	56.8%	64.9%	40.3%	51.9%	58.7%
Three months ended June 30, 2021
Net sales	$459	$433	$434	$136	$126	$1,588
Cost of sales	333	241	296	120	95	1,085
Gross margin	$126	$192	$138	$16	$31	$503
Gross margin percentage	27.5%	44.3%	31.8%	11.8%	24.6%	31.7%
Six months ended June 30, 2022
Net sales	$1,755	$1,598	$1,991	$476	$437	$6,257
Cost of sales	722	630	688	322	206	2,568
Gross margin	$1,033	$968	$1,303	$154	$231	$3,689
Gross margin percentage	58.9%	60.6%	65.4%	32.4%	52.9%	59.0%
Six months ended June 30, 2021
Net sales	$665	$832	$666	$241	$232	$2,636
Cost of sales	413	505	526	215	185	1,844
Gross margin	$252	$327	$140	$26	$47	$792
Gross margin percentage	37.9%	39.3%	21.0%	10.8%	20.3%	30.0%
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment in the six months ended June 30, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 13—Derivative Financial Instruments for additional information.
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$1,115	$459	$656	143%	$1,755	$665	$1,090	164%
Cost of sales	442	333	109	33%	722	413	309	75%
Gross margin	$673	$126	$547	434%	$1,033	$252	$781	310%
Gross margin percentage	60.4%	27.5%	32.9%		58.9%	37.9%	21.0%
Sales volume by product tons (000s)	1,035	1,036	(1)	—%	1,762	1,719	43	3%
Sales volume by nutrient tons (000s)(1)	849	850	(1)	—%	1,445	1,410	35	2%
Average selling price per product ton	$1,077	$443	$634	143%	$996	$387	$609	157%
Average selling price per nutrient ton(1)	$1,313	$540	$773	143%	$1,215	$472	$743	157%
Gross margin per product ton	$650	$122	$528	433%	$586	$147	$439	299%
Gross margin per nutrient ton(1)	$793	$148	$645	436%	$715	$179	$536	299%
Depreciation and amortization	$50	$61	$(11)	(18)%	$84	$97	$(13)	(13)%
Unrealized net mark-to-market gain on natural gas derivatives	$(2)	$—	$(2)	N/M	$(10)	$(2)	$(8)	(400)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2022 Compared to Second Quarter of 2021
Net Sales.    Net sales in our Ammonia segment increased by $656 million, or 143%, to $1.12 billion in the second quarter of 2022 from $459 million in the second quarter of 2021 due primarily to a 143% increase in average selling prices. Average selling prices increased to $1,077 per ton in the second quarter of 2022 compared to $443 per ton in the second quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.”
Cost of Sales.    Cost of sales in our Ammonia segment averaged $427 per ton in the second quarter of 2022, a 33% increase from $321 per ton in the second quarter of 2021. The increase was due primarily to higher realized natural gas costs, and a higher cost per ton for purchased ammonia from our joint venture in Trinidad, partially offset by lower manufacturing and maintenance costs.
Gross Margin.    Gross margin in our Ammonia segment increased by $547 million to $673 million in the second quarter of 2022 from $126 million in the second quarter of 2021, and our gross margin percentage was 60.4% in the second quarter of 2022 compared to 27.5% in the second quarter of 2021. The increase in gross margin was due primarily to a 143% increase in average selling prices, which increased gross margin by $662 million, a $35 million net decrease in manufacturing, maintenance and other costs, and an increase in gross margin of $5 million due primarily to favorable location product mix. These increases were offset by an increase in realized natural gas costs, which reduced gross margin by $98 million, and higher purchased product costs, which reduced gross margin by $59 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Sales.    Net sales in our Ammonia segment increased by $1.09 billion, or 164%, to $1.76 billion in the six months ended June 30, 2022 from $665 million in the six months ended June 30, 2021 due primarily to a 157% increase in average selling prices and a 3% increase in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market

CF INDUSTRIES HOLDINGS, INC.

Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to higher supply availability resulting from higher production.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $410 per ton in the six months ended June 30, 2022, a 71% increase from $240 per ton in the six months ended June 30, 2021. The increase is due primarily to higher realized natural gas costs, a higher cost per ton for purchased ammonia from our joint venture in Trinidad, and the impact of the $112 million gain on the net settlement of certain natural gas contracts in February 2021. See “Market Conditions and Current Developments—Natural Gas” above, for additional information on the operational impact of Winter Storm Uri. These increases in cost of sales were partially offset by lower manufacturing and maintenance costs.
Gross Margin.    Gross margin in our Ammonia segment increased by $781 million to $1.03 billion in the six months ended June 30, 2022 from $252 million in the six months ended June 30, 2021, and our gross margin percentage was 58.9% in the six months ended June 30, 2022 compared to 37.9% in the six months ended June 30, 2021. The increase in gross margin was due primarily to a 157% increase in average selling prices, which increased gross margin by $1.08 billion, a $48 million net decrease in manufacturing, maintenance and other costs, and a 3% increase in sales volume, which increased gross margin by $22 million. These increases were partially offset by an increase in realized natural gas costs, which decreased gross margin by $150 million, and higher purchased product costs, which reduced gross margin by $110 million. In addition, the impact of the $112 million gain on the net settlement of certain natural gas contracts is included in the six months ended June 30, 2021. Gross margin also includes the impact of a $10 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2022 compared to a $2 million gain in the six months ended June 30, 2021.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$833	$433	$400	92%	$1,598	$832	$766	92%
Cost of sales	360	241	119	49%	630	505	125	25%
Gross margin	$473	$192	$281	146%	$968	$327	$641	196%
Gross margin percentage	56.8%	44.3%	12.5%		60.6%	39.3%	21.3%
Sales volume by product tons (000s)	1,181	1,092	89	8%	2,277	2,412	(135)	(6)%
Sales volume by nutrient tons (000s)(1)	544	502	42	8%	1,048	1,109	(61)	(6)%
Average selling price per product ton	$705	$397	$308	78%	$702	$345	$357	103%
Average selling price per nutrient ton(1)	$1,531	$863	$668	77%	$1,525	$750	$775	103%
Gross margin per product ton	$401	$176	$225	128%	$425	$136	$289	213%
Gross margin per nutrient ton(1)	$869	$382	$487	127%	$924	$295	$629	213%
Depreciation and amortization	$70	$55	$15	27%	$134	$121	$13	11%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M	$(8)	$(2)	$(6)	(300)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2022 Compared to Second Quarter of 2021
Net Sales.    Net sales in our Granular Urea segment increased $400 million, or 92%, to $833 million in the second quarter of 2022 from $433 million in the second quarter of 2021 due primarily to a 78% increase in average selling prices and an 8% increase in sales volume. Average selling prices increased to $705 per ton in the second quarter of 2022 compared to $397 per ton in the second quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to higher supply availability resulting from higher production.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our Granular Urea segment averaged $304 per ton in the second quarter of 2022, a 38% increase from $221 per ton in the second quarter of 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Granular Urea segment increased by $281 million to $473 million in the second quarter of 2022 from $192 million in the second quarter of 2021, and our gross margin percentage was 56.8% in the second quarter of 2022 compared to 44.3% in the second quarter of 2021. The increase in gross margin was due primarily to a 78% increase in average selling prices, which increased gross margin by $363 million, and an 8% increase in sales volume, which increased gross margin by $31 million. These factors were partially offset by an increase in realized natural gas costs, which reduced gross margin by $92 million, and a $22 million net increase in manufacturing, maintenance and other costs. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Sales.    Net sales in our Granular Urea segment increased $766 million, or 92%, to $1.60 billion in the six months ended June 30, 2022 from $832 million in the six months ended June 30, 2021 due primarily to a 103% increase in average selling prices, partially offset by a 6% decrease in sales volume. Average selling prices increased to $702 per ton in the six months ended June 30, 2022 compared to $345 per ton in the six months ended June 30, 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was lower due primarily to lower purchases of granular urea partially offset by higher production in the first half of 2022 compared to the first half of 2021.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $277 per ton in the six months ended June 30, 2022, a 33% increase from $209 per ton in the six months ended June 30, 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Granular Urea segment increased by $641 million to $968 million in the six months ended June 30, 2022 from $327 million in the six months ended June 30, 2021, and our gross margin percentage was 60.6% in the six months ended June 30, 2022 compared to 39.3% in the six months ended June 30, 2021. The increase in gross margin was due to a 103% increase in average selling prices, which increased gross margin by $797 million. Gross margin was also impacted by higher realized natural gas costs, which decreased gross margin by $140 million, a $39 million net increase in manufacturing, maintenance and other costs, and an increase in urea production as compared to urea purchased for resale in 2021 from winter storm outages, which increased gross margin by $17 million. Gross margin also includes the impact of an $8 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2022 compared to a $2 million gain in the six months ended June 30, 2021.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$976	$434	$542	125%	$1,991	$666	$1,325	199%
Cost of sales	343	296	47	16%	688	526	162	31%
Gross margin	$633	$138	$495	359%	$1,303	$140	$1,163	N/M
Gross margin percentage	64.9%	31.8%	33.1%		65.4%	21.0%	44.4%
Sales volume by product tons (000s)	1,626	1,949	(323)	(17)%	3,454	3,463	(9)	—%
Sales volume by nutrient tons (000s)(1)	515	612	(97)	(16)%	1,091	1,088	3	—%
Average selling price per product ton	$600	$223	$377	169%	$576	$192	$384	200%
Average selling price per nutrient ton(1)	$1,895	$709	$1,186	167%	$1,825	$612	$1,213	198%
Gross margin per product ton	$389	$71	$318	448%	$377	$40	$337	N/M
Gross margin per nutrient ton(1)	$1,229	$225	$1,004	446%	$1,194	$129	$1,065	N/M
Depreciation and amortization	$65	$76	$(11)	(14)%	$135	$132	$3	2%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(8)	$(2)	$(6)	(300)%
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2022 Compared to Second Quarter of 2021
Net Sales.    Net sales in our UAN segment increased $542 million, or 125%, to $976 million in the second quarter of 2022 from $434 million in the second quarter of 2021 due to a 169% increase in average selling prices partially offset by a 17% decrease in sales volume. Average selling prices increased to $600 per ton in the second quarter of 2022 compared to $223 per ton in the second quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was lower due primarily to delayed crop planting and fertilizer application driven by unfavorable weather conditions.
Cost of Sales.    Cost of sales in our UAN segment averaged $211 per ton in the second quarter of 2022, a 39% increase from $152 per ton in the second quarter of 2021, due primarily to the impact of higher realized natural gas costs and higher freight costs to ship UAN to meet demand on both the east and west coasts of the United States.
Gross Margin.    Gross margin in our UAN segment increased by $495 million to $633 million in the second quarter of 2022 from $138 million in the second quarter of 2021, and our gross margin percentage was 64.9% in the second quarter of 2022 compared to 31.8% in the second quarter of 2021. The increase in gross margin was due primarily to a 169% increase in average selling prices, which increased gross margin by $616 million. The impact of higher average selling prices was partially offset by an increase in realized natural gas costs, which reduced gross margin by $65 million, a 17% decrease in sales volume, which decreased gross margin by $34 million, and a $22 million net increase in manufacturing, maintenance and other costs.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Sales.    Net sales in our UAN segment increased $1.33 billion, or 199%, to $1.99 billion in the six months ended June 30, 2022 from $666 million in the six months ended June 30, 2021 due primarily to a 200% increase in average selling prices. Average selling prices increased to $576 per ton in the six months ended June 30, 2022 compared to $192 per ton in the six months ended June 30, 2021, due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.”

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.    Cost of sales in our UAN segment averaged $199 per ton in the six months ended June 30, 2022, a 31% increase from $152 per ton in the six months ended June 30, 2021. The increase was due primarily to the impact of higher realized natural gas costs and higher freight costs to ship UAN to meet demand on both the east and west coasts of the United States.
Gross Margin.    Gross margin in our UAN segment increased by $1.16 billion to $1.30 billion in the six months ended June 30, 2022 from $140 million in the six months ended June 30, 2021, and our gross margin percentage was 65.4% in the six months ended June 30, 2022 compared to 21.0% in the six months ended June 30, 2021. The increase in gross margin was due to a 200% increase in average selling prices, which increased gross margin by $1.35 billion. The impact of higher average selling prices was partially offset by higher realized natural gas costs, which decreased gross margin by $130 million, a $43 million net increase in manufacturing, maintenance and other costs, and a nominal decrease in sales volume, which decreased gross margin by $22 million. Gross margin also includes the impact of an $8 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2022 compared to a $2 million gain in the six months ended June 30, 2021.
Antidumping and Countervailing Duty Investigations
On June 30, 2021, we filed petitions with the U.S. Department of Commerce (Commerce) and the U.S. International Trade Commission (ITC) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad. Preliminary affirmative determinations were announced by the ITC on August 13, 2021 and by Commerce on November 30, 2021 and January 27, 2022.
On June 21, 2022, Commerce announced final affirmative determinations finding that imports from Russia are dumped (i.e., sold at less than fair value) at rates ranging from 8.16% to 122.93% and unfairly subsidized at rates ranging from 6.27% to 9.66%. In addition, Commerce found that imports from Trinidad are dumped at a rate of 111.71% and unfairly subsidized at a rate of 1.83%.
On July 18, 2022, the ITC announced that it had determined that such unfairly traded imports from Russia and Trinidad did not materially injure or threaten material injury to the domestic UAN industry. Typically, as a result of such determinations, cash deposits collected on such imports would be refunded and no duties would be imposed.
On July 19, 2022, we requested that Commerce proceed to issue a countervailing duty order on UAN imports from Russia, notwithstanding the negative injury determination. CF has not made a similar request with respect to an antidumping duty order on UAN from Russia, or any duty order on UAN from Trinidad. At this time, we cannot predict the outcome of the proceeding, including whether final countervailing duties will be imposed on UAN imports from Russia. In addition, the deadlines for appealing the agencies’ final determinations have not yet elapsed.

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
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$253	$136	$117	86%	$476	$241	$235	98%
Cost of sales	151	120	31	26%	322	215	107	50%
Gross margin	$102	$16	$86	N/M	$154	$26	$128	492%
Gross margin percentage	40.3%	11.8%	28.5%		32.4%	10.8%	21.6%
Sales volume by product tons (000s)	436	501	(65)	(13)%	864	939	(75)	(8)%
Sales volume by nutrient tons (000s)(1)	149	171	(22)	(13)%	295	318	(23)	(7)%
Average selling price per product ton	$580	$271	$309	114%	$551	$257	$294	114%
Average selling price per nutrient ton(1)	$1,698	$795	$903	114%	$1,614	$758	$856	113%
Gross margin per product ton	$234	$32	$202	N/M	$178	$28	$150	N/M
Gross margin per nutrient ton(1)	$685	$94	$591	N/M	$522	$82	$440	N/M
Depreciation and amortization	$17	$22	$(5)	(23)%	$34	$41	$(7)	(17)%
Unrealized net mark-to-market gain on natural gas derivatives	$(11)	$—	$(11)	N/M	$(17)	$—	$(17)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2022 Compared to Second Quarter of 2021
On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, we restarted production at our Billingham facility. In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, which includes the permanent closure of our Ince facility. See the discussion under “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” above, for further information.
Net Sales.    Net sales in our AN segment increased $117 million, or 86%, to $253 million in the second quarter of 2022 from $136 million in the second quarter of 2021 due to a 114% increase in average selling prices, partially offset by a 13% decrease in sales volume. Average selling prices increased to $580 per ton in the second quarter of 2022 compared to $271 per ton in the second quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume declined due primarily to lower supply availability as a result of idled operations at our Ince facility.
Cost of Sales.    Cost of sales in our AN segment averaged $346 per ton in the second quarter of 2022, a 45% increase from $239 per ton in the second quarter of 2021. The increase was due primarily to higher realized natural gas costs. Natural gas costs increased in both the United States and the United Kingdom in the second quarter of 2022. As measured by the average daily market price at the Henry Hub, natural gas prices in the United States increased to $7.40 per MMBtu in the second quarter of 2022 from $2.88 per MMBtu in the second quarter of 2021. In the United Kingdom, the average daily market price of natural gas at the NBP increased to $16.00 per MMBtu in the second quarter of 2022 from $8.90 per MMBtu in the second quarter of 2021. See the discussion under “Market Conditions and Current Developments—Natural Gas,” above, for further information.
Gross Margin.    Gross margin in our AN segment increased $86 million to $102 million in the second quarter of 2022 from $16 million in the second quarter of 2021, and our gross margin percentage was 40.3% in the second quarter of 2022

CF INDUSTRIES HOLDINGS, INC.

compared to 11.8% in the second quarter of 2021. The increase in gross margin was due primarily to a 114% increase in average selling prices, which increased gross margin by $137 million, a net decrease of $5 million in manufacturing, maintenance and other costs, and an increase in gross margin of $2 million due primarily to favorable location product mix. These increases were partially offset by an increase in realized natural gas costs, which reduced gross margin by $69 million. Gross margin also includes the impact of an $11 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Sales.    Net sales in our AN segment increased $235 million, or 98%, to $476 million in the six months ended June 30, 2022 from $241 million in the six months ended June 30, 2021 due primarily to a 114% increase in average selling prices, partially offset by a 8% decrease in sales volume. Average selling prices increased to $551 per ton in the six months ended June 30, 2022 compared to $257 per ton in the six months ended June 30, 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower supply availability as a result of idled operations at our Ince facility.
Cost of Sales.     Cost of sales in our AN segment averaged $373 per ton in the six months ended June 30, 2022, a 63% increase from $229 per ton in the six months ended June 30, 2021. The increase was due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our AN segment increased by $128 million, or 492%, to $154 million in the six months ended June 30, 2022 from $26 million in the six months ended June 30, 2021, and our gross margin percentage was 32.4% in the six months ended June 30, 2022 compared to 10.8% in the six months ended June 30, 2021. The increase in gross margin was primarily due to a 114% increase in average selling prices, which increased gross margin by $259 million, and an increase in gross margin of $5 million due primarily to favorable location product mix. The impact of these increases was partially offset by an increase in realized natural gas costs, which decreased gross margin by $146 million, and a net increase of $7 million in manufacturing, maintenance and other costs. Gross margin also includes the impact of a $17 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2022.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$212	$126	$86	68%	$437	$232	$205	88%
Cost of sales	102	95	7	7%	206	185	21	11%
Gross margin	$110	$31	$79	255%	$231	$47	$184	391%
Gross margin percentage	51.9%	24.6%	27.3%		52.9%	20.3%	32.6%
Sales volume by product tons (000s)	557	596	(39)	(7)%	1,102	1,205	(103)	(9)%
Sales volume by nutrient tons (000s)(1)	110	119	(9)	(8)%	214	241	(27)	(11)%
Average selling price per product ton	$381	$211	$170	81%	$397	$193	$204	106%
Average selling price per nutrient ton(1)	$1,927	$1,059	$868	82%	$2,042	$963	$1,079	112%
Gross margin per product ton	$197	$52	$145	279%	$210	$39	$171	438%
Gross margin per nutrient ton(1)	$1,000	$261	$739	283%	$1,079	$195	$884	453%
Depreciation and amortization	$17	$23	$(6)	(26)%	$36	$45	$(9)	(20)%
Unrealized net mark-to-market gain on natural gas derivatives	$(3)	$—	$(3)	N/M	$(7)	$—	$(7)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2022 Compared to Second Quarter of 2021
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, which includes the permanent closure of our Ince facility. We produce NPKs only at our Ince facility, and closure of this facility would result in our discontinuation of this product. Total sales of NPK products were $15 million in the first six months of 2022 and $47 million in the year ended December 31, 2021. See the discussion under “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” above, for further information.
Net Sales.    Net sales in our Other segment increased by $86 million, or 68%, to $212 million in the second quarter of 2022 from $126 million in the second quarter of 2021 due to an 81% increase in average selling prices, partially offset by a 7% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower NPK sales volumes in the second quarter of 2022, as operations at our Ince manufacturing plant have been idled, and lower urea liquor sales volumes, partially offset by higher DEF sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $184 per ton in the second quarter of 2022, a 16% increase from $159 per ton in the second quarter of 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $79 million to $110 million in the second quarter of 2022 from $31 million in the second quarter of 2021, and our gross margin percentage was 51.9% in the second quarter of 2022 compared to 24.6% in the second quarter of 2021. The increase in gross margin was due to an 81% increase in average selling prices, which increased gross margin by $101 million, an increase of $2 million due to favorable product mix and a net decrease of $1 million in manufacturing, maintenance and other costs. These increases were partially offset by an increase in realized

CF INDUSTRIES HOLDINGS, INC.

natural gas costs, which reduced gross margin by $28 million. Gross margin also includes the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Sales.    Net sales in our Other segment increased by $205 million, or 88%, to $437 million in the six months ended June 30, 2022 from $232 million in the six months ended June 30, 2021 due primarily to a 106% increase in average selling prices partially offset by a 9% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower NPK sales volumes, as operations at our Ince manufacturing plant have been idled, and lower urea liquor sales volumes, partially offset by higher DEF sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $187 per ton in the six months ended June 30, 2022, a 21% increase from $154 per ton in the six months ended June 30, 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $184 million, or 391%, to $231 million in the six months ended June 30, 2022 from $47 million in the six months ended June 30, 2021, and our gross margin percentage was 52.9% in the six months ended June 30, 2022 compared to 20.3% in the six months ended June 30, 2021. The increase in gross margin was due to a 106% increase in average selling prices, which increased gross margin by $233 million, and a net decrease of $1 million in manufacturing, maintenance and other costs. These increases were partially offset by an increase in realized natural gas costs, which decreased gross margin by $57 million. Gross margin also includes the impact of a $7 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2022.

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
As of June 30, 2022, our cash and cash equivalents balance was $2.37 billion, an increase of $742 million from $1.63 billion at December 31, 2021. At June 30, 2022, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. See the discussion under “Debt,” below, for further information.
On April 27, 2022, the Board declared a quarterly dividend of $0.40 per common share, representing a 33% increase from the quarterly dividend of $0.30 per common share that was declared and paid in the first quarter of 2022. The dividend was paid on May 31, 2022 to stockholders of record as of May 16, 2022.
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
Share Repurchase Program
On November 3, 2021, the Board authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the six months ended June 30, 2022, we repurchased approximately 6.6 million shares under the 2021 Share Repurchase Program for $590 million, of which $14 million was accrued and unpaid as of June 30, 2022.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $129 million in the first six months of 2022 compared to $181 million in the first six months of 2021.
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

CF INDUSTRIES HOLDINGS, INC.

Canada Revenue Agency Competent Authority Matter
In connection with the matter described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter,” we expect Canadian tax authorities will assess additional tax and interest for tax years 2006 to 2011 of approximately $232 million, based on current estimates, which we expect will be due in the second half of 2022, and the Company will file amended tax returns with U.S. federal and state tax authorities for the relevant tax years, as a result of which we expect to receive net refunds of approximately $50 million, including tax and interest, in the next twelve months. All such amounts have been reflected in our consolidated financial statements.
United Kingdom Operations, Proposed Restructuring and Impairment Charges
As discussed under “Market Conditions and Current Developments—United Kingdom Operations, Proposed Restructuring and Impairment Charges,” above, during the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, our Billingham facility resumed operations. As of the filing of this report, production continues at our Billingham facility and continues to be idled at our Ince facility.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations. This plan includes permanently closing the Ince facility and optimizing the remaining manufacturing operations at the Billingham facility. As a result, we recognized total charges of $162 million, consisting of asset impairment charges of $152 million primarily related to property, plant and equipment at the Ince facility and post-employment benefits of $10 million related to contractual and statutory obligations, which are included in the U.K operations restructuring line item in our consolidated statements of operations for the three and six months ended June 30, 2022.
There remains uncertainty regarding future closure activities and obligations for the Ince facility. This could result in, among other things, additional funding to support the cash needs of our continuing U.K. operations and recognition of further losses, or additional exit or closure costs related to our U.K. operations. Any of these future events could have a material adverse impact on our results of operations and cash flows.
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
As of June 30, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2022 or December 31, 2021, or during the six months ended June 30, 2022.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $350 million of letters of credit, reflecting an increase of $100 million in May 2022. As of June 30, 2022, approximately $275 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2022 and December 31, 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.665%	$—	$—	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	741	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	742	750	742
Total long-term debt		$3,000	$2,964	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $8 million as of both June 30, 2022 and December 31, 2021, and total deferred debt issuance costs were $28 million and $27 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Public Senior Notes
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million in the second quarter of 2022.
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in

CF INDUSTRIES HOLDINGS, INC.

connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2022 and December 31, 2021, we had $72 million and $700 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 11.2 million MMBtus. As of December 31, 2021, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus.
Defined Benefit Pension Plans
We contributed $14 million to our pension plans in the six months ended June 30, 2022. Over the remainder of 2022, we expect to contribute approximately $13 million to our pension plans, which would result in our making a total of approximately $27 million of contributions to our pension plans for the full year 2022. In addition, we expect to contribute a total of approximately £50 million (or $61 million) to our U.K. plans in the three-year period from 2023 to 2025, as agreed with the plans’ trustees.
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation, subject to customary closing conditions. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we will remeasure the plan's projected benefit obligation and plan assets and we expect to recognize a non-cash pre-tax pension settlement loss of approximately $25 million, based on current interest rates, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.
Distribution to Noncontrolling Interest in CFN
On January 31, 2022, CFN distributed $247 million to CHS for the distribution period ended December 31, 2021. On July 31, 2022, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2022 in accordance with CFN’s limited liability company agreement. On August 1, 2022, CFN distributed $371 million to CHS for the distribution period ended June 30, 2022.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows
Net cash provided by operating activities during the first six months of 2022 was $2.28 billion, an increase of $1.57 billion compared to $706 million in the first six months of 2021. The increase in cash flow from operations was due primarily to higher net earnings, partially offset by changes in net working capital. Net earnings for the first six months of 2022 was $2.39 billion as compared to $492 million for the first six months of 2021, an increase of $1.90 billion. The increase in net earnings was due primarily to an increase in gross margin, driven by higher average selling prices, partially offset by increases in natural gas costs, the U.K. operations restructuring charge, an increase in the income tax provision, and an increase in net earnings attributable to noncontrolling interest. During the first six months of 2022, net changes in working capital reduced cash flow from operations by $731 million, while in the first six months of 2021 net changes in working capital reduced cash flow from operations by $182 million. The decreased cash flow from working capital changes was primarily attributable to customer advances and accounts receivable, partially offset by accrued and prepaid income taxes.
Net cash used in investing activities was $121 million in the first six months of 2022 as compared to $182 million in the first six months of 2021. Capital expenditures totaled $129 million during the first six months of 2022 compared to $181 million in the first six months of 2021.
Net cash used in financing activities was $1.40 billion in the first six months of 2022 compared to $433 million in the first six months of 2021. The increase was due primarily to share repurchases in the first six months of 2022, an increase in payments for long-term borrowings, and higher distributions to noncontrolling interest. In the first six months of 2022, we paid $577 million for share repurchases including $1 million related to shares repurchased in late 2021 that were paid for in 2022. In addition, we paid $507 million in connection with the redemption of the 2023 Notes in the first six months of 2022 compared to $255 million for the redemption of the 2021 Notes in the first six months of 2021. In the first six months of 2022, distributions to noncontrolling interest were $247 million compared to $64 million in the first six months of 2021. These increases in financing cash outflows were partially offset by higher proceeds from issuances of common stock under employee stock plans of $101 million in the first six months of 2022 compared to $26 million in the first six months of 2021.

Critical Accounting Estimates
During the first six months of 2022, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CF INDUSTRIES HOLDINGS, INC.

Forward-Looking Statements
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” or “would” and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management’s beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. You should not place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of June 30, 2022 and December 31, 2021, we had open derivative contracts for 11.2 million MMBtus and 60.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2022 would result in a favorable change in the fair value of these derivative positions of approximately $10 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $10 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of June 30, 2022, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2022, the carrying value and fair value of our senior notes was approximately $2.96 billion and $2.88 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2022, or December 31, 2021, or during the six months ended June 30, 2022.
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
        (b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2022.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2022 - April 30, 2022	392,349		$102.77	392,349	$1,359,678
May 1, 2022 - May 31, 2022	1,216,964	(3)	98.21	1,211,381	1,240,706
June 1, 2022 - June 30, 2022	3,753,372		88.05	3,753,372	910,215
Total	5,362,685		$91.43	5,357,102
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
(3)Includes 5,583 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 56 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1
CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Appendix B to CF Industries Holdings, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on March 30, 2022)

10.2
Form of Non-Employee Director Restricted Stock Award Agreement under CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2022)

10.3
Form of Restricted Stock Unit Award Agreement under CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2022)

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 2, 2022	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 2, 2022	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)