Form 10-Q
period 2022-09-30
CF Industries Holdings, Inc.
filed 2022-11-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
196,189,463 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at October 31, 2022.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net sales	$2,321	$1,362	$8,578	$3,998
Cost of sales	1,405	922	3,973	2,766
Gross margin	916	440	4,605	1,232
Selling, general and administrative expenses	66	52	203	167
U.K. goodwill impairment	—	259	—	259
U.K. long-lived and intangible asset impairment	87	236	239	236
U.K. operations restructuring	8	—	18	—
Other operating—net	25	5	33	7
Total other operating costs and expenses	186	552	493	669
Equity in earnings of operating affiliate	20	15	74	37
Operating earnings (loss)	750	(97)	4,186	600
Interest expense	46	46	369	140
Interest income	(12)	—	(56)	—
Loss on debt extinguishment	—	13	8	19
Other non-operating—net	23	(19)	24	(17)
Earnings (loss) before income taxes	693	(137)	3,841	458
Income tax provision (benefit)	155	(46)	913	57
Net earnings (loss)	538	(91)	2,928	401
Less: Net earnings attributable to noncontrolling interest	100	94	442	189
Net earnings (loss) attributable to common stockholders	$438	$(185)	$2,486	$212
Net earnings (loss) per share attributable to common stockholders:
Basic	$2.19	$(0.86)	$12.09	$0.99
Diluted	$2.18	$(0.86)	$12.04	$0.98
Weighted-average common shares outstanding:
Basic	200.2	214.9	205.6	215.3
Diluted	200.9	214.9	206.5	216.4
Dividends declared per common share	$0.40	$0.30	$1.10	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net earnings (loss)	$538	$(91)	$2,928	$401
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(9)	(26)	(49)	(2)
Defined benefit plans—net of taxes	24	6	36	6
	15	(20)	(13)	4
Comprehensive income (loss)	553	(111)	2,915	405
Less: Comprehensive income attributable to noncontrolling interest	100	94	442	189
Comprehensive income (loss) attributable to common stockholders	$453	$(205)	$2,473	$216
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,192	$1,628
Accounts receivable—net	721	497
Inventories	500	408
Prepaid income taxes	179	4
Other current assets	88	56
Total current assets	3,680	2,593
Property, plant and equipment—net	6,500	7,081
Investment in affiliate	86	82
Goodwill	2,088	2,091
Operating lease right-of-use assets	274	243
Other assets	652	285
Total assets	$13,280	$12,375
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$711	$565
Income taxes payable	25	24
Customer advances	511	700
Current operating lease liabilities	96	89
Other current liabilities	38	54
Total current liabilities	1,381	1,432
Long-term debt	2,965	3,465
Deferred income taxes	1,010	1,029
Operating lease liabilities	185	162
Other liabilities	642	251
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2022—207,597,269 shares issued and 2021—207,603,940 shares issued	2	2
Paid-in capital	1,488	1,375
Retained earnings	4,087	2,088
Treasury stock—at cost, 2022—9,851,898 shares and 2021—27,962 shares	(863)	(2)
Accumulated other comprehensive loss	(270)	(257)
Total stockholders’ equity	4,444	3,206
Noncontrolling interest	2,653	2,830
Total equity	7,097	6,036
Total liabilities and equity	$13,280	$12,375
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2022	$2	$(331)	$1,474	$3,729	$(285)	$4,589	$2,925	$7,514
Net earnings	—	—	—	438	—	438	100	538
Other comprehensive income	—	—	—	—	15	15	—	15
Purchases of treasury stock	—	(532)	—	—	—	(532)	—	(532)
Issuance of $0.01 par value common stock under employee stock plans	—	—	4	—	—	4	—	4
Stock-based compensation expense	—	—	10	—	—	10	—	10
Cash dividends ($0.40 per share)	—	—	—	(80)	—	(80)	—	(80)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(372)	(372)
Balance as of September 30, 2022	$2	$(863)	$1,488	$4,087	$(270)	$4,444	$2,653	$7,097

Balance as of December 31, 2021	$2	$(2)	$1,375	$2,088	$(257)	$3,206	$2,830	$6,036
Net earnings	—	—	—	2,486	—	2,486	442	2,928
Other comprehensive loss	—	—	—	—	(13)	(13)	—	(13)
Purchases of treasury stock	—	(1,122)	—	—	—	(1,122)	—	(1,122)
Retirement of treasury stock	—	283	(23)	(260)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	1	104	—	—	105	—	105
Stock-based compensation expense	—	—	32	—	—	32	—	32
Cash dividends ($1.10 per share)	—	—	—	(227)	—	(227)	—	(227)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(619)	(619)
Balance as of September 30, 2022	$2	$(863)	$1,488	$4,087	$(270)	$4,444	$2,653	$7,097
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Net earnings	$2,928	$401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	652	650
Deferred income taxes	(7)	(25)
Stock-based compensation expense	32	23
Loss on debt extinguishment	8	19
Unrealized net gain on natural gas derivatives	(39)	(18)
Unrealized loss on embedded derivative	—	2
U.K. goodwill impairment	—	259
U.K. long-lived and intangible asset impairment	239	236
Pension settlement loss	24	—
Gain on sale of emission credits	(6)	(20)
Loss on disposal of property, plant and equipment	1	3
Undistributed earnings of affiliate—net of taxes	(10)	(15)
Changes in:
Accounts receivable—net	(245)	(115)
Inventories	(131)	(120)
Accrued and prepaid income taxes	(168)	(132)
Accounts payable and accrued expenses	111	69
Customer advances	(188)	245
Other—net	69	(69)
Net cash provided by operating activities	3,270	1,393
Investing Activities:
Additions to property, plant and equipment	(319)	(382)
Proceeds from sale of property, plant and equipment	1	—
Distributions received from unconsolidated affiliate	4	—
Purchase of investments held in nonqualified employee benefit trust	(1)	(13)
Proceeds from sale of investments held in nonqualified employee benefit trust	1	13
Purchase of emission credits	(9)	(10)
Proceeds from sale of emission credits	15	10
Other—net	—	(1)
Net cash used in investing activities	(308)	(383)
Financing Activities:
Payments of long-term borrowings	(507)	(518)
Financing fees	(4)	—
Dividends paid on common stock	(227)	(195)
Distributions to noncontrolling interest	(619)	(194)
Purchases of treasury stock	(1,096)	(50)
Proceeds from issuances of common stock under employee stock plans	106	32
Cash paid for shares withheld for taxes	(23)	(11)
Net cash used in financing activities	(2,370)	(936)
Effect of exchange rate changes on cash and cash equivalents	(28)	—
Increase in cash and cash equivalents	564	74
Cash and cash equivalents at beginning of period	1,628	683
Cash and cash equivalents at end of period	$2,192	$757
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable green and blue hydrogen and nitrogen products for energy, fertilizer, emissions abatement and other industrial activities. Our nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers.
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

CF INDUSTRIES HOLDINGS, INC.

2.   Revenue Recognition
We track our revenue by product and by geography. See Note 18—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and nine months ended September 30, 2022 and 2021:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2022
North America	$367	$571	$531	$70	$132	$1,671
Europe and other	164	118	205	110	53	650
Total revenue	$531	$689	$736	$180	$185	$2,321
Three months ended September 30, 2021
North America	$279	$386	$324	$48	$94	$1,131
Europe and other	65	—	66	70	30	231
Total revenue	$344	$386	$390	$118	$124	$1,362
Nine months ended September 30, 2022
North America	$1,937	$2,123	$2,421	$229	$465	$7,175
Europe and other	349	164	306	427	157	1,403
Total revenue	$2,286	$2,287	$2,727	$656	$622	$8,578
Nine months ended September 30, 2021
North America	$878	$1,218	$949	$144	$263	$3,452
Europe and other	131	—	107	215	93	546
Total revenue	$1,009	$1,218	$1,056	$359	$356	$3,998

As of September 30, 2022 and December 31, 2021, we had $511 million and $700 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2022 and 2021, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of September 30, 2022 and December 31, 2021 were not material.
We have certain customer contracts with performance obligations under which, if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of September 30, 2022, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $1.3 billion. We expect to recognize approximately 10% of these performance obligations as revenue in the remainder of 2022, approximately 63% as revenue during 2023-2025, approximately 11% as revenue during 2026-2028, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if the customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $355 million as of September 30, 2022. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially fulfilled at December 31, 2021 will be satisfied in 2022.

CF INDUSTRIES HOLDINGS, INC.

3.   Net Earnings (Loss) Per Share
Net earnings (loss) per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$438	$(185)	$2,486	$212
Basic earnings (loss) per common share:
Weighted-average common shares outstanding	200.2	214.9	205.6	215.3
Net earnings (loss) attributable to common stockholders	$2.19	$(0.86)	$12.09	$0.99
Diluted earnings (loss) per common share:
Weighted-average common shares outstanding	200.2	214.9	205.6	215.3
Dilutive common shares—stock-based awards	0.7	—	0.9	1.1
Diluted weighted-average common shares outstanding	200.9	214.9	206.5	216.4
Net earnings (loss) attributable to common stockholders	$2.18	$(0.86)	$12.04	$0.98
Diluted earnings (loss) per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings (loss) per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings (loss) per common share were zero in both the three and nine months ended September 30, 2022, and 3.5 million and 1.2 million in the three and nine months ended September 30, 2021, respectively.

4.   Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Finished goods	$464	$358
Raw materials, spare parts and supplies	36	50
Total inventories	$500	$408

5.   United Kingdom Operations Restructuring and Impairment Charges
Starting in the third quarter of 2021 the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas. The following summarizes the impairment and restructuring charges that have been recognized as a result of the U.K. energy crisis.
2021 Impairment
The U.K. energy crisis necessitated evaluations in the third and fourth quarters of 2021 of the long-lived assets, including definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. These evaluations in 2021 resulted in total goodwill impairment charges of $285 million, of which $259 million was recorded in the third quarter of 2021, and total long-lived and intangible asset impairment charges of $236 million, which were recorded in the third quarter of 2021. As of December 31, 2021, after the recognition of the goodwill impairment charges, no goodwill related to our U.K. reporting units remained.

CF INDUSTRIES HOLDINGS, INC.

2022 Impairment and Restructuring
First quarter 2022 — During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including further increases and volatility in natural gas prices due in part to geopolitical events as a result of Russia’s invasion of Ukraine in February 2022, triggered an additional long-lived asset impairment test. The results of this test indicated that no additional long-lived asset impairment existed as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups. The U.K. asset groups consist of U.K. Ammonia, U.K. AN and U.K. Other.
Second quarter 2022 — In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of the Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. The Ince facility had been idled since September 15, 2021. As a result, in the second quarter of 2022, we recorded total charges of $162 million as follows:
•asset impairment charges totaling $152 million, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations, consisting of the following:
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
and
•a charge for post-employment benefits totaling $10 million, which is included in the U.K. operations restructuring line item in our consolidated statements of operations, related to contractual and statutory obligations due to employees whose employment would be terminated in the proposed plan.

As a result of the proposed restructuring of our U.K. operations, we concluded that an additional impairment test was triggered in the second quarter of 2022 for the asset groups that comprise the continuing U.K. operations, consisting of U.K. Ammonia, U.K. AN and U.K. Other. The results of this long-lived asset impairment test indicated that no additional asset impairment existed as the undiscounted estimated future cash flows for the continuing U.K. operations were in excess of the carrying values for each of the U.K. asset groups.
Third quarter 2022 — In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas pipeline flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations. The results of our impairment test indicated that the carrying values for our U.K. Ammonia and U.K. AN asset groups exceeded the undiscounted estimated future cash flows. As a result, we recognized asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations. The expected cash flows used in the long-lived asset impairment analysis reflected assumptions about product selling prices and natural gas costs, as well as estimates of future production and sales volumes, operating rates, operating expenses, inflation, tax rates and capital spending. The fair value of our property, plant and equipment utilized in the long-lived asset impairment analysis was estimated using the indirect method of the cost approach by determining the reproduction cost new of the assets and applying appropriate adjustments for depreciation including an inutility adjustment based on the cash flows expected to be generated by those asset groups.
In August 2022, the final restructuring plan for our U.K. operations was approved, and decommissioning activities were initiated. As a result, in the third quarter of 2022, we incurred additional charges related to our U.K. restructuring of $8 million, primarily related to one-time termination benefits, which is included in the U.K. operations restructuring line item in our consolidated statement of operations.
We are working with customers, vendors, regulators and others to finalize closure plans of our Ince facility, and we expect substantially all of these restructuring activities will be completed within the next twelve months.

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Land	$112	$68
Machinery and equipment(1)	12,523	12,757
Buildings and improvements(1)	910	915
Construction in progress(1)	166	148
Property, plant and equipment(2)	13,711	13,888
Less: Accumulated depreciation and amortization	7,211	6,807
Property, plant and equipment—net	$6,500	$7,081
_______________________________________________________________________________
(1)As of September 30, 2022, machinery and equipment, buildings and improvements, and construction in progress include cumulative impairment charges of $354 million, $7 million and $25 million, respectively, which include impairment charges related to our U.K. operations of $135 million and $69 million recorded in the second quarter and third quarter of 2022, respectively, and $182 million recorded in 2021. As of December 31, 2021, machinery and equipment, buildings and improvements, and construction in progress include cumulative impairment charges related to our U.K. operations of $169 million, $5 million and $8 million, respectively, which were recorded in the third quarter of 2021.
(2)As of September 30, 2022 and December 31, 2021, we had property, plant and equipment that was accrued but unpaid of approximately $60 million and $35 million, respectively. As of September 30, 2021 and December 31, 2020, we had property, plant and equipment that was accrued but unpaid of approximately $78 million and $43 million, respectively.
Depreciation and amortization related to property, plant and equipment was $219 million and $643 million for the three and nine months ended September 30, 2022, respectively, and $198 million and $637 million for the three and nine months ended September 30, 2021, respectively.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. As a result, in the second quarter of 2022, we recorded an asset impairment charge of $135 million to write down the property, plant and equipment at the Ince facility to its estimated salvage value. The asset impairment consisted of $128 million related to machinery and equipment, $2 million relating to buildings and improvements, and $5 million related to construction in progress.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Given the increase in the price of natural gas in the United Kingdom and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations. The results of our impairment test indicated that the carrying values for our U.K. Ammonia and U.K. AN asset groups exceeded the undiscounted estimated future cash flows. As a result, we recognized asset impairment charges of $87 million, of which $69 million related to property, plant and equipment, consisting of $57 million related to machinery and equipment and $12 million related to construction in progress. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2022	2021
	(in millions)
Net capitalized turnaround costs:
Balance as of January 1	$355	$226
Additions	84	215
Depreciation	(101)	(84)
Impairment	(21)	—
Effect of exchange rate changes	(7)	—
Balance as of September 30	$310	$357

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2022 and December 31, 2021:

	Ammonia(1)	Granular Urea	UAN	AN(1)	Other(1)	Total
	(in millions)
Balance as of December 31, 2021	$579	$828	$576	$69	$39	$2,091
Effect of exchange rate changes	(3)	—	—	—	—	(3)
Balance as of September 30, 2022	$576	$828	$576	$69	$39	$2,088
_______________________________________________________________________________
(1)At both September 30, 2022 and December 31, 2021, the carrying amount of goodwill includes accumulated impairment losses in our Ammonia, AN and Other segments of $9 million, $241 million and $35 million, respectively, which consist of impairment charges related to our U.K. operations.
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships(1)	$50	$(35)	$15	$84	$(60)	$24
Trade names(2)	—	—	—	31	(10)	21
Total intangible assets	$50	$(35)	$15	$115	$(70)	$45
_______________________________________________________________________________
(1)As of September 30, 2022, the gross carrying amount for customer relationships includes cumulative impairment charges related to our U.K. operations of $55 million, of which $6 million was recorded in the third quarter of 2022 and $49 million was recorded in 2021. As of December 31, 2021, the gross carrying amount for customer relationships includes cumulative impairment charges of $49 million, which were recorded in 2021.
(2)As of September 30, 2022, trade names, which are related to our U.K. operations, had been written down to zero as a result of cumulative impairment charges of $18 million, including $9 million recorded in the third quarter of 2022, $8 million recorded in the second quarter of 2022, and $1 million recorded in 2021. At December 31, 2021, the gross carrying amount for trade names includes cumulative impairment charges of $1 million, which were recorded in 2021.
Our customer relationships are being amortized over a weighted-average life of approximately 18 years. Amortization expense of our identifiable intangible assets was $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2021, respectively. Total estimated amortization expense for the remainder of 2022 is less than $1 million and for each of the fiscal years 2023-2027 is approximately $3 million.

CF INDUSTRIES HOLDINGS, INC.

In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. As a result, in the second quarter of 2022, we recorded an intangible asset impairment charge of $8 million related to trade names.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Given the increase in the price of natural gas in the United Kingdom and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations, which resulted in asset impairment charges of $87 million in our U.K. Ammonia and U.K. AN asset groups, of which $15 million related to intangible assets, consisting of $6 million related to customer relationships and $9 million related to trade names. After the impairment charge, intangible assets related to our U.K. operations were fully written off. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.

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
As of September 30, 2022, the total carrying value of our equity method investment in PLNL was $86 million, $36 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 11 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $61 million and $212 million for the three and nine months ended September 30, 2022, respectively, and $30 million and $93 million for the three and nine months ended September 30, 2021, respectively.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$157	$—	$—	$157
Cash equivalents:
U.S. and Canadian government obligations	1,813	—	—	1,813
Other debt securities	222	—	—	222
Total cash and cash equivalents	$2,192	$—	$—	$2,192
Nonqualified employee benefit trusts	16	—	—	16

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$121	$—	$—	$121
Cash equivalents:
U.S. and Canadian government obligations	1,452	—	—	1,452
Other debt securities	55	—	—	55
Total cash and cash equivalents	$1,628	$—	$—	$1,628
Nonqualified employee benefit trusts	17	3	—	20

CF INDUSTRIES HOLDINGS, INC.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2022 and December 31, 2021 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,035	$2,035	$—	$—
Nonqualified employee benefit trusts	16	16	—	—
Derivative assets	26	—	26	—
Derivative liabilities	(20)	—	(20)	—
Embedded derivative liability	(15)	—	(15)	—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,507	$1,507	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	16	—	16	—
Derivative liabilities	(47)	—	(47)	—
Embedded derivative liability	(15)	—	(15)	—
Cash Equivalents
As of September 30, 2022 and December 31, 2021, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.

curves supplied by an industry-recognized independent third party. See Note 14—Derivative Financial Instruments for additional information.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS until the earlier of the date that our credit rating is upgraded to or above such levels by two of the three specified credit rating agencies or February 1, 2026. Beginning in 2016, our credit ratings were below such levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year from 2016 through 2021. This obligation has been recognized on our consolidated balance sheets as an embedded derivative and has been included within other current liabilities and other liabilities. As of both September 30, 2022 and December 31, 2021, the embedded derivative liability was $15 million.
The inputs into the fair value measurement with respect to the embedded derivative liability include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2.
Our credit rating was upgraded above certain levels in July 2022 by one of the specified credit rating agencies and subsequent to the end of the third quarter, in October 2022, by a second specified rating agency. As a result of these upgrades, we are not required to make a $5 million annual payment to CHS in the fourth quarter of 2022.
See Note 15—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,965	$2,643	$3,465	$4,113
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. In the case of property, plant and equipment held for abandonment, as described in Note 5—United Kingdom Operations Restructuring and Impairment Charges, fair value was measured as the estimated salvage value of such assets, which was immaterial. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.

CF INDUSTRIES HOLDINGS, INC.

10.   Income Taxes
For the three months ended September 30, 2022, we recorded an income tax provision of $155 million on pre-tax income of $693 million, or an effective tax rate of 22.3%, compared to an income tax benefit of $46 million on pre-tax loss of $137 million, or an effective tax rate of 34.3%, for the three months ended September 30, 2021.
For the three months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom due to the uncertainty surrounding the realization of the deferred tax assets as a result of the impairment described in Note 5—United Kingdom Operations Restructuring and Impairment Charges.
For the nine months ended September 30, 2022, we recorded an income tax provision of $913 million on pre-tax income of $3.84 billion, or an effective tax rate of 23.8%, compared to an income tax provision of $57 million on pre-tax income of $458 million, or an effective tax rate of 12.3%, for the nine months ended September 30, 2021.
For the nine months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom, $22 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, as discussed below.
For the nine months ended September 30, 2021, we did not record an income tax benefit related to the goodwill impairment described in Note 5—United Kingdom Operations Restructuring and Impairment Charges, above, as the impairment is non-deductible for income tax purposes. For the nine months ended September 30, 2021, our income tax provision includes a $36 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits, including the reversal of an accrual for unrecognized tax benefits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2022 of 22.3%, which is based on pre-tax income of $693 million, including $100 million of earnings attributable to the noncontrolling interest, would be 3.7 percentage points higher if based on pre-tax income exclusive of the $100 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2021 of 34.3%, which is based on pre-tax loss of $137 million, including $94 million of earnings attributable to the noncontrolling interest, would be 14.0 percentage points lower if based on pre-tax loss exclusive of the $94 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the nine months ended September 30, 2022 of 23.8%, which is based on pre-tax income of $3.84 billion, including $442 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher if based on pre-tax income exclusive of the $442 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2021 of 12.3%, which is based on pre-tax income of $458 million, including $189 million of earnings attributable to the noncontrolling interest, would be 8.7 percentage points higher if based on pre-tax income exclusive of the $189 million of earnings attributable to the noncontrolling interest.
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
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 is subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $129 million, based on current estimates. In the third quarter of 2022, $81 million of this tax liability and $66 million of related interest was assessed and paid. As a result, the letters of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment were cancelled. We expect the remaining tax liability and related interest will be assessed and paid in the fourth quarter of 2022. Due primarily

CF INDUSTRIES HOLDINGS, INC.

to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will then file amended tax returns in the United States to request a refund of tax overpaid.
In the nine months ended September 30, 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $78 million, reflecting the net impact of $129 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $103 million, primarily reflecting the impact of estimated interest payable to Canada. Of the $78 million of income tax provision and $103 million of net interest expense recognized in the nine months ended September 30, 2022, a reduction of $1 million of net interest expense was recognized in the three months ended September 30, 2022.
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, we recorded the following in the nine months ended September 30, 2022:
•liabilities for unrecognized tax benefits of approximately $314 million with a corresponding income tax provision, and accrued interest of approximately $123 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of approximately $359 million with a corresponding income tax benefit, and accrued interest income of approximately $33 million related to the noncurrent income tax receivables.
In the nine months ended September 30, 2022, the impact of these evaluations of transfer pricing positions on our consolidated statement of operations, including $29 million of net deferred income tax provision for other transfer pricing tax effects, was $16 million of income tax benefit and $90 million of net interest expense before tax ($98 million after tax).
Of the $16 million of income tax benefit and $90 million of net interest expense recognized in the nine months ended September 30, 2022, $3 million of income tax provision and $4 million of net interest expense ($5 million after tax) was recognized in the three months ended September 30, 2022.
Unrecognized tax benefits
As of September 30, 2022, the total amount of our unrecognized tax benefits was $329 million, and the total amounts accrued for interest and penalties related to income taxes included in other liabilities was $123 million, which primarily reflects the impacts of the evaluation of our transfer pricing positions. As of December 31, 2021, the total amount of our unrecognized tax benefits was $27 million and the total amounts accrued for interest and penalties related to income taxes was $4 million. We expect that the ultimate outcome of these unrecognized tax benefits related to transfer pricing will not have a material net impact on our results of operations, financial condition or cash flows. However, we can provide no assurance as to the ultimate outcome. Based on the information currently available, we believe we have adequately reserved for the open tax years.

11.   Pension Retiree Annuity Purchase
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation, subject to customary closing conditions. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan's projected benefit obligation and plan assets, and we recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.

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
As of September 30, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2022 or December 31, 2021, or during the nine months ended September 30, 2022.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $350 million of letters of credit, reflecting an increase of $100 million in May 2022. As of September 30, 2022, approximately $197 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2022 and December 31, 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.665%	$—	$—	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	742	750	742
Total long-term debt		$3,000	$2,965	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million and $8 million as of September 30, 2022 and December 31, 2021, respectively, and total deferred debt issuance costs were $28 million and $27 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
As of September 30, 2022, under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes was guaranteed by CF Holdings.

CF INDUSTRIES HOLDINGS, INC.

As of September 30, 2022, under the terms of the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes were guaranteed by CF Holdings. Until August 23, 2021, the 2026 Notes were guaranteed by certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes on August 23, 2021.
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes, which was funded with cash on hand, was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes, which was funded with cash on hand, was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million in the third quarter of 2021, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid in connection with the redemption of the 2021 Notes, which was funded with cash on hand, was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the $250 million principal amount of the 2021 Notes prior to their scheduled maturity.
Interest on the Public Senior Notes and the 2026 Notes is payable semiannually, and the Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

13.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Interest on borrowings(1)	$38	$43	$118	$133
Fees on financing agreements(1)	2	3	6	7
Interest on tax liabilities(2)	6	—	246	—
Interest capitalized	—	—	(1)	—
Total interest expense	$46	$46	$369	$140
_______________________________________________________________________________
(1)See Note 12—Financing Agreements for additional information.
(2)See Note 10—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.

14.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of September 30, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 48.2 million MMBtus of natural gas. As of December 31, 2021, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus of natural gas. For the nine months ended September 30, 2022, we used derivatives to cover approximately 16% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location	2022	2021	2022	2021
		(in millions)
Unrealized net (losses) gains on natural gas derivatives	Cost of sales	$(11)	$12	$39	$18
Realized net gains (losses) on natural gas derivatives	Cost of sales	12	—	20	(3)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	—	—	—	112
Net derivative gains		$1	$12	$59	$127

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

CF INDUSTRIES HOLDINGS, INC.

The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2022 and December 31, 2021, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$26	$16	Other current liabilities	$(20)	$(47)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades, or under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of September 30, 2022 and December 31, 2021, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $31 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of September 30, 2022 and December 31, 2021, we had no cash collateral on deposit with counterparties for derivative contracts.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2022 and December 31, 2021:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2022
Total derivative assets	$26	$—	$—	$26
Total derivative liabilities	(20)	—	—	(20)
Net derivative assets	$6	$—	$—	$6
December 31, 2021
Total derivative assets	$16	$—	$—	$16
Total derivative liabilities	(47)	—	—	(47)
Net derivative liabilities	$(31)	$—	$—	$(31)
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

15.   Noncontrolling Interest
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

	2022	2021
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,830	$2,681
Earnings attributable to noncontrolling interest	442	189
Declaration of distributions payable	(619)	(194)
Balance as of September 30	$2,653	$2,676
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	619	194
Distributions to noncontrolling interest	(619)	(194)
Balance as of September 30	$—	$—
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

16.   Stockholders’ Equity
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
Treasury Stock
On November 3, 2021, our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. See Note 19—Subsequent Event for additional information.

CF INDUSTRIES HOLDINGS, INC.

In the nine months ended September 30, 2022, we repurchased approximately 12.7 million shares under the 2021 Share Repurchase Program for $1.12 billion, of which $27 million was accrued and unpaid as of September 30, 2022. In the nine months ended September 30, 2022, we retired approximately 3.2 million shares of repurchased stock, and we held approximately 9.9 million shares of treasury stock as of September 30, 2022.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Loss arising during the period	—	—	(4)	(4)
Reclassification to earnings(1)	—	—	9	9
Effect of exchange rate changes and deferred taxes	(2)	—	1	(1)
Balance as of September 30, 2021	$(146)	$4	$(174)	$(316)

Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Gain arising during the period	—	—	3	3
Reclassification to earnings(2)	—	—	26	26
Effect of exchange rate changes and deferred taxes	(49)	—	7	(42)
Balance as of September 30, 2022	$(190)	$4	$(84)	$(270)
____________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2021 were not material.
(2)Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2022 include a non-cash pre-tax pension settlement loss of $24 million. See Note 11—Pension Retiree Annuity Purchase for additional information.

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
Environmental
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. The remedial investigation was submitted to the agencies in 2021. The next step will be a risk assessment, followed by a feasibility study. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intended to undertake a natural resource damage assessment for 18 former phosphate mines and three former processing facilities in southeast Idaho. The Georgetown Canyon former mine and processing facility was included in the group of former mines and processing facilities identified by the trustees. In June 2021, we received another notice from the U.S. Department of the Interior that the natural resource damage trustees were commencing a ‘subsequent’ phase of the natural resource damage assessment, but no further details were provided with respect to said assessment. Because the former Georgetown Canyon mine site is still in the risk assessment and feasibility study stage, we are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on the results of the site investigation conducted to date, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

18.   Segment Disclosures
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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets. Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2022 and 2021 are presented in the table below.

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended September 30, 2022
Net sales	$531	$689	$736	$180	$185	$2,321
Cost of sales	353	394	414	136	108	1,405
Gross margin	$178	$295	$322	$44	$77	916
Total other operating costs and expenses(3)						186
Equity in earnings of operating affiliate						20
Operating earnings						$750
Three months ended September 30, 2021
Net sales	$344	$386	$390	$118	$124	$1,362
Cost of sales	262	200	233	122	105	922
Gross margin	$82	$186	$157	$(4)	$19	440
Total other operating costs and expenses(3)						552
Equity in earnings of operating affiliate						15
Operating loss						$(97)
Nine months ended September 30, 2022
Net sales	$2,286	$2,287	$2,727	$656	$622	$8,578
Cost of sales	1,075	1,024	1,102	458	314	3,973
Gross margin	$1,211	$1,263	$1,625	$198	$308	4,605
Total other operating costs and expenses(3)						493
Equity in earnings of operating affiliate						74
Operating earnings						$4,186
Nine months ended September 30, 2021
Net sales	$1,009	$1,218	$1,056	$359	$356	$3,998
Cost of sales	675	705	759	337	290	2,766
Gross margin	$334	$513	$297	$22	$66	1,232
Total other operating costs and expense(3)						669
Equity in earnings of operating affiliate						37
Operating earnings						$600
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment for the nine months ended September 30, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 14—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(3)Total other operating costs and expenses for the three and nine months ended September 30, 2022 include $95 million and $257 million, respectively, of asset impairment and restructuring charges related to our U.K. operations. Total other operating costs and expenses for the three and nine months ended September 30, 2021 include $495 million of asset impairment charges related to our U.K. operations. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.

CF INDUSTRIES HOLDINGS, INC.

19.   Subsequent Event
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock commencing upon completion of the 2021 Share Repurchase Program and effective through December 31, 2025 (the 2022 Share Repurchase Program). Repurchases under the 2022 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. See Note 16—Stockholders’ Equity for information related to the 2021 Share Repurchase Program, which expires on December 31, 2024.

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
◦Our Commitment to a Clean Energy Economy
•Market Conditions and Current Developments
•Financial Executive Summary
•Items Affecting Comparability of Results
•Consolidated Results of Operations
◦Third Quarter of 2022 Compared to Third Quarter of 2021
◦Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Forward-Looking Statements

Overview of CF Holdings
Our Company
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable green and blue hydrogen and nitrogen products for energy, fertilizer, emissions abatement and other industrial activities. Our nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Our nitrogen products that are upgraded from ammonia are granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers.
Our principal assets as of September 30, 2022 include:
•five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; Verdigris, Oklahoma; and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 15—Noncontrolling Interest for additional information on our strategic venture with CHS);
•two Canadian nitrogen manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen complex in Canada) and Courtright, Ontario;
•a United Kingdom nitrogen manufacturing facility located in Billingham;

CF INDUSTRIES HOLDINGS, INC.

•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago (Trinidad) that we account for under the equity method.
We previously operated a United Kingdom nitrogen manufacturing facility located in Ince. In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. See “Market Conditions and Current Developments—United Kingdom Operations,” below for more information.
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
In July 2022, we and Mitsui & Co., Ltd. signed a joint development agreement for the companies’ proposed plans for an export-oriented greenfield ammonia production facility in the southeastern United States to produce blue ammonia. In September 2022, we acquired the land for the project. We expect to commence during the fourth quarter of 2022 a front-end engineering design (FEED) study, which typically takes nine to twelve months to complete. A final investment decision as to whether to move forward with construction of the facility is expected to occur in the second half of 2023. Construction and commissioning of a new world-scale capacity ammonia plant typically takes approximately four years from the time construction begins.
We have also announced steps to produce blue ammonia from our existing ammonia production network, including a project to construct a CO2 dehydration and compression facility at our Donaldsonville complex to enable the transport and sequestration of the ammonia process byproduct. Engineering activities and procurement of major equipment for the facility are in progress, and modification of the site’s existing equipment to allow integration with existing operations has begun. Construction of the dehydration and compression units at the Donaldsonville complex is expected to begin in 2023, with an estimated total cost of $200 million. Once the units are in service and sequestration is initiated, we expect that the Donaldsonville complex will have the capacity to dehydrate and compress up to 2 million tons per year of CO2 enabling the production of blue ammonia. In October 2022, we announced that we had entered into a definitive CO2 offtake agreement with ExxonMobil to transport and permanently sequester CO2 from Donaldsonville. Start-up for the project is scheduled for early 2025. Under current regulations, the project would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
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

CF INDUSTRIES HOLDINGS, INC.

As further described below, natural gas is the principal raw material used to produce our nitrogen products. Natural gas is also a globally traded commodity that experiences price fluctuations based on supply demand balances and has been impacted by the recent geopolitical events. European energy markets, which have historically sourced a substantial portion of their natural gas supply from Russia, have been disrupted by Russia’s invasion of Ukraine and the subsequent reduction of Russian natural gas supply to Europe. This has led to further increases in natural gas prices and natural gas price volatility, which in turn have led to disruptions in manufacturing and distribution activities at other nitrogen manufacturers and suppliers in our industry, resulting in changes in nitrogen product trade flows and reductions in global fertilizer supply. In addition, as discussed under “Market Conditions and Current Developments—United Kingdom Operations,” below, in September 2022, we temporarily idled ammonia production at our Billingham complex due to the high price of natural gas. Several European governments, including the United Kingdom, and the European Union (EU) are seeking to address energy market supply and volatility with certain proposed government programs and policy changes. The scope of these proposed programs and policy changes, and their impact on us, are unknown at the present time.
The geopolitical developments relating to the war in Ukraine have also led to some supply chain disruptions for Russian producers of fertilizer, contributing to reduced global nitrogen fertilizer supply. Prior to the invasion, Russia in recent years had been a significant supplier of nitrogen fertilizer products to North America and Europe and a leading exporter of nitrogen fertilizer products globally. In addition, Russia and Ukraine have been large exporters of commodity grains such as wheat, corn and soybeans. The direct and indirect impacts of the war in Ukraine, and the related uncertainty, have resulted in reduced commodity grain supply from Russia and Ukraine, causing increased prices for grains globally. The increase in commodity grain prices in turn has supported strong demand for nitrogen fertilizer in the first nine months of 2022.
These events have further contributed to an already tight global supply demand balance for nitrogen fertilizers. These factors are causing changes in global trade flows as both manufacturers and customers react to the changing market dynamics. As a result, global nitrogen fertilizer prices have remained high and have also experienced significant volatility in 2022.
We expect that the recent geopolitical events, and any further government-imposed sanctions or other government actions affecting food or energy security, will continue to have an impact on the supply demand balance of nitrogen fertilizer products globally and selling prices for our nitrogen fertilizer products, but the scope and duration of these impacts are unknown at the present time.
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
In the third quarter of 2022, the average selling price for our products was $527 per ton, an increase of 46%, compared to $360 per ton in the third quarter of 2021, reflecting higher average selling prices across all our segments, which drove an increase in net sales of approximately $717 million for the third quarter of 2022 compared to the third quarter of 2021. The increase in our average selling price was caused by a tighter global nitrogen supply and demand balance resulting from strong global demand as well as a decrease in global supply availability as higher global energy costs continued to drive lower global operating rates, and exacerbated by the geopolitical environment described above. In the nine months ended September 30, 2022, the average selling price for our products was $619 per ton, or 109% higher compared to $296 per ton in the nine months ended September 30, 2021. This resulted in an increase in net sales of approximately $4.43 billion for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 50% of our production costs in the first nine months of 2022 and 40% of our production costs in 2021.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and the National Balancing Point (NBP), the major trading point for natural gas in the United Kingdom:

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Natural gas supplemental data (per MMBtu)
Average daily market price of natural gas Henry Hub (Louisiana)	$7.96	$4.27	$3.69	86%	$6.66	$3.52	$3.14	89%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$32.54	$15.98	$16.56	104%	$26.26	$10.63	$15.63	147%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. North American natural gas prices during the first nine months of 2022 were higher on average than the first nine months of 2021 due to tighter supply and demand conditions within the market. Natural gas prices increased steadily through the first half of 2022 as demand growth from both power generation and liquefied natural gas (LNG) exports exceeded production increases. Late in the second quarter of 2022, prices declined as the Freeport LNG facility outage reduced natural gas demand and allowed natural gas injections to refill storage at an accelerated pace. Record high temperatures in the United States in the third quarter of 2022 and the limited substitution to coal generation due to high coal prices and available coal supply increased demand for natural gas in the electricity sector, raising natural gas prices to over $9.00 per MMBtu. Natural gas prices decreased late in the third quarter of 2022 due to increasing production, cooler temperatures and above average storage injections. For October 2022, the average daily market price of natural gas at the Henry Hub was $5.69 per MMBtu.
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
Our Billingham U.K. nitrogen manufacturing facility is subject to fluctuations associated with the price of natural gas in Europe. Russia’s invasion of Ukraine on February 24, 2022 disrupted European energy markets and threatened security of supply, driving natural gas prices in Europe upward to unprecedented levels. During the second quarter of 2022, the price of natural gas in the United Kingdom declined as Russian natural gas flows via pipeline to Europe generally remained steady despite the ongoing war in Ukraine. European natural gas prices began to increase late in the second quarter of 2022 after the unplanned outage of the Freeport LNG liquefaction terminal impacted global LNG supply. In the third quarter of 2022, prices continued to increase when Russian natural gas pipeline flows to Europe via the Nord Stream 1 pipeline ceased. Natural gas prices began to decrease late in the third quarter of 2022 as natural gas storage levels in continental Europe built to robust levels, although prices remained elevated compared to historical price levels. For the nine months ended September 30, 2022, the daily closing price at the NBP reached a low of $1.23 per MMBtu on June 10, 2022 and a high of $67.08 per MMBtu on March 8, 2022. For October 2022, the average daily market price of natural gas at the NBP was $11.68 per MMBtu.
In the third quarter of 2022, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 98% to $8.35 per MMBtu from $4.21 per MMBtu in the third quarter of 2021. This increase in natural gas costs resulted in a decrease in gross margin of approximately $358 million. In the first nine months of 2022, the cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 107% to $7.28 per MMBtu from $3.51 per MMBtu in the first nine months of 2021. The cost of natural gas used for production of $3.51 per MMBtu in the first nine months of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021. This increase in natural gas costs for the first nine months of 2022 compared to the first nine months of 2021 resulted in a decrease in gross margin of approximately $981 million.

CF INDUSTRIES HOLDINGS, INC.

United Kingdom Operations
Starting in the third quarter of 2021 the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. The energy crisis and the geopolitical environment, as discussed above, have continued to evolve since the third quarter of 2021. As a result of these factors, management has taken certain actions relating to our U.K. operations. The table below summarizes the charges that have been recognized pertaining to our U.K. operations since the third quarter of 2021, which are further described following the table.

	Three Months Ended
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	Total
	(in millions)
U.K. goodwill impairment	$259	$26	$—	$—	$—	$285
U.K. long-lived and intangible asset impairment	236	—	—	152	87	$475
U.K. operations restructuring	—	—	—	10	8	$18
Total	$495	$26	$—	$162	$95	$778
2021 Impairment
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
The U.K. energy crisis necessitated evaluations in the third and fourth quarters of 2021 of the long-lived assets, including definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. These evaluations in 2021 resulted in total goodwill impairment charges of $285 million, of which $259 million was recorded in the third quarter of 2021, and total long-lived and intangible asset impairment charges of $236 million, which were recorded in the third quarter of 2021. As of December 31, 2021, after the recognition of the goodwill impairment charges, no goodwill related to our U.K. operations remained.
2022 Impairment and Restructuring
First quarter 2022 — During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including higher natural gas prices due in part to the geopolitical environment described above, triggered an additional long-lived asset impairment test. The results of this test indicated that no additional long-lived asset impairment existed as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups.
Second quarter 2022 — In the second quarter of 2022, the long-term outlook deteriorated for nitrogen producers in regions that rely on LNG imports to satisfy natural gas demand. As further described above, natural gas represents a substantial portion of the cost to produce nitrogen products. Natural gas forward prices suggested that nitrogen facilities in the United Kingdom and mainland Europe would be the world’s high-cost marginal producers for the foreseeable future, presenting a constant challenge to the sustainability of our U.K. operations. In June 2022, due in large part to the nitrogen industry conditions described above, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. As a result, in the second quarter of 2022, we recorded total charges of $162 million as follows:
•asset impairment charges of $152 million, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations, consisting of the following:
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
and

CF INDUSTRIES HOLDINGS, INC.

•a charge for post-employment benefits of $10 million, which is included in the U.K. operations restructuring line item in our consolidated statements of operations, related to contractual and statutory obligations due to employees whose employment would be terminated in the proposed plan.
As a result of the proposed restructuring of our U.K. operations, we concluded that an additional impairment test was triggered in the second quarter of 2022 for the asset groups that comprise the continuing U.K. operations, consisting of U.K. Ammonia, U.K. AN and U.K. Other. The results of this long-lived asset impairment test indicated that no additional asset impairment should be recorded as the undiscounted estimated future cash flows for the continuing U.K. operations were in excess of the carrying values for each of the U.K. asset groups.
Third quarter 2022 — In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas pipeline flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations, which resulted in asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations.
In August 2022, the final restructuring plan for our U.K. operations was approved, and decommissioning activities were initiated. As a result, in the third quarter of 2022, we incurred additional charges related to our U.K. restructuring of $8 million, primarily related to one-time termination benefits, which are included in the U.K. operations restructuring line item in our consolidated statement of operations.
The following table summarizes the total impact of these factors for the three and nine months ending September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(in millions)
U.K. goodwill impairment	$—	$259	$(259)	(100)%	$—	$259	$(259)	(100)%
U.K. long-lived and intangible asset impairment	87	236	(149)	(63)%	239	236	3	1%
U.K. operations restructuring	8	—	8	N/M	18	—	18	N/M
Total	$95	$495	$(400)	(81)%	$257	$495	$(238)	(48)%
___________________________________________________________________________
N/M—Not Meaningful
We are working with customers, vendors, regulators and others to finalize closure plans of our Ince complex, and we expect substantially all of these restructuring activities will be completed within the next twelve months.
The results of our U.K. operations are included in our Ammonia, AN and Other segments, and account for a small portion of our consolidated gross margin. For the nine months ended September 30, 2022, gross margin generated by our U.K. operations represented approximately 3% of our consolidated gross margin. For the year ended December 31, 2021, our U.K. operations generated negative gross margin representing approximately 1% of our consolidated gross margin.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $438 million for the three months ended September 30, 2022 compared to a net loss attributable to common stockholders of $185 million for the three months ended September 30, 2021, an increase in net earnings of $623 million. The loss of $185 million in the three months ended September 30, 2021, was due primarily to impairment charges related to our U.K. operations of $495 million that are more fully described above under “Market Conditions and Current Developments—United Kingdom Operations.” The three months ended September 30, 2022 also includes impairment and restructuring charges of $95 million pertaining to our U.K. operations. The increase in net earnings for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects an increase of $476 million in gross margin to $916 million for the three months ended September 30, 2022. The increase in gross margin was due primarily to higher average selling prices and higher sales volumes, partially offset by higher natural gas prices. Diluted net earnings per share attributable to common stockholders increased $3.04 per share, to $2.18 per share, in the third quarter of 2022 compared to a loss of $0.86 per share in the third quarter of 2021.

CF INDUSTRIES HOLDINGS, INC.

Average selling prices increased 46% to $527 per ton in the third quarter of 2022 from $360 per ton in the third quarter of 2021, which increased gross margin by $717 million. Our total sales volume of 4.4 million product tons in the third quarter of 2022 was 16% higher compared to 3.8 million product tons in the third quarter of 2021, which increased gross margin by $165 million. The impact of higher average selling prices and higher sales volume was partially offset by an increase in natural gas costs. The cost of natural gas used for production increased 98% to $8.35 per MMBtu in the third quarter of 2022 from $4.21 per MMBtu in the third quarter of 2021, which reduced gross margin by $358 million.
Partially offsetting the increase in gross margin was an increase in the income tax provision due primarily to increased profitability.
Items Affecting Comparability of Results
For the three months ended September 30, 2022, we reported net earnings attributable to common stockholders of $438 million compared to a net loss attributable to common stockholders of $185 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, we reported net earnings attributable to common stockholders of $2.49 billion and $212 million, respectively. In addition to the impact of market conditions discussed above, certain items impacted the comparability of our financial results for the three and nine months ended September 30, 2022 and 2021. The following table and related discussion outline these items that impacted the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$11	$7	$(12)	$(9)	$(39)	$(31)	$(18)	$(14)
Loss on foreign currency transactions, including intercompany loans(2)	27	21	2	1	38	29	5	4
U.K. operations:
U.K. goodwill impairment(3)	—	—	259	219	—	—	259	219
U.K. long-lived and intangible asset impairment(3)	87	66	236	184	239	181	236	184
U.K. operations restructuring	8	6	—	—	18	13	—	—
Pension settlement loss(4)	24	18	—	—	24	18	—	—
Canada Revenue Agency Competent Authority Matter and Transfer pricing positions:
Interest expense	6	6	—	—	234	232	—	—
Interest income	(3)	(2)	—	—	(41)	(31)	—	—
Income tax provision(5)	—	2	—	—	—	54	—	—
Loss on debt extinguishment	—	—	13	10	8	6	19	15
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)The after-tax impact of goodwill impairment and long-lived and intangible asset impairment charges reflects the amount of income tax benefit recognized in accordance with guidance on accounting for income taxes in interim reporting periods.
(4)Included in other non-operating—net in our consolidated statements of operations.
(5)For the three months ended September 30, 2022, the after-tax income tax provision amount of $2 million reflects the $3 million of income tax provision referenced below under “Transfer pricing positions,” net of $1 million of income tax provision that is reflected in the after-tax interest income amount shown in this table. For the nine months ended September 30, 2022, the after-tax income tax provision amount of $54 million reflects an income tax provision of $62 million, consisting of the $78 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $16 million of income tax benefit referenced below under “Transfer pricing positions,” net of $8 million of income tax provision that is reflected in the after-tax interest expense and interest income amounts shown in this table.

CF INDUSTRIES HOLDINGS, INC.

Unrealized net mark-to-market (loss) gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2022 and 2021, we recognized an unrealized net mark-to-market loss of $11 million and a gain of $12 million, respectively. In the nine months ended September 30, 2022 and 2021, we recognized unrealized net mark-to-market gains of $39 million and $18 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In the three months ended September 30, 2022 and 2021, we recognized losses on foreign currency transactions of $27 million and $2 million, respectively. In the nine months ended September 30, 2022 and 2021, we recognized losses on foreign currency transactions of $38 million and $5 million, respectively. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
U.K. operations
In the three and nine months ended September 30, 2022, we recognized total charges related to our U.K. operations of $95 million and $257 million, respectively, consisting primarily of asset impairment charges related to property, plant and equipment at our Billingham and Ince facilities and definite-lived intangible assets. See “Market Conditions and Current Developments—United Kingdom Operations,” above, for further discussion.
In the third quarter of 2021, we recognized impairment charges of $495 million, including a goodwill impairment charge of $259 million and long-lived and intangible asset impairment charges of $236 million. See Note 5—United Kingdom Operations Restructuring and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets for further information.
Pension settlement loss
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation, subject to customary closing conditions. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan's projected benefit obligation and plan assets, and we recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.
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
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 is subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $129 million, based on current estimates. In the third quarter of 2022, $81 million of this tax liability and $66 million of related interest was assessed and paid. As a result, the letters

CF INDUSTRIES HOLDINGS, INC.

of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment were cancelled. We expect the remaining tax liability and related interest will be assessed and paid in the fourth quarter of 2022. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will then file amended tax returns in the United States to request a refund of tax overpaid.
In the nine months ended September 30, 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $78 million, reflecting the net impact of $129 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $103 million, primarily reflecting the impact of estimated interest payable to Canada.
Of the $78 million of income tax provision and $103 million of net interest expense recognized in the nine months ended September 30, 2022, a reduction of $1 million of net interest expense was recognized in the three months ended September 30, 2022.
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, we recorded the following in the nine months ended September 30, 2022:
•liabilities for unrecognized tax benefits of $314 million with a corresponding income tax provision, and accrued interest of $123 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of $359 million with a corresponding income tax benefit, and accrued interest income of $33 million related to the noncurrent income tax receivables.
In the nine months ended September 30, 2022, the impact of these evaluations of transfer pricing positions on our consolidated statement of operations, including $29 million of net deferred income tax provision for other transfer pricing tax effects, was $16 million of income tax benefit and $90 million of net interest expense before tax ($98 million after tax).
Of the $16 million of income tax benefit and $90 million of net interest expense recognized in the nine months ended September 30, 2022, $3 million of income tax provision and $4 million of net interest expense ($5 million after tax) was recognized in the three months ended September 30, 2022.
Loss on debt extinguishment
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million in the third quarter of 2021, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid in connection with the redemption of the 2021 Notes was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the $250 million principal amount of the 2021 Notes prior to their scheduled maturity.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(in millions, except per share and per MMBtu)
Net sales	$2,321	$1,362	$959	70%	$8,578	$3,998	$4,580	115%
Cost of sales	1,405	922	483	52%	3,973	2,766	1,207	44%
Gross margin	916	440	476	108%	4,605	1,232	3,373	274%
Gross margin percentage	39.5%	32.3%	7.2%		53.7%	30.8%	22.9%
Selling, general and administrative expenses	66	52	14	27%	203	167	36	22%
U.K. goodwill impairment	—	259	(259)	(100)%	—	259	(259)	(100)%
U.K. long-lived and intangible asset impairment	87	236	(149)	(63)%	239	236	3	1%
U.K. operations restructuring	8	—	8	N/M	18	—	18	N/M
Other operating—net	25	5	20	400%	33	7	26	371%
Total other operating costs and expenses	186	552	(366)	(66)%	493	669	(176)	(26)%
Equity in earnings of operating affiliate	20	15	5	33%	74	37	37	100%
Operating earnings (loss)	750	(97)	847	N/M	4,186	600	3,586	N/M
Interest expense—net	34	46	(12)	(26)%	313	140	173	124%
Loss on debt extinguishment	—	13	(13)	(100)%	8	19	(11)	(58)%
Other non-operating—net	23	(19)	42	N/M	24	(17)	41	N/M
Earnings (loss) before income taxes	693	(137)	830	N/M	3,841	458	3,383	N/M
Income tax provision (benefit)	155	(46)	201	N/M	913	57	856	N/M
Net earnings (loss)	538	(91)	629	N/M	2,928	401	2,527	N/M
Less: Net earnings attributable to noncontrolling interest	100	94	6	6%	442	189	253	134%
Net earnings (loss) attributable to common stockholders	$438	$(185)	$623	N/M	$2,486	$212	$2,274	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$2.18	$(0.86)	$3.04	N/M	$12.04	$0.98	$11.06	N/M
Diluted weighted-average common shares outstanding	200.9	214.9	(14.0)	(7)%	206.5	216.4	(9.9)	(5)%
Dividends declared per common share	$0.40	$0.30	$0.10	33%	$1.10	$0.90	$0.20	22%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in cost of sales(1)	$8.35	$4.21	$4.14	98%	$7.28	$3.51	$3.77	107%
Average daily market price of natural gas Henry Hub (Louisiana)	$7.96	$4.27	$3.69	86%	$6.66	$3.52	$3.14	89%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$32.54	$15.98	$16.56	104%	$26.26	$10.63	$15.63	147%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$11	$(12)	$23	N/M	$(39)	$(18)	$(21)	(117)%
Depreciation and amortization	$221	$203	$18	9%	$652	$650	$2	—%
Capital expenditures	$190	$201	$(11)	(5)%	$319	$382	$(63)	(16)%
Sales volume by product tons (000s)	4,408	3,784	624	16%	13,867	13,522	345	3%
Production volume by product tons (000s):
Ammonia(2)	2,283	2,186	97	4%	7,366	6,897	469	7%
Granular urea	1,187	987	200	20%	3,418	3,139	279	9%
UAN (32%)	1,381	1,311	70	5%	4,879	4,628	251	5%
AN	358	332	26	8%	1,162	1,256	(94)	(7)%
___________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method. Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives. For the nine months ended September 30, 2021, excludes the $112 million gain on net settlement of certain natural gas contracts with our suppliers due to Winter Storm Uri.
(2)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.
Third Quarter of 2022 Compared to Third Quarter of 2021
Net Sales
Our total net sales increased $959 million or 70%, to $2.32 billion in the third quarter of 2022 compared to $1.36 billion in the third quarter of 2021 due to an increase in average selling prices and an increase in sales volume.
Our average selling price was $527 per ton in the third quarter of 2022, or 46% higher, compared to $360 per ton in the third quarter of 2021 due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs and geopolitical events drove lower global operating rates. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further discussion.
Our total sales volume of 4.4 million product tons in the third quarter of 2022 was 16% higher compared to 3.8 million product tons in the third quarter of 2021, as higher sales volume in our Granular Urea and UAN segments was partially offset by lower sales volume in our Other, Ammonia and AN segments.
Cost of Sales
Our total cost of sales increased $483 million, or 52%, to $1.41 billion in the third quarter of 2022 from $922 million in the third quarter of 2021. The increase in our cost of sales was due primarily to higher costs for natural gas, which increased cost of sales by $358 million, and an increase in sales volume of 16% that increased cost of sales by $77 million.
Cost of sales also includes the impact of a $11 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2022 compared to a $12 million gain in the third quarter of 2021.
Cost of sales averaged $319 per ton in the third quarter of 2022, a 31% increase from $244 per ton in the third quarter of 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 98% to $8.35 per MMBtu in the third quarter of 2022 from $4.21 per MMBtu in the third quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14 million to $66 million in the third quarter of 2022 as compared to $52 million in the third quarter of 2021. The increase was due primarily to higher costs associated with corporate initiatives, including costs related to the development of a new enterprise resource planning system (ERP) for our North American operations and higher incentive compensation costs.
U.K. Operations
In the three months ended September 30, 2022, we recognized total charges related to our U.K. operations of $95 million, consisting of $87 million of asset impairment charges primarily related to property, plant and equipment at our Billingham facility and definite-lived intangible assets and $8 million of restructuring charges primarily related to one-time termination benefits. In the three months ended September 30, 2021, we recognized total charges related to our U.K. operations of $495 million, consisting of goodwill impairment of $259 million and long-lived and intangible asset impairment charges of $236 million.
See “Market Conditions and Current Developments—United Kingdom Operations,” above; Note 5—United Kingdom Operations Restructuring and Impairment Charges; Note 6—Property, Plant and Equipment—Net; and Note 7—Goodwill and Other Intangible Assets for further information.
Other Operating—Net
Other operating—net was $25 million of expense in the third quarter of 2022 compared to $5 million of expense in the third quarter of 2021. The $25 million of expense in the third quarter of 2022 includes a loss on foreign currency transactions of $27 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $20 million in the third quarter of 2022 compared to $15 million in the third quarter of 2021. The increase in the third quarter of 2022 was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense was $34 million in the third quarter of 2022 compared to $46 million in the third quarter of 2021. The net decrease of $12 million was due primarily to higher interest income on investments and lower interest expense on borrowings due to the redemption of $500 million principal amount of the 2023 Notes in April 2022 prior to their scheduled maturity.
Loss on Debt Extinguishment
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
Other Non-Operating—Net
Other non-operating—net was $23 million of expense in the third quarter of 2022 compared to $19 million of income in the third quarter of 2021. The $23 million of expense in the third quarter of 2022 was due primarily to a pension settlement loss of $24 million related to the purchase of a non-participating group annuity contract to settle retiree obligations under our primary U.S. defined benefit pension plan, which is more fully described under “Items Affecting Comparability of Results—Pension settlement loss,” above. The $19 million of income in the third quarter of 2021 was due primarily to a gain of $20 million on the sale of EU carbon credits that, due to the exit of the United Kingdom from the EU (Brexit), could no longer be utilized by our U.K. plants for carbon emission obligations in the United Kingdom.
Income Taxes
For the three months ended September 30, 2022, we recorded an income tax provision of $155 million on pre-tax income of $693 million, or an effective tax rate of 22.3%, compared to an income tax benefit of $46 million on a pre-tax loss of $137 million, or an effective tax rate of 34.3%, for the three months ended September 30, 2021.
For the three months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom due to the uncertainty surrounding the realization of the deferred tax assets as a result of the impairment described in Note 5—United Kingdom Operations Restructuring and Impairment Charges.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2022 of 22.3%, which is based on pre-tax income of $693 million, including $100 million of earnings attributable to the noncontrolling interest, would be 3.7 percentage points higher, or 26.0%, if based on pre-tax income exclusive of the $100 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2021 of 34.3%, which is based on a pre-tax loss of $137 million, including $94 million of earnings attributable to the noncontrolling interest, would be 14.0 percentage points lower, or 20.3%, if based on pre-tax income exclusive of the $94 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 15—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $6 million to $100 million in the third quarter of 2022 as compared to $94 million in the third quarter of 2021 due to higher earnings of CFN driven by higher average selling prices as described above under “Net Sales.”
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $3.04 to $2.18 per diluted share in the third quarter of 2022 from a net loss of $0.86 per diluted share in the third quarter of 2021. This increase was due primarily to an increase in

CF INDUSTRIES HOLDINGS, INC.

gross margin, driven by higher average selling prices and higher sales volume, and a decrease in charges related to our U.K. operations. These increases were partially offset by higher natural gas costs and an increase in the income tax provision due primarily to increased profitability. Additionally, net earnings per diluted share increased due to a 7% reduction in the diluted weighted-average common shares outstanding, which declined from 214.9 million shares for the three months ended September 30, 2021 to 200.9 million shares for the three months ended September 30, 2022, due primarily to repurchases of common shares under our share repurchase programs.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Sales
Our total net sales increased $4.58 billion, or 115%, to $8.58 billion in the first nine months of 2022 as compared to $4.00 billion in the first nine months of 2021 due primarily to an increase in average selling prices and an increase in sales volume.
Average selling prices were $619 per ton in the first nine months of 2022, or 109% higher compared to $296 per ton in the first nine months of 2021, due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand as well as decreased global supply availability as higher global energy costs and geopolitical events drove lower global operating rates. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further discussion.
Our total sales volume of 13.9 million product tons in the first nine months of 2022 was 3% higher compared to 13.5 million product tons in the first nine months of 2021 as a result of higher sales volume in our UAN and Granular Urea segments partially offset by lower sales volume in our Other, AN and Ammonia segments.
Cost of Sales
Our total cost of sales increased approximately $1.21 billion, or 44%, to $3.97 billion in the first nine months of 2022 as compared to $2.77 billion in the first nine months of 2021. The increase in our cost of sales was due primarily to higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $981 million, and higher costs for ammonia purchased from PLNL, our joint venture in Trinidad. In addition, in the first nine months of 2021, cost of sales includes a gain of $112 million on the net settlement of certain natural gas contracts with our suppliers as a result of Winter Storm Uri.
Cost of sales also includes the impact of a $39 million unrealized net mark-to-market gain on natural gas derivatives in the first nine months of 2022 compared to a $18 million gain in the first nine months of 2021.
Cost of sales averaged $287 per ton in the first nine months of 2022, a 40% increase from $205 per ton in the first nine months of 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 107% to $7.28 per MMBtu in the first nine months of 2022 from $3.51 per MMBtu in the first nine months of 2021. The cost of natural gas used for production of $3.51 per MMBtu in the first nine months of 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $36 million to $203 million in the first nine months of 2022 as compared to $167 million in the first nine months of 2021. The increase was due primarily to higher costs associated with certain corporate initiatives, including costs related to the development of a new enterprise resource planning system (ERP) for our North American operations and higher incentive compensation costs.
U.K. Operations
In the nine months ended September 30, 2022, we recognized total charges related to our U.K. operations of $257 million, consisting of $239 million of asset impairment charges primarily related to property, plant and equipment at our Billingham and Ince facilities and definite-lived intangible assets and $18 million of restructuring charges primarily related to post-employment benefits related to contractual and statutory obligations and one-time termination benefits. In the nine months ended September 30, 2021, we recognized total charges related to our U.K. operations of $495 million, consisting of goodwill impairment of $259 million and long-lived and intangible asset impairment charges of $236 million.
See “Market Conditions and Current Developments—United Kingdom Operations,” above; Note 5—United Kingdom Operations Restructuring and Impairment Charges; Note 6—Property, Plant and Equipment—Net; and Note 7—Goodwill and Other Intangible Assets for further information.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net
Other operating—net was $33 million of expense in the first nine months of 2022 compared to $7 million of expense in the first nine months of 2021. The $33 million of expense in the first nine months of 2022 includes a loss on foreign currency transactions of $38 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $74 million in the first nine months of 2022 compared to $37 million in the first nine months of 2021. The increase was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Net interest expense increased by $173 million to $313 million in the first nine months of 2022 compared to $140 million in the first nine months of 2021. The increase was due primarily to $193 million of net interest expense recorded in the first nine months of 2022 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above. This increase was partially offset by a $15 million decrease in interest on borrowings due to the redemption of senior notes in April 2022, September 2021 and March 2021.
Loss on Debt Extinguishment
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid on the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the $250 million principal amount of the 2021 Notes prior to their scheduled maturity.
Other Non-Operating—Net
Other non-operating—net was $24 million of expense in the first nine months of 2022 compared to $17 million of income in the first nine months of 2021. The $24 million of expense in the first nine months of 2022 was due primarily to a pension settlement loss of $24 million related to the purchase of a non-participating group annuity contract to settle retiree obligations under our primary U.S. defined benefit pension plan, which is more fully described under “Items Affecting Comparability of Results—Pension settlement loss,” above. The $17 million of income in the first nine months of 2021 was due primarily to a gain of $20 million on the sale of EU carbon credits that, due to Brexit, could no longer be utilized by our U.K. plants for carbon emission obligations in the United Kingdom.
Income Taxes
For the nine months ended September 30, 2022, we recorded an income tax provision of $913 million on pre-tax income of $3.84 billion, or an effective tax rate of 23.8%, compared to an income tax provision of $57 million on pre-tax income of $458 million, or an effective tax rate of 12.3%, for the nine months ended September 30, 2021.
For the nine months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom, $22 million of income tax benefit for the excess tax benefit related to

CF INDUSTRIES HOLDINGS, INC.

certain share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, which is further described above under “Items Affecting Comparability of Results.”
For the nine months ended September 30, 2021, we did not record an income tax benefit related to the goodwill impairment described in Note 5—United Kingdom Operations Restructuring and Impairment Charges, above, as the impairment is non-deductible for income tax purposes. In addition, our income tax provision includes a $36 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits.
Our effective tax rate is also impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2022 of 23.8%, which is based on pre-tax income of $3.84 billion, including $442 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher, or 26.9%, if based on pre-tax income exclusive of the $442 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2021 of 12.3%, which is based on pre-tax income of $458 million, including $189 million of earnings attributable to the noncontrolling interest, would be 8.7 percentage points higher, or 21.0%, if based on pre-tax income exclusive of the $189 million of earnings attributable to the noncontrolling interest. See Note 10—Income Taxes and Note 15—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased 134% to $442 million in the first nine months of 2022 from $189 million in the first nine months of 2021 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance as higher global energy costs drove lower global operating rates.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased $11.06 per diluted share to $12.04 per diluted share in the first nine months of 2022 from $0.98 per diluted share in the first nine months of 2021. This increase is due primarily to an increase in gross margin, driven by higher average selling prices and higher sales volume, and a decrease in charges related to our U.K. operations. These factors that increased net earnings were partially offset by higher natural gas costs, an increase in the income tax provision due primarily to increased profitability, and an increase in net earnings attributable to noncontrolling interest. Additionally, net earnings per diluted share increased due to a 5% reduction in the diluted weighted-average common shares outstanding, which declined from 216.4 million shares for the nine months ended September 30, 2021 to 206.5 million shares for the nine months ended September 30, 2022, due primarily to repurchases of common shares under our share repurchase programs.

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

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Three months ended September 30, 2022
Net sales	$531	$689	$736	$180	$185	$2,321
Cost of sales	353	394	414	136	108	1,405
Gross margin	$178	$295	$322	$44	$77	$916
Gross margin percentage	33.5%	42.8%	43.8%	24.4%	41.6%	39.5%
Three months ended September 30, 2021
Net sales	$344	$386	$390	$118	$124	$1,362
Cost of sales	262	200	233	122	105	922
Gross margin	$82	$186	$157	$(4)	$19	$440
Gross margin percentage	23.8%	48.2%	40.3%	(3.4)%	15.3%	32.3%
Nine months ended September 30, 2022
Net sales	$2,286	$2,287	$2,727	$656	$622	$8,578
Cost of sales	1,075	1,024	1,102	458	314	3,973
Gross margin	$1,211	$1,263	$1,625	$198	$308	$4,605
Gross margin percentage	53.0%	55.2%	59.6%	30.2%	49.5%	53.7%
Nine months ended September 30, 2021
Net sales	$1,009	$1,218	$1,056	$359	$356	$3,998
Cost of sales	675	705	759	337	290	2,766
Gross margin	$334	$513	$297	$22	$66	$1,232
Gross margin percentage	33.1%	42.1%	28.1%	6.1%	18.5%	30.8%
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment in the nine months ended September 30, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 14—Derivative Financial Instruments for additional information.
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$531	$344	$187	54%	$2,286	$1,009	$1,277	127%
Cost of sales	353	262	91	35%	1,075	675	400	59%
Gross margin	$178	$82	$96	117%	$1,211	$334	$877	263%
Gross margin percentage	33.5%	23.8%	9.7%		53.0%	33.1%	19.9%
Sales volume by product tons (000s)	643	690	(47)	(7)%	2,405	2,409	(4)	—%
Sales volume by nutrient tons (000s)(1)	528	566	(38)	(7)%	1,973	1,976	(3)	—%
Average selling price per product ton	$826	$499	$327	66%	$951	$419	$532	127%
Average selling price per nutrient ton(1)	$1,006	$608	$398	65%	$1,159	$511	$648	127%
Gross margin per product ton	$277	$119	$158	133%	$504	$139	$365	263%
Gross margin per nutrient ton(1)	$337	$145	$192	132%	$614	$169	$445	263%
Depreciation and amortization	$35	$41	$(6)	(15)%	$119	$138	$(19)	(14)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$4	$(4)	$8	N/M	$(6)	$(6)	$—	—%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
In September 2022, due to the unprecedented high price of natural gas in the United Kingdom, we temporarily idled ammonia production at our Billingham, U.K. complex. The Billingham complex has continued to produce upgraded products, including AN, by utilizing ammonia on hand and ammonia that has been imported from our Donaldsonville, Louisiana complex.
Third Quarter of 2022 Compared to Third Quarter of 2021
Net Sales.    Net sales in our Ammonia segment increased by $187 million, or 54%, to $531 million in the third quarter of 2022 from $344 million in the third quarter of 2021 due primarily to a 66% increase in average selling prices, partially offset by a 7% decrease in sales volume. Average selling prices increased to $826 per ton in the third quarter of 2022 compared to $499 per ton in the third quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was lower due primarily to lower supply availability from inventory and net production.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $549 per ton in the third quarter of 2022, a 44% increase from $380 per ton in the third quarter of 2021. The increase was due primarily to higher realized natural gas costs and a higher cost per ton for purchased ammonia from PLNL, our joint venture in Trinidad.
Gross Margin.    Gross margin in our Ammonia segment increased by $96 million to $178 million in the third quarter of 2022 from $82 million in the third quarter of 2021, and our gross margin percentage was 33.5% in the third quarter of 2022 compared to 23.8% in the third quarter of 2021. The increase in gross margin was due primarily to a 66% increase in average selling prices, which increased gross margin by $214 million. The impact of the increase in average selling prices was partially offset by an increase in realized natural gas costs, which reduced gross margin by $91 million, a 7% decrease in sales volume, which reduced gross margin by $10 million, and a $9 million net increase in manufacturing, maintenance and other costs. Gross margin also includes the impact of a $4 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2022 compared to a $4 million gain in the third quarter of 2021.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Sales.    Net sales in our Ammonia segment increased by $1.28 billion, or 127%, to $2.29 billion in the nine months ended September 30, 2022 from $1.01 billion in the nine months ended September 30, 2021 due primarily to a 127% increase in average selling prices. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.”
Cost of Sales.    Cost of sales in our Ammonia segment averaged $447 per ton in the nine months ended September 30, 2022, a 60% increase from $280 per ton in the nine months ended September 30, 2021. The increase is due primarily to higher realized natural gas costs, a higher cost per ton for purchased ammonia from our joint venture in Trinidad and the impact of the $112 million gain on the net settlement of certain natural gas contracts in February 2021. See “Market Conditions and Current Developments—Natural Gas” above, for additional information on the operational impact of Winter Storm Uri.
Gross Margin.    Gross margin in our Ammonia segment increased by $877 million to $1.21 billion in the nine months ended September 30, 2022 from $334 million in the nine months ended September 30, 2021, and our gross margin percentage was 53.0% in the nine months ended September 30, 2022 compared to 33.1% in the nine months ended September 30, 2021. The increase in gross margin was due primarily to a 127% increase in average selling prices, which increased gross margin by $1.29 billion, and favorable location product mix, which increased gross margin by $12 million. These increases were partially offset by an increase in realized natural gas costs, which decreased gross margin by $241 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $71 million. In addition, the impact of the $112 million gain on the net settlement of certain natural gas contracts is included in the nine months ended September 30, 2021.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa, nitrogen complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$689	$386	$303	78%	$2,287	$1,218	$1,069	88%
Cost of sales	394	200	194	97%	1,024	705	319	45%
Gross margin	$295	$186	$109	59%	$1,263	$513	$750	146%
Gross margin percentage	42.8%	48.2%	(5.4)%		55.2%	42.1%	13.1%
Sales volume by product tons (000s)	1,262	860	402	47%	3,539	3,272	267	8%
Sales volume by nutrient tons (000s)(1)	580	396	184	46%	1,628	1,505	123	8%
Average selling price per product ton	$546	$449	$97	22%	$646	$372	$274	74%
Average selling price per nutrient ton(1)	$1,188	$975	$213	22%	$1,405	$809	$596	74%
Gross margin per product ton	$234	$216	$18	8%	$357	$157	$200	127%
Gross margin per nutrient ton(1)	$509	$470	$39	8%	$776	$341	$435	128%
Depreciation and amortization	$79	$58	$21	36%	$213	$179	$34	19%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$4	$(3)	$7	N/M	$(4)	$(5)	$1	20%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2022 Compared to Third Quarter of 2021
Net Sales.    Net sales in our Granular Urea segment increased $303 million, or 78%, to $689 million in the third quarter of 2022 from $386 million in the third quarter of 2021 due primarily to a 47% increase in sales volume and a 22% increase in average selling prices. Sales volume was higher due primarily to higher supply availability resulting from higher production. Average selling prices increased to $546 per ton in the third quarter of 2022 compared to $449 per ton in the third quarter of

CF INDUSTRIES HOLDINGS, INC.

2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.”
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $312 per ton in the third quarter of 2022, a 34% increase from $233 per ton in the third quarter of 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Granular Urea segment increased by $109 million to $295 million in the third quarter of 2022 from $186 million in the third quarter of 2021, and our gross margin percentage was 42.8% in the third quarter of 2022 compared to 48.2% in the third quarter of 2021. The increase in gross margin was due primarily to a 22% increase in average selling prices, which increased gross margin by $120 million, a 47% increase in sales volume, which increased gross margin by $95 million, and a $3 million net decrease in manufacturing, maintenance and other costs. These factors were partially offset by an increase in realized natural gas costs, which reduced gross margin by $96 million. Gross margin also includes the impact of a $4 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2022 compared to a $3 million gain in the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Sales.    Net sales in our Granular Urea segment increased $1.07 billion, or 88%, to $2.29 billion in the nine months ended September 30, 2022 from $1.22 billion in the nine months ended September 30, 2021 due primarily to a 74% increase in average selling prices and an 8% increase in sales volume. Average selling prices increased to $646 per ton in the nine months ended September 30, 2022 compared to $372 per ton in the nine months ended September 30, 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to higher supply availability resulting from higher production.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $289 per ton in the nine months ended September 30, 2022, a 34% increase from $215 per ton in the nine months ended September 30, 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Granular Urea segment increased by $750 million to $1.26 billion in the nine months ended September 30, 2022 from $513 million in the nine months ended September 30, 2021, and our gross margin percentage was 55.2% in the nine months ended September 30, 2022 compared to 42.1% in the nine months ended September 30, 2021. The increase in gross margin was due primarily to a 74% increase in average selling prices, which increased gross margin by $917 million, an 8% increase in sales volume, which increased gross margin by $112 million, and a $42 million net decrease in manufacturing, maintenance and other costs. These factors were partially offset by higher realized natural gas costs, which decreased gross margin by $236 million. Gross margin also includes the impact of a $4 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2022 compared to a $5 million gain in the nine months ended September 30, 2021.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$736	$390	$346	89%	$2,727	$1,056	$1,671	158%
Cost of sales	414	233	181	78%	1,102	759	343	45%
Gross margin	$322	$157	$165	105%	$1,625	$297	$1,328	447%
Gross margin percentage	43.8%	40.3%	3.5%		59.6%	28.1%	31.5%
Sales volume by product tons (000s)	1,644	1,283	361	28%	5,098	4,746	352	7%
Sales volume by nutrient tons (000s)(1)	519	405	114	28%	1,610	1,493	117	8%
Average selling price per product ton	$448	$304	$144	47%	$535	$223	$312	140%
Average selling price per nutrient ton(1)	$1,418	$963	$455	47%	$1,694	$707	$987	140%
Gross margin per product ton	$196	$122	$74	61%	$319	$63	$256	406%
Gross margin per nutrient ton(1)	$620	$388	$232	60%	$1,009	$199	$810	407%
Depreciation and amortization	$73	$56	$17	30%	$208	$188	$20	11%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$4	$(3)	$7	N/M	$(4)	$(5)	$1	20%
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2022 Compared to Third Quarter of 2021
Net Sales.    Net sales in our UAN segment increased $346 million, or 89%, to $736 million in the third quarter of 2022 from $390 million in the third quarter of 2021 due to a 47% increase in average selling prices and a 28% increase in sales volume. Average selling prices increased to $448 per ton in the third quarter of 2022 compared to $304 per ton in the third quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to greater supply availability as a result of higher production, as well as a delay in fertilizer application from the second quarter of 2022 into the third quarter of 2022 due to delayed crop planting as a result of unfavorable weather conditions.
Cost of Sales.    Cost of sales in our UAN segment averaged $252 per ton in the third quarter of 2022, a 38% increase from $182 per ton in the third quarter of 2021, due primarily to the impact of higher realized natural gas costs and higher freight costs due primarily to an increase in exports.
Gross Margin.    Gross margin in our UAN segment increased by $165 million to $322 million in the third quarter of 2022 from $157 million in the third quarter of 2021, and our gross margin percentage was 43.8% in the third quarter of 2022 compared to 40.3% in the third quarter of 2021. The increase in gross margin was due primarily to a 47% increase in average selling prices, which increased gross margin by $235 million, and a 28% increase in sales volume, which increased gross margin by $61 million. These increases were partially offset by an increase in realized natural gas costs, which reduced gross margin by $90 million, and a net increase in manufacturing, maintenance and other costs, which reduced gross margin by $34 million. Gross margin also includes the impact of a $4 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2022 compared to a $3 million gain in the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Sales.    Net sales in our UAN segment increased $1.67 billion, or 158%, to $2.73 billion in the nine months ended September 30, 2022 from $1.06 billion in the nine months ended September 30, 2021 due primarily to a 140% increase in average selling prices and a 7% increase in sales volume. Average selling prices increased to $535 per ton in the nine months

CF INDUSTRIES HOLDINGS, INC.

ended September 30, 2022 compared to $223 per ton in the nine months ended September 30, 2021, due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to increased production.
Cost of Sales.    Cost of sales in our UAN segment averaged $216 per ton in the nine months ended September 30, 2022, a 35% increase from $160 per ton in the nine months ended September 30, 2021. The increase was due primarily to the impact of higher realized natural gas costs and higher freight costs due primarily to an increase in exports.
Gross Margin.    Gross margin in our UAN segment increased by $1.33 billion to $1.63 billion in the nine months ended September 30, 2022 from $297 million in the nine months ended September 30, 2021, and our gross margin percentage was 59.6% in the nine months ended September 30, 2022 compared to 28.1% in the nine months ended September 30, 2021. The increase in gross margin was due primarily to a 140% increase in average selling prices, which increased gross margin by $1.59 billion, and a 7% increase in sales volume, which increased gross margin by $39 million. These increases were partially offset by higher realized natural gas costs, which decreased gross margin by $220 million, and a $77 million net increase in manufacturing, maintenance and other costs. Gross margin also includes the impact of a net $4 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2022 compared to a $5 million gain in the nine months ended September 30, 2021.
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
On July 19, 2022, we requested that Commerce proceed to issue a countervailing duty order on UAN imports from Russia, notwithstanding the negative injury determination. The Commerce Department rejected that request on August 5, 2022. CF did not make a similar request with respect to an antidumping duty order on UAN from Russia, or any duty order on UAN from Trinidad.
The ITC published a notice of its negative determination on August 10, 2022, resulting in the termination of the Antidumping and Countervailing Duties (AD/CVD) investigations. Accordingly, AD/CVD cash deposits collected on imports during the pendency of the investigations are being refunded, and no further duties will be imposed.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$180	$118	$62	53%	$656	$359	$297	83%
Cost of sales	136	122	14	11%	458	337	121	36%
Gross margin	$44	$(4)	$48	N/M	$198	$22	$176	N/M
Gross margin percentage	24.4%	(3.4)%	27.8%		30.2%	6.1%	24.1%
Sales volume by product tons (000s)	363	407	(44)	(11)%	1,227	1,346	(119)	(9)%
Sales volume by nutrient tons (000s)(1)	124	137	(13)	(9)%	419	455	(36)	(8)%
Average selling price per product ton	$496	$290	$206	71%	$535	$267	$268	100%
Average selling price per nutrient ton(1)	$1,452	$861	$591	69%	$1,566	$789	$777	98%
Gross margin per product ton	$121	$(10)	$131	N/M	$161	$16	$145	N/M
Gross margin per nutrient ton(1)	$355	$(29)	$384	N/M	$473	$48	$425	N/M
Depreciation and amortization	$14	$20	$(6)	(30)%	$48	$61	$(13)	(21)%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$(1)	$—	—%	$(18)	$(1)	$(17)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2022 Compared to Third Quarter of 2021
On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, we restarted production at our Billingham facility. In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. See the discussion under “Market Conditions and Current Developments—United Kingdom Operations,” above, for further information.
Net Sales.    Net sales in our AN segment increased $62 million, or 53%, to $180 million in the third quarter of 2022 from $118 million in the third quarter of 2021 due to a 71% increase in average selling prices, partially offset by a 11% decrease in sales volume. Average selling prices increased to $496 per ton in the third quarter of 2022 compared to $290 per ton in the third quarter of 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume declined due primarily to lower supply availability as a result of our Ince facility closure.
Cost of Sales.    Cost of sales in our AN segment averaged $375 per ton in the third quarter of 2022, a 25% increase from $300 per ton in the third quarter of 2021. The increase was due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our AN segment increased $48 million to $44 million in the third quarter of 2022 from a loss of $4 million in the third quarter of 2021, and our gross margin percentage was 24.4% in the third quarter of 2022 compared to (3.4)% in the third quarter of 2021. The increase in gross margin was due primarily to a 71% increase in average selling prices, which increased gross margin by $77 million, favorable location product mix, which increased gross margin by $18 million, and a net decrease of $8 million in manufacturing, maintenance and other costs. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, which reduced gross margin by $55 million.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Sales.    Net sales in our AN segment increased $297 million, or 83%, to $656 million in the nine months ended September 30, 2022 from $359 million in the nine months ended September 30, 2021 due primarily to a 100% increase in average selling prices, partially offset by a 9% decrease in sales volume. Average selling prices increased to $535 per ton in the nine months ended September 30, 2022 compared to $267 per ton in the nine months ended September 30, 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower supply availability as a result of our Ince facility closure.
Cost of Sales.     Cost of sales in our AN segment averaged $374 per ton in the nine months ended September 30, 2022, a 49% increase from $251 per ton in the nine months ended September 30, 2021. The increase was due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our AN segment increased by $176 million to $198 million in the nine months ended September 30, 2022 from $22 million in the nine months ended September 30, 2021, and our gross margin percentage was 30.2% in the nine months ended September 30, 2022 compared to 6.1% in the nine months ended September 30, 2021. The increase in gross margin was due primarily to a 100% increase in average selling prices, which increased gross margin by $336 million, and favorable location product mix, which increased gross margin by $23 million. These increases in gross margin were partially offset by an increase in realized natural gas costs, which decreased gross margin by $201 million, and a net increase of $1 million in manufacturing, maintenance and other costs. Gross margin also includes the impact of a $18 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2022 compared to a $1 million gain in the nine months ended September 30, 2021.
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

The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
	(dollars in millions, except per ton amounts)
Net sales	$185	$124	$61	49%	$622	$356	$266	75%
Cost of sales	108	105	3	3%	314	290	24	8%
Gross margin	$77	$19	$58	305%	$308	$66	$242	367%
Gross margin percentage	41.6%	15.3%	26.3%		49.5%	18.5%	31.0%
Sales volume by product tons (000s)	496	544	(48)	(9)%	1,598	1,749	(151)	(9)%
Sales volume by nutrient tons (000s)(1)	99	106	(7)	(7)%	313	347	(34)	(10)%
Average selling price per product ton	$373	$228	$145	64%	$389	$204	$185	91%
Average selling price per nutrient ton(1)	$1,869	$1,170	$699	60%	$1,987	$1,026	$961	94%
Gross margin per product ton	$155	$35	$120	343%	$193	$38	$155	408%
Gross margin per nutrient ton(1)	$778	$179	$599	335%	$984	$190	$794	418%
Depreciation and amortization	$17	$22	$(5)	(23)%	$53	$67	$(14)	(21)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$(7)	$(1)	$(6)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2022 Compared to Third Quarter of 2021
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. We produced compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium, only at our Ince facility, and closure of this facility has resulted in our discontinuation of the NPK product line. Total sales of NPK products were $15 million in the first nine months of 2022 and $47 million in the year ended December 31, 2021. See the discussion under “Market Conditions and Current Developments—United Kingdom Operations,” above, for further information.
Net Sales.    Net sales in our Other segment increased by $61 million, or 49%, to $185 million in the third quarter of 2022 from $124 million in the third quarter of 2021 due to a 64% increase in average selling prices, partially offset by a 9% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower nitric acid and NPK sales volumes in the third quarter of 2022, as operations at our Ince manufacturing plant have ceased, partially offset by higher DEF sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $218 per ton in the third quarter of 2022, a 13% increase from $193 per ton in the third quarter of 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $58 million to $77 million in the third quarter of 2022 from $19 million in the third quarter of 2021, and our gross margin percentage was 41.6% in the third quarter of 2022 compared to 15.3% in the third quarter of 2021. The increase in gross margin was due primarily to a 64% increase in average selling prices, which increased gross margin by $71 million, a net decrease of $13 million in manufacturing, maintenance and other costs, and an increase of $1 million due to favorable product mix. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, which reduced gross margin by $26 million. Gross margin also includes the impact of a $1 million gain in the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Sales.    Net sales in our Other segment increased by $266 million, or 75%, to $622 million in the nine months ended September 30, 2022 from $356 million in the nine months ended September 30, 2021 due primarily to a 91% increase in average selling prices partially offset by a 9% decrease in sales volume. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower NPK and nitric acid sales volumes, as operations at our Ince manufacturing plant have ceased, and lower urea liquor sales volumes, partially offset by higher DEF sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $196 per ton in the nine months ended September 30, 2022, an 18% increase from $166 per ton in the nine months ended September 30, 2021, due primarily to higher realized natural gas costs.
Gross Margin.    Gross margin in our Other segment increased by $242 million, or 367%, to $308 million in the nine months ended September 30, 2022 from $66 million in the nine months ended September 30, 2021, and our gross margin percentage was 49.5% in the nine months ended September 30, 2022 compared to 18.5% in the nine months ended September 30, 2021. The increase in gross margin was due to a 91% increase in average selling prices, which increased gross margin by $304 million, a net decrease of $14 million in manufacturing, maintenance and other costs, and a $1 million increase due primarily to favorable product mix. These increases in gross margin were partially offset by an increase in realized natural gas costs, which decreased gross margin by $83 million. Gross margin also includes the impact of a $7 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2022 compared to a $1 million gain in the nine months ended September 30, 2021.

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
As of September 30, 2022, our cash and cash equivalents balance was $2.19 billion, an increase of $564 million from $1.63 billion at December 31, 2021. At September 30, 2022, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. See the discussion under “Debt,” below, for further information.
In the second and third quarter of 2022, quarterly dividends of $0.40 per common share were declared and paid, representing a 33% increase from the quarterly dividend of $0.30 per common share that was declared and paid in the first quarter of 2022.
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
Share Repurchase Programs
On November 3, 2021, our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). Repurchases under the 2021 Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. In the nine months ended September 30, 2022, we repurchased approximately 12.7 million shares under the 2021 Share Repurchase Program for $1.12 billion, of which $27 million was accrued and unpaid as of September 30, 2022.
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock commencing upon completion of the 2021 Share Repurchase Program and effective through December 31, 2025 (the 2022 Share Repurchase Program).
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $319 million in the first nine months of 2022 compared to $382 million in the first nine months of 2021.
We currently anticipate that capital expenditures for the full year of 2022 will be approximately $500 million, which includes capital expenditures at our Donaldsonville complex related to green and blue ammonia projects. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.

CF INDUSTRIES HOLDINGS, INC.

Canada Revenue Agency Competent Authority Matter and Transfer Pricing
In connection with the matter described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter,” in the third quarter of 2022, Canada Revenue Agency assessed, and we paid, additional tax and interest for tax years 2006 to 2011 of approximately $147 million. In the fourth quarter of 2022, we expect provincial tax authorities will assess additional tax and interest for tax years 2006 to 2011 of approximately $80 million, based on current estimates and foreign currency exchange rates, which we expect will be due in the fourth quarter of 2022, and the Company will then file amended tax returns with U.S. federal and state tax authorities for the relevant tax years, as a result of which we expect to receive net refunds of approximately $50 million, including tax and interest, in the next twelve months. All such amounts have been reflected in our consolidated financial statements.
As described above under “Items Affecting Comparability of Results—Transfer pricing positions,” we have unrecognized tax benefits recorded in connection with certain tax years subsequent to 2011 that have been reassessed for transfer pricing matters by the Canadian tax authorities. Prior to the end of 2022, we expect to make tax payments to the Canadian taxing authorities of approximately $300 million related to these reassessed tax years while we continue to dispute the reassessments. The payments would be recorded as noncurrent income tax receivables and the associated letters of credit would be cancelled. For the amounts ultimately owed and paid to the Canadian tax authorities upon resolution of these tax disputes, the Company would seek refunds of related taxes overpaid in the United States.
United Kingdom Operations
As discussed under “Market Conditions and Current Developments—United Kingdom Operations,” above, during the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, our Billingham facility resumed operations.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. As a result, we recognized $152 million of asset impairment charges, primarily related to property, plant and equipment at the Ince facility, and a $10 million charge for post-employment benefits related to contractual and statutory obligations, which are included in the U.K. operations restructuring line item in our consolidated statements of operations. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. As a result, in the third quarter of 2022, we incurred additional charges related to our U.K. restructuring of $8 million, primarily related to one-time termination benefits.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas pipeline flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations, which resulted in asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets.
The factors that could lead to the resolution of the U.K. energy crisis, and the timing of any such resolution, are unknown to us. Production of AN continues at our Billingham facility using ammonia on site and ammonia that is imported from our other ammonia production sites. Persistence of the current levels of energy costs in the United Kingdom could lead to the continued idling of ammonia production at our Billingham facility. There remains uncertainty regarding the future cost of natural gas and electricity, selling prices for the products we produce in the United Kingdom and U.K. government policy, which could result in, among other things, additional funding to support the cash needs of our U.K. operations and recognition of further losses and could have a material adverse impact on our results of operations and cash flows.

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
As of September 30, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2022 or December 31, 2021, or during the nine months ended September 30, 2022.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $350 million of letters of credit, reflecting an increase of $100 million in May 2022. As of September 30, 2022, approximately $197 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2022 and December 31, 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.665%	$—	$—	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	742	750	742
Total long-term debt		$3,000	$2,965	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million and $8 million as of September 30, 2022 and December 31, 2021, respectively, and total deferred debt issuance costs were $28 million and $27 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.

CF INDUSTRIES HOLDINGS, INC.

Public Senior Notes
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes, which was funded with cash on hand, was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the 2023 Notes, which was funded with cash on hand, was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million in the third quarter of 2021, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
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
Senior Secured Notes
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 2021 Notes in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid on the 2021 Notes in connection with the redemption, which was funded with cash on hand, was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the $250 million principal amount of the 2021 Notes prior to their scheduled maturity.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2022 and December 31, 2021, we had $511 million and $700 million, respectively, in customer advances on our consolidated balance sheets.

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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 48.2 million MMBtus of natural gas. As of December 31, 2021, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus of natural gas.
Defined Benefit Pension Plans
We contributed $20 million to our pension plans in the nine months ended September 30, 2022. Over the remainder of 2022, we expect to contribute approximately $6 million to our pension plans, which would result in our making a total of approximately $26 million of contributions to our pension plans for the full year 2022. In addition, we expect to contribute a total of approximately £50 million (or $56 million) to our U.K. plans in the three-year period from 2023 to 2025, as agreed with the plans’ trustees.
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation, subject to customary closing conditions. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan's projected benefit obligation and plan assets and recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.
Distribution to Noncontrolling Interest in CFN
On January 31, 2022, CFN distributed $247 million to CHS for the distribution period ended December 31, 2021. On July 31, 2022, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2022 in accordance with CFN’s limited liability company agreement, and on August 1, 2022, CFN distributed approximately $372 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2022 is approximately $106 million.
Cash Flows
Net cash provided by operating activities during the first nine months of 2022 was $3.27 billion, an increase of $1.88 billion compared to $1.39 billion in the first nine months of 2021. The increase in cash flow from operations was due primarily to higher net earnings, partially offset by changes in net working capital. Net earnings for the first nine months of 2022 was $2.93 billion as compared to $401 million for the first nine months of 2021, an increase of $2.53 billion. The increase in net earnings was due primarily to an increase in gross margin, driven by higher average selling prices, higher sales volume and a decrease in charges related to our U.K. operations. These increases were partially offset by increases in natural gas costs, an increase in the income tax provision and an increase in net earnings attributable to noncontrolling interest. During the first nine months of 2022, net changes in working capital reduced cash flow from operations by $621 million, while in the first nine months of 2021 net changes in working capital reduced cash flow from operations by $53 million. The decreased cash flow from working capital changes was attributable primarily to lower cash collections from customer advances and higher levels of accounts receivable in the first nine months of 2022 as compared to the first nine months of 2021.

CF INDUSTRIES HOLDINGS, INC.

Net cash used in investing activities was $308 million in the first nine months of 2022 as compared to $383 million in the first nine months of 2021. Capital expenditures totaled $319 million during the first nine months of 2022 compared to $382 million in the first nine months of 2021.
Net cash used in financing activities was $2.37 billion in the first nine months of 2022 compared to $936 million in the first nine months of 2021. The increase was due primarily to share repurchases in the first nine months of 2022 and higher distributions to noncontrolling interest. In the first nine months of 2022, we paid $1.10 billion for share repurchases, including $1 million related to shares repurchased in late 2021 that were paid for in 2022, compared to $50 million for share repurchases in the first nine months of 2021. In the first nine months of 2022, distributions to noncontrolling interest were $619 million compared to $194 million in the first nine months of 2021. These increases in financing cash outflows were partially offset by higher proceeds from issuances of common stock under employee stock plans of $106 million in the first nine months of 2022 compared to $32 million in the first nine months of 2021.
Critical Accounting Estimates
During the first nine months of 2022, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of September 30, 2022 and December 31, 2021, we had open derivative contracts for 48.2 million MMBtus and 60.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2022 would result in a favorable change in the fair value of these derivative positions of approximately $45 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $46 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of September 30, 2022, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2022, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.64 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2022, or December 31, 2021, or during the nine months ended September 30, 2022.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is upgrading its enterprise resource planning system (ERP) for its North American operations to SAP S/4HANA. The planned implementation is scheduled for the first quarter of 2023, and the Company expects significant changes in its internal control over financial reporting due to the implementation.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2022.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2022 - July 31, 2022	4,584,050	(3)	$84.38	4,583,403	$523,466
August 1, 2022 - August 31, 2022	236,586		96.88	236,586	500,545
September 1, 2022 - September 30, 2022	1,277,890	(4)	96.11	1,276,981	377,820
Total	6,098,526		$87.32	6,096,970
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2021 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.
(2)On November 3, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of CF Holdings common stock from January 1, 2022 through December 31, 2024 (the 2021 Share Repurchase Program). This program is discussed in Note 16—Stockholders’ Equity, in the notes to the unaudited consolidated financial statements included in Part I.
(3)Includes 647 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Includes 909 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 3, 2022	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2022	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Senior Vice President and Chief Financial Officer (Principal Financial Officer)