Form 10-K
period 2022-12-31
CF Industries Holdings, Inc.
filed 2023-02-23
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (847) 405-2400

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock, was $17,381,054,929.
195,768,339 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2022 fiscal year, or, if the registrant does not file the Proxy Statement within such 120-day period, the registrant will amend this Annual Report on Form 10-K to include the information required under Part III of Form 10-K not later than the end of such 120-day period.

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
Our principal assets as of December 31, 2022 include:
•five U.S. nitrogen manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder;
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
We have a strategic venture with CHS under which CHS owns an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. See Note 17—Noncontrolling Interest for additional information on our strategic venture with CHS.
For the years ended December 31, 2022, 2021 and 2020, we sold 18.3 million, 18.5 million and 20.3 million product tons generating net sales of $11.19 billion, $6.54 billion and $4.12 billion, respectively.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Deerfield, Illinois 60015, and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of this Annual Report on Form 10-K.
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

CF INDUSTRIES HOLDINGS, INC.

of our Board of Directors (the Board) are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon request. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our Commitment to a Clean Energy Economy
We are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and blue ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia, with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and blue sources. Our approach includes green ammonia production, which refers to ammonia produced through a carbon-free process, and blue ammonia production, which relates to ammonia produced by conventional processes but with CO2 byproduct removed through carbon capture and sequestration (CCS).
In April 2021, we signed an engineering and procurement contract with thyssenkrupp to supply a 20 MW alkaline water electrolysis plant to produce green hydrogen at our Donaldsonville complex. Construction and installation, which is being managed by us, is expected to finish in 2023, with an estimated total cost of approximately $100 million. We will integrate the green hydrogen generated by the electrolysis plant into existing ammonia synthesis loops to enable the production of approximately 20,000 tons per year of green ammonia. We believe that the Donaldsonville green ammonia project will be the largest of its kind in North America.
In July 2022, we and Mitsui & Co., Ltd. (Mitsui) signed a joint development agreement for the companies’ proposed plans to construct an export-oriented blue ammonia facility. We and Mitsui continue to progress a front-end engineering and design (FEED) study for the project, and expect to make a final investment decision on the proposed facility in the second half of 2023. Should the companies agree to move forward, the ammonia facility would be constructed at our new Blue Point complex. We acquired the land on the west bank of the Mississippi river in Ascension Parish, Louisiana, for the complex during the third quarter of 2022. Construction and commissioning of a new world-scale ammonia plant typically takes approximately four years from the time construction begins.
We are also exploring opportunities to produce blue ammonia from our existing ammonia production network. We have announced a project with an estimated cost of $200 million to construct a CO2 dehydration and compression facility at our Donaldsonville complex to enable the transport and permanent sequestration of the ammonia process CO2 byproduct. Engineering activities and procurement of major equipment for the facility are in progress, and modification of the site’s existing equipment to allow integration with existing operations has begun. Once the dehydration and compression unit is in service and sequestration is initiated, we expect that the Donaldsonville complex will have the capacity to dehydrate and compress up to 2 million tons per year of CO2, enabling the production of blue ammonia. In October 2022, we announced that we had entered into a definitive CO2 offtake agreement with ExxonMobil to transport and permanently sequester the CO2 from Donaldsonville. Start-up for the project is scheduled for early 2025. Under current regulations, the project would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
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
In August 2005, we completed the initial public offering (IPO) of our common stock, which is listed on the New York Stock Exchange. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners’ equity interests in CF Industries were cancelled in exchange for all of the proceeds of the offering and shares of our common stock. At the time of the IPO, our assets consisted of one wholly owned nitrogen manufacturing facility in Louisiana, United States; a joint venture nitrogen manufacturing facility in Alberta, Canada, of which we owned 66 percent; a phosphate mining and manufacturing operation in Florida, United States; and distribution facilities throughout North America.

CF INDUSTRIES HOLDINGS, INC.

In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products for a purchase price of $4.6 billion, which was paid in cash and shares of our common stock. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities; an approximately 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership; and certain joint venture interests.
Prior to April 30, 2013, CF Industries owned 66 percent of Canadian Fertilizers Limited (CFL), a joint venture nitrogen manufacturing facility in Alberta, Canada. On April 30, 2013, CF Industries acquired all of the outstanding interests in CFL that it did not already own and CFL became our wholly owned subsidiary.
In March 2014, we exited our phosphate mining and manufacturing business, which was located in Florida, through a sale to The Mosaic Company. As a result, we became focused solely on nitrogen manufacturing and distribution.
In July 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us, and CF Fertilisers UK became wholly owned by us. This transaction added CF Fertilisers UK’s nitrogen manufacturing complexes to our consolidated manufacturing capacity.
In February 2016, our strategic venture with CHS commenced, at which time CHS made a capital contribution of $2.8 billion to CFN in exchange for membership interests in CFN, which represented approximately 11% of the total membership interests of CFN.
In late 2015 and 2016, we completed capacity expansion projects at our Donaldsonville complex in Louisiana and our Port Neal complex in Iowa. These projects, originally announced in 2012, included the construction of new ammonia, urea, and UAN plants at our Donaldsonville complex and new ammonia and urea plants at our Port Neal complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. The total capital cost of the capacity expansion projects was $5.2 billion.
Prior to April 2, 2018, Terra Nitrogen, Limited Partnership, which owns and operates our Verdigris nitrogen manufacturing facility in Oklahoma, was a subsidiary of TNCLP. On April 2, 2018, Terra Nitrogen GP Inc., the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, completed its purchase of all of the publicly traded common units of TNCLP (the Purchase). Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.
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

CF INDUSTRIES HOLDINGS, INC.

Our Products
Our primary nitrogen products are ammonia, granular urea, UAN and AN. Our historical sales of nitrogen products by segment are shown in the following table. Net sales do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2022		2021		2020
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Ammonia	3,300	$3,090	3,589	$1,787	3,767	$1,020
Granular Urea	4,572	2,892	4,290	1,880	5,148	1,248
UAN	6,788	3,572	6,584	1,788	6,843	1,063
AN	1,594	845	1,720	510	2,216	455
Other(1)	2,077	787	2,318	573	2,322	338
Total	18,331	$11,186	18,501	$6,538	20,296	$4,124
_______________________________________________________________________________
(1)Other segment products primarily include DEF, urea liquor, nitric acid and aqua ammonia.
Gross margin was $5.86 billion, $2.39 billion and $801 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We own and operate seven nitrogen manufacturing facilities in North America, including five nitrogen manufacturing facilities in the United States, and two in Canada. As of December 31, 2022, the combined production capacity of these seven facilities represented approximately 37%, 42%, 44% and 19% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our nitrogen manufacturing facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production. Our United Kingdom nitrogen manufacturing facility produces ammonia and AN and serves primarily the British agricultural and industrial markets.
The following table shows the production capacities as of December 31, 2022 at each of our nitrogen manufacturing facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	AN(5)	Other(6)
	(tons in thousands)
Donaldsonville (Louisiana)(7)	4,335	1,390	3,255	2,635	—	445
Medicine Hat (Alberta)	1,230	770	—	810	—	—
Port Neal (Iowa)	1,230	65	800	1,350	—	290
Verdigris (Oklahoma)(8)	1,210	430	1,955	—	—	—
Woodward (Oklahoma)	480	130	810	—	—	115
Yazoo City (Mississippi)(8)(9)	570	—	160	—	1,035	125
Courtright (Ontario)(8)(10)	500	265	345	—	—	400
Billingham (U.K.)(8)	595	230	—	—	625	410
	10,150	3,280	7,325	4,795	1,660	1,785
Unconsolidated Affiliate
PLNL (Trinidad)(11)	360	360	—	—	—	—
Total	10,510	3,640	7,325	4,795	1,660	1,785
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

CF INDUSTRIES HOLDINGS, INC.

(6)Includes product tons of: urea liquor and DEF from the Donaldsonville, Port Neal, Woodward, Yazoo City, and Courtright facilities; nitric acid from the Courtright, Yazoo City and Billingham facilities. Production of DEF can be increased by reducing urea and/or UAN production.
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
(11)Represents our 50% interest in the capacity of PLNL.

The following table summarizes our production volume for the last three years:

	December 31,
	2022	2021	2020
	(tons in thousands)
Ammonia(1)	9,807	9,349	10,353
Granular urea	4,561	4,123	5,001
UAN (32%)	6,706	6,763	6,677
AN	1,517	1,646	2,115
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
Sergeant Bluff, Iowa (the Port Neal facility)
The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa, on the Missouri River in Sergeant Bluff, Iowa. The facility consists of two ammonia plants, three urea plants, two nitric acid plants and one UAN plant. The location has on-site storage for 85,000 tons of ammonia, 130,000 tons of granular urea, and 100,000 tons of 32% UAN.
Claremore, Oklahoma (the Verdigris facility)
The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River, in Claremore, Oklahoma. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. We lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 60,000 tons of ammonia and 100,000 tons of 32% UAN.
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
Point Lisas, Trinidad
The Point Lisas Nitrogen facility in Trinidad is owned jointly through a 50/50 venture with Koch Fertilizer LLC. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under a contract with The National Gas Company of Trinidad and Tobago Limited (NGC).
Nitrogen Product Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen manufacturing facilities. In 2022, natural gas accounted for approximately 50% of our total production costs for nitrogen products. Our nitrogen manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs. Our facilities utilize the following natural gas hubs: Henry Hub, SONAT and TETCO ELA in Louisiana; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; Demarcation in Kansas; Welcome in Minnesota; Dawn and Parkway in Ontario; and the National Balancing Point (NBP) in the United Kingdom.
In 2022, our nitrogen manufacturing facilities consumed, in the aggregate, approximately 330 million MMBtus of natural gas. We employ a combination of daily spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. See Note 15—Derivative Financial Instruments for additional information about our natural gas hedging activities.
Nitrogen Product Distribution
The safe, efficient and economical distribution of nitrogen products is critical for successful operations. Our nitrogen production facilities have access to multiple transportation modes by which we ship products to terminals, warehouses and customers. Each of our production facilities has a unique distribution pattern based on its production capacity and location.
Our North American nitrogen production facilities can ship products via truck and rail to customers and to our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,000 tank and hopper cars, as well as railcars provided by rail carriers. Our United Kingdom nitrogen production facility mainly ships products via truck.
The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. To ship ammonia and UAN, we employ a fleet of up to eleven tow boats and thirty-six river barges, which are primarily leased. We also utilize contract marine services to move granular urea and AN. We can also export nitrogen products via seagoing vessels from our Donaldsonville and Billingham manufacturing facilities.
The Donaldsonville facility is connected to the 2,000-mile long Nustar pipeline through which we have the ability to transport ammonia to ten terminals and shipping points in the Midwestern U.S. corn belt.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties
As of December 31, 2022, we owned or leased space at 50 in-market storage terminals and warehouses located in a 21-state region of the United States, Canada and the United Kingdom. Including storage at our production facilities, we have an aggregate storage capacity for approximately 3.0 million tons of product. Our storage capabilities are summarized in the following table:

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	8	535	3	320	6	549	2	139
Terminal and Warehouse Locations
Owned(2)	22	760	—	—	9	239	—	—
Leased(3)	5	69	2	32	22	325	—	—
Total In-Market	27	829	2	32	31	564	—	—
Total Storage Capacity		1,364		352		1,113		139
_______________________________________________________________________________
(1)Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.
(2)The owned facilities that store UAN also can store ammonia.
(3)Our lease agreements are typically for periods of one to five years and commonly contain provisions for automatic renewal that can extend the lease term unless cancelled by either party.
Customers
The principal customers for our nitrogen products are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Sales are generated by our internal marketing and sales force. CHS was our largest customer in 2022 and accounted for approximately 13% of our consolidated net sales. We have a strategic venture with CHS under which CHS has a minority equity interest in CFN. See Note 17—Noncontrolling Interest for additional information on our strategic venture with CHS.
Competition
Our markets are global and intensely competitive, based primarily on delivered price and, to a lesser extent, on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.
Our primary North American-based competitors include Nutrien Ltd., Koch Fertilizer LLC, N-7 LLC (a joint venture between OCI N.V. and Dakota Gasification Company) and Yara International. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas or other feedstock costs, which may include the benefit of government subsidies. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously. Producers of nitrogen-based fertilizers located in the Middle East, Trinidad, North Africa and Russia have been major exporters to North America in recent years.
Our primary United Kingdom competition comes from imported products supplied by companies including Yara International, Origin Fertilisers, Ameropa and Thomas Bell & Sons Ltd. Urea and UAN are not produced in the United Kingdom, but along with AN are widely-traded fertilizer products with limited barriers to entry.
Seasonality
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to weather conditions in the agricultural industry and other factors. The strongest demand for our products in North America occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other fertilizer producers generally manufacture and distribute products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring planting season. Our quarterly financial results can vary significantly from one year to

CF INDUSTRIES HOLDINGS, INC.

the next due to weather-related shifts in planting and application schedules and purchasing patterns as well as import timing, import and distribution costs and logistical limitations, such as river conditions.
Environmental, Health and Safety
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, the European Union (EU) and Trinidad, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the introduction of new chemicals or substances into a market; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Toxic Substances Control Act (TSCA), the Occupational Safety and Health Act (OSHA) and various other federal, state and local statutes. Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future.
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2022 totaled approximately $31 million. We estimate that we will have approximately $57 million of environmental, health and safety capital expenditures in 2023. In addition, to support safe and reliable operations at our continuous process manufacturing facilities, we conduct scheduled inspections, replacements and overhauls of our plant machinery and equipment, which are referred to as turnarounds. A further description of turnaround activities is included in Note 6—Property, Plant and Equipment—Net in the notes to consolidated financial statements included in Item 8 of this report. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our manufacturing and distribution facilities. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. The remedial investigation was submitted to the agencies in 2021. The next step will be a risk assessment, followed by a feasibility study. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intended to undertake a natural resource damage assessment for 18 former phosphate mines and three former processing facilities in southeast Idaho, which includes the Georgetown Canyon former mine and processing facility. See Note 20—Contingencies for additional information.
Regulation of Greenhouse Gases
Our production facilities emit greenhouse gases (GHGs), such as carbon dioxide and nitrous oxide. Natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. We are subject to GHG regulations in the United Kingdom, Canada and the United States.
Our U.K. manufacturing plant is required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to its site Environmental Permits and Climate Change Agreement, which specifies energy efficiency targets. Failure to meet efficiency targets may require the plant to purchase CO2 emissions allowances. Our U.K. manufacturing plant is subject to the UK Emissions Trading Scheme (UK ETS), which generally requires us to hold or obtain emission allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program.

CF INDUSTRIES HOLDINGS, INC.

In Canada, we are required to conduct an annual review of our operations with respect to compliance with Environment Canada’s National Pollutant Release Inventory, Ontario’s Mandatory Monitoring and Reporting Regulation, and the GHG Reporting Regulation. In addition, our manufacturing plants in Alberta and Ontario are subject to provincial or federal laws that impose a price on excess GHG emissions. Each of these laws establishes carbon dioxide equivalent (CO2e) emissions standards applicable to our facilities in terms of emissions per unit of production, with the provincial laws and the federal law using different formulas for establishing the intensity-based limits and the reductions in these limits over time. The federal law is the Greenhouse Gas Pollution Pricing Act, which came into effect in 2018 and is intended to function only as a backstop to the provincial programs if such programs do not meet minimum federal criteria. In 2022, the federal government found that both the Alberta and Ontario programs for 2023-2030 met such minimum criteria, and therefore, the provincial laws apply. Effective January 1, 2023, these provincial regulations will increase in stringency from 2022 levels. If a facility’s CO2e emissions exceed the applicable limit, the excess emissions must be offset, either through obtaining qualifying emission credits or by making a payment for each ton of excess emissions. For calendar year 2023, the excess emissions fee under the federal, Alberta and Ontario regulatory programs is CAD $65 per tonne, which fee will increase by CAD $15 per tonne per year, reaching CAD $170 per tonne by 2030.
In the United States, GHG regulation is evolving at state, regional and federal levels, although some of the more significant developments to date, including efforts of the United States Environmental Protection Agency (EPA) to regulate GHG emissions from fossil fuel-fired power plants, do not directly impose obligations on our facilities. The EPA issued a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities, which are considered large emitters of GHGs, to commence monitoring GHG emissions beginning on January 1, 2010 and reporting the previous year’s emissions annually starting in 2011. In addition, if we seek to modify or expand any of our major facilities and as a result, are required to obtain a Prevention of Significant Deterioration (PSD) construction permit applicable to such facilities, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such projects. Other than the states’ implementation of this permitting requirement, none of the states where our U.S. production facilities are located – Iowa, Louisiana, Mississippi and Oklahoma – has proposed control regulations limiting GHG emissions.
Increasing concern over the impacts of climate change is driving countries to establish ever more ambitious GHG reduction targets. Approximately 200 countries, including the United States, Canada, the United Kingdom and the members of the EU have joined the Paris Agreement, an international agreement intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels. Each signatory is required to develop its own national plan to attain this objective. In December 2020, the United Kingdom announced a target to reduce GHG emissions 68% from the baseline year of 1990 by 2030. Canada has increased its emissions reduction target under the Paris Agreement to 40-45% below 2005 levels by 2030, up from 30%. In April 2021, the United States increased its goal to reduce GHG emissions to 50-52% below 2005 levels by 2030. Executive orders issued by the Biden administration, including in particular an executive order issued on January 27, 2021 focusing on climate change, evidence the administration’s intent to undertake numerous initiatives in an effort to reduce GHG emissions, including promoting renewable energy development, limiting new oil and gas leases on federal lands and, in general, making climate change considerations a critical component of federal policy.
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
Employee Population. We employed approximately 2,700 employees at December 31, 2022, of which 76% were located in the United States, 15% in Canada, and 9% in the United Kingdom. As of December 31, 2022, 12% of our employees have worked for the Company more than 20 years, 18% of our employees have worked for the Company between 11 and 20 years, 28% of our employees have worked for the Company between 6 and 10 years, and 42% of our employees have worked at the

CF INDUSTRIES HOLDINGS, INC.

Company for less than 6 years. Full-time employees represented nearly 100% of our workforce as of December 31, 2022 and approximately 6% were covered by collective bargaining agreements. We supplement our workforce with contractors with specialized skill sets during periods of peak activity, such as during turnarounds and maintenance events.
Culture, Inclusion and Diversity. Our core values and their underlying principles reflect our commitment to a diverse and inclusive culture, treating one another with respect. Across the Company, all employees completed training to learn to recognize and address the effects of unconscious bias by challenging assumptions; encouraging diversity of experience, opinion, and expression; and supporting a workplace culture that actively strives to be more inclusive. As of December 31, 2022, approximately 15% of our global workforce was female and 17% of the Company’s employees in frontline managerial roles were female. Minorities represented approximately 17% of the Company’s U.S. workforce and 15% of our U.S. employees in managerial roles. In order to continue to improve the inclusiveness and diversity of our company and culture, our comprehensive ESG goals announced in 2020 include goals to increase the representation of females and persons of color in senior leadership roles and to implement a program designed to increase the hiring and promotion of minority and female candidates. As of December 31, 2022, we had exceeded our representation goal with approximately 38% of senior leadership roles held by females and persons of color.
Workforce Health and Safety. Operating in a safe and responsible manner is a core value and an integral part of what sets the Company apart. We believe that focusing on leading indicators - such as the behavioral safety practices we have incorporated into our annual incentive plan — to drive and measure activities that prevent safety incidents, results in our industry-leading safety record. As of December 31, 2022, our employee 12-month rolling average recordable incident rate (RIR) was 0.33 incidents per 200,000 work hours, and during the year ended December 31, 2022, our total recordable injury count was nine. For the year ended December 31, 2022, our days away, restricted or transferred (DART) incident rate was 0.22 injuries per 200,000 work hours, and our lost time incident rate was 0.04 injuries per 200,000 work hours.
Talent Development. A core aspect of our culture is our commitment to identifying and developing talent to help employees accelerate growth and achieve their career goals. We invest in extensive assessment, training and professional development opportunities for our employees through a robust set of formal and informal programs, including targeted job movements, key experiences, and training, with an emphasis on creating a culture of inclusion. Leadership is the quality that drives our values and sets us apart. To help foster leadership, we have developed a set of leadership competencies that provide a common language for how to demonstrate leadership at every level of the organization and have embedded them into all talent management processes, including selection, performance management and succession planning. We view training and development programs as being a key part of talent management, allowing us to grow a stronger company today and in the future.

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
Additional production capacity is expected to come on line over the next 12 months outside of North America. In addition, plans for building new facilities for green and blue ammonia have been announced by other companies and CF Holdings, such as our proposed plans for an export-oriented greenfield blue ammonia production facility in the southeastern United States. We cannot predict the impact of this additional capacity on nitrogen fertilizer selling prices. Also, global or local economic, political and financial conditions or changes in such conditions, or other factors, may cause acceleration of announced and/or ongoing projects. Similarly, lower energy prices can spur increases in production in high cost regions, which would result in increased supply and pressure on selling prices. Additionally, if imports increase into an oversupplied region, lower prices in that region could result.
During periods of industry oversupply, our financial condition, results of operations and cash flows tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. In recent years, we have experienced periods of industry oversupply, which impacted our financial performance, credit ratings and the trading price for our common stock. Due to the cyclical nature of our industry, we cannot predict the timing or duration of oversupply conditions or the degree to which oversupply conditions would impact our business, financial condition, results of operations and cash flows.
Nitrogen products are global commodities, and we face intense global competition from other producers.
We are subject to intense price competition from our competitors. The nitrogen products that we produce are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, customer service and product quality. As a consequence, conditions in the international market for nitrogen products significantly influence our operating results.
We compete with many producers, including state-owned and government-subsidized entities. Some of our competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Furthermore, certain governments, in some cases as owners of some of our competitors, may be willing to accept lower prices and profitability on their products or subsidize production or consumption in order to support domestic employment or other political or social goals. Our competitive position could suffer as a result of these factors, including if we are not able to expand our own resources to a similar extent, either through investments in new or existing operations or through acquisitions or joint ventures.

CF INDUSTRIES HOLDINGS, INC.

China, the world’s largest producer and consumer of nitrogen fertilizers, currently has surplus capacity and many high-cost plants. As a result, the domestic nitrogen industry in China is operating at less than full capacity. In addition, the Chinese government is currently limiting exports through a variety of measures. A number of factors could encourage China to increase product capacity utilization, including changes in Chinese government policy, devaluation of the Chinese renminbi, the relaxation of Chinese environmental standards or decreases in Chinese producers’ underlying costs such as the price of Chinese coal. Any resulting increase in export volume could adversely affect the balance between global supply and demand and put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
From time to time, certain of our competitors with significant nitrogen fertilizer export capacity have benefited from non-market pricing of natural gas, which has resulted in significant volumes of exports to the United States. For example, the 2016 revocations of U.S. antidumping measures on solid urea and fertilizer grade ammonium nitrate from Russia allowed for increased imports from that country into the United States in recent years. In addition, in recent years, high volumes of urea ammonium nitrate solution (UAN) imports from Russia and The Republic of Trinidad and Tobago (Trinidad) have negatively affected U.S. producers’ UAN profitability.
We also face competition from other fertilizer producers in the Middle East, Europe, Latin America and Africa. These producers, depending on market conditions, fluctuating input prices, geographic location and freight economics, may take actions at times with respect to price or selling volumes that adversely affect our business, financial condition, results of operations and cash flows. Some of these producers also benefit from non-market or government-set rates for natural gas pricing. Government policies in these regions may also stimulate future ammonia or hydrogen investments. Recently, many proposed green and blue ammonia projects have been announced or considered, and future hydrogen, energy, or environmental/carbon policies may support development of additional nitrogen production in locations outside North America, including Europe, Australia and the Middle East.
In addition, the international market for nitrogen products is influenced by such factors as currency exchange rates, including the relative value of the U.S. dollar and its impact on the cost of importing nitrogen products into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and the laws and policies of the markets in which we operate, including the imposition of new duties, tariffs or quotas, that affect foreign trade and investment. For example, the imposition of duties, tariffs or quotas in a region can directly impact product pricing in that region, which can lead to changes in global trade flows and impact the global supply and demand balance and pricing. Market participants customarily move product between regions of the world, or adjust trade flows, in response to these factors. North America, where we manufacture and sell most of our products, is one of the largest and most accessible nitrogen trading regions in the world. As a result, other manufacturers, traders and other market participants can move nitrogen products to North America when there is uncertainty associated with the supply and demand balance in other regions or when duties, tariffs or quotas impact prices or trade flows in other regions. Thus, duties, tariffs and quotas can lead to uncertainty in the global marketplace and impact the supply and demand balance in many regions, which could adversely affect our business, financial condition, results of operations and cash flows. On October 9, 2019, the European Commission (the Commission) imposed definitive anti-dumping duties on imports to the European Union (EU) of UAN manufactured in Russia, Trinidad and the United States. For imports of UAN manufactured in the United States, the fixed duty rate is €29.48 per tonne (or €26.74 per ton). The duties will remain in place for an initial five-year period unless the Commission suspends them before the five-year period has expired. After the initial five-year period, the Commission may renew the measures. The long-term impact of these duties on the international market for nitrogen products is uncertain.
A decline in agricultural production, limitations on the use of our products for agricultural purposes or developments in crop technology could materially adversely affect the demand for our products.
Conditions in the United States, Europe, India, Brazil, China and other countries and regions of global significance in agricultural production significantly impact our operating results. Agricultural planted areas and production can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, crop disease and/or livestock disease, demand for agricultural products and governmental policies regarding production of or trade in agricultural products. These factors are outside of our control.
Governmental policies, including farm and biofuel subsidies, commodity support programs and tariffs, environmental and greenhouse gas policies, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, representing approximately 40% of total U.S. corn demand, due in part to federal legislation mandating use of renewable fuels. The resulting increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also

CF INDUSTRIES HOLDINGS, INC.

benefited from improved farm economics. While the current Renewable Fuel Standard encourages continued high levels of corn-based ethanol production, various interested parties have called to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. Other factors that drive the ethanol market include the prices of ethanol, gasoline and corn. Lower gasoline prices and fewer aggregate miles, driven by increased automobile fuel efficiency, the continued expansion of electric vehicle use or the impact of decreased travel, such as the decreased travel experienced during the coronavirus disease 2019 (COVID-19) pandemic, may put pressure on ethanol prices that could result in reduced profitability and lower production for the ethanol industry. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Additionally, government incentives and other policies and recent increased investment in renewable biodiesel and associated soybean crush capacity may drive higher soybean oil prices, resulting in more planted acres allocated to soybeans and other oil crops and displacing some acreage traditionally planted to more nitrogen intensive crops such as grains and cotton.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, or nitrogen-efficient varieties, or developments in alternatives to traditional animal feed or alternative proteins, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. Widespread adoption of emerging application technologies or alternative farming techniques could disrupt traditional application practices, affecting the volume or types of fertilizer products used and timing of applications. In addition, from time to time various foreign governments and U.S. state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the negative impact that the application of these products can have on the environment. Starting in October 2023, the United Kingdom will limit the use of unprotected or uninhibited urea products between January and March of every year. While CF Fertilisers UK Limited does not sell solid urea fertilizer in the United Kingdom, limitations on fertilizer use have been and may be considered by other jurisdictions, such as the EU, which announced its Farm to Fork Strategy and Biodiversity Strategy, or Canada, which has begun consulting stakeholders on its target of reducing emissions from fertilizers by 30% below 2020 levels through improved nitrogen management and optimizing fertilizer use. These or other more stringent limitations on greenhouse gas emissions applicable to farmers, the end-users of our nitrogen fertilizers, could reduce the demand for our fertilizer products to the extent their use of our products increases farm-level emissions. Any reduction in the demand for chemical fertilizer products, including as a result of technological developments and/or limitations on the use and application of chemical fertilizers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. The price has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. However, future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices resulting in production of less associated gas. Changes in the supply of and demand for natural gas can lead to extended periods of higher natural gas prices.
In recent years, the cost of North American natural gas for the production of nitrogen fertilizers has been significantly lower than the energy costs of the industry’s marginal nitrogen producers. Any increases in the volume of liquefied natural gas exported from the United States to other regions, or increases in the usage of hydraulic fracturing outside the United States, particularly in regions where nitrogen products are produced, could increase our natural gas costs and/or lower natural gas costs for our competitors. If natural gas prices outside of North America were to decrease or North American natural gas prices were to increase, our favorable energy cost differentials relative to the industry’s marginal nitrogen producers could significantly erode, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
During 2022, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $3.45 per MMBtu on November 10, 2022 and a high of $9.85 per MMBtu on August 23, 2022. During the three-year period ended December 31, 2022, the daily closing price at the Henry Hub reached a low of $1.34 per

CF INDUSTRIES HOLDINGS, INC.

MMBtu on September 22, 2020 and three consecutive days in October 2020 and a high of $23.61 per MMBtu on February 18, 2021.
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
We also have a manufacturing facility located in the United Kingdom. This facility is subject to fluctuations in production cost associated with the price of natural gas in Europe, which has been volatile in recent years and reached unprecedented high levels in 2021. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2022, the daily closing price at NBP reached a low of $1.23 per MMBtu on June 10, 2022 and a high of $67.08 per MMBtu on March 8, 2022. During the three-year period ended December 31, 2022, the daily closing price at NBP reached a low of $1.04 per MMBtu on May 22, 2020 and a high of $67.08 per MMBtu on March 8, 2022. Since the third quarter of 2021, the price for natural gas in the United Kingdom has generally remained high relative to historical NBP prices. The high price for natural gas in the United Kingdom has had an effect on our local operations in the United Kingdom, including the permanent closure of our Ince facility and the temporary idling of ammonia production at our Billingham complex. The average daily market price of natural gas at NBP for January 2023 was $18.93 per MMBtu.
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
Weather conditions or, in certain cases, weather forecasts, also can disrupt our operations and can affect the price of natural gas, the principal raw material used to make our nitrogen products. Colder and/or longer than normal winters and warmer than normal summers increase the demand for natural gas for residential and industrial use and for power generation, which can increase the cost and/or decrease the availability of natural gas. In addition, adverse weather events not only can cause loss of power at our facilities or damage to or delays in logistics capabilities disrupting our operations, but also can impact the supply of natural gas and utilities and cause prices to rise.
All of the adverse weather conditions described above, including those impacting our customers and our operations, such as the physical risk from storms, hurricanes, tornadoes, or floods could become more frequent and/or more severe as a result of climate change. Our Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane or high wind activity and several of our complexes are located in areas that experience extreme weather events. In the last several years, there has been an increase in the frequency and severity of adverse weather conditions, including in the geographic areas where we have operations. Any significant adverse weather event or combination of adverse weather events

CF INDUSTRIES HOLDINGS, INC.

could decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations—any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our operating results fluctuate due to seasonality. Our inability to predict future seasonal fertilizer demand accurately could result in our having excess inventory, potentially at costs in excess of market value.
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for our products in North America occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other fertilizer producers generally manufacture and distribute products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak demand periods. Seasonality is greatest for ammonia due to the short application seasons and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements to build inventory being the highest just prior to the start of the spring planting season.
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
We believe the ability to purchase products on a forward basis is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices due to the expectation of lower prices in the future. In addition, our customers may be unwilling to purchase products on a forward basis due to their limited capital resources. Fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. In periods of rising fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in lower profit margins than if we had not sold fertilizer on a forward basis.
Operational Risks
Our operations are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery of raw materials may adversely affect our business.
We use natural gas and other raw materials in the manufacture of our nitrogen products. We purchase the natural gas and other raw materials from third party suppliers. Our natural gas is transported by pipeline to our facilities by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas or other raw materials may be caused by, among other things, extreme weather or natural disasters, unscheduled downtime, labor difficulties or shortages, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of natural gas or other raw materials, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

CF INDUSTRIES HOLDINGS, INC.

Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on natural gas pipelines to transport raw materials to our manufacturing facilities. In addition, we rely on railroad, barge, truck, vessel and pipeline companies to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards and other sources of disruption, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, unscheduled downtime, labor difficulties or shortages, shutdowns, delays, accidents such as spills and derailments, vessel groundings and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain rail lines, bridges, roadways, pipelines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, such as railroads, have from time to time experienced service delays or shutdowns due to capacity constraints in their systems, operational and maintenance difficulties, blockades, organized labor strikes, weather or safety-related embargoes and delays, and other events, which could impact the shipping of our products and cause disruption in our supply chain.
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
In the United States and Canada, the railroad industry continues various efforts to limit the railroads’ potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads shift liability to shippers by contract, purport to shift liability to shippers by tariff, or otherwise seek to require shippers to indemnify and defend the railroads from and against liabilities (including in negligence, strict liability, or statutory liability) that may arise from certain acts or omissions of the railroads, third parties that may have insufficient resources, or the Company or from unknown causes or acts of god. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, third parties or us, for which our insurance may be insufficient or unavailable. New or more stringent regulatory requirements also could be implemented affecting the equipment used to ship our raw materials or finished products. Restrictions on service, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are reliant on a limited number of key facilities.
Our nitrogen manufacturing facilities are located at eight separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represented approximately 41% of our ammonia production capacity as of December 31, 2022. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Operational disruptions could occur for many reasons, including natural disasters, weather, unplanned maintenance and other manufacturing problems, disease, strikes or other labor unrest or transportation interruptions. For example, our Donaldsonville complex is located in an area of the United States that experiences extreme weather events, including a relatively high level of hurricane or high wind activity, and several of our other complexes are also located in areas that experience extreme weather events. Extreme weather events, including temperature extremes, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to affect adversely the shipping and distribution of our products. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace or have long delivery lead times, due in part to a limited number of suppliers, and could result in operational disruptions.

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
As with most large systems, our information technology systems (and those of our suppliers) have in the past been, and in the future likely will be, subject to computer viruses, malicious codes, unauthorized access and other cyberattacks, and we expect the sophistication and frequency of such attacks to continue to increase. To date, we are not aware of any significant impact on our operations or financial results from such attempts; however, unauthorized access or other types of cyberattacks could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations. Any of the attacks, breaches or other disruptions or damage described above could: interrupt our operations at one or more sites; delay production and shipments; result in the theft of our and our customers’ intellectual property and trade secrets; damage customer and business partner relationships and our reputation; result in legal claims and proceedings, liability and penalties under privacy or other laws, or increased costs for security and remediation; or raise concerns regarding our accounting for transactions. Each of these consequences could adversely affect our business, reputation and our financial statements.
Our business involves the use, storage, and transmission of information about our employees, customers, and suppliers. The protection of such information, as well as our proprietary information, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new requirements and changes to existing requirements. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our employees, customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us or our employees, customers, suppliers or other individuals or entities affected to a risk of loss or misuse of this information, which could ultimately result in litigation and potential legal and financial liability. These events could also damage our reputation or otherwise harm our business.
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
Due to concerns related to terrorism or the potential use of certain nitrogen products as explosives, we are subject to various security laws and regulations. In the United States, these security laws include the Maritime Transportation Security Act of 2002 and the Chemical Facility Anti-Terrorism Standards regulation. In addition, President Obama issued in 2013 Executive Order 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Governmental entities could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers and other nitrogen products. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen products that can be used as explosives. It is possible that governmental entities in the United States or elsewhere could impose additional limitations on the use, sale or distribution of nitrogen products, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in liability for us.

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
Changes in governmental trade policies can lead to the imposition of new taxes, levies, duties, tariffs or quotas affecting agricultural commodities, fertilizer or industrial products. These can alter or impact costs, trade flows, demand for our products, access to raw materials and other supplies, and regional supply and demand balances for our products.
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
We are subject to anti-corruption laws and regulations and economic sanctions programs in various jurisdictions, including the U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, the Canadian Corruption of Foreign Public Officials Act; economic sanctions programs administered by the United Nations, the EU and the Office of Foreign Assets Control of the U.S. Department of the Treasury; and regulations under the Comprehensive Iran Sanctions, Accountability, and Divestment Act of 2010. As a result of doing business internationally, we are exposed to a risk of violating anti-corruption laws and sanctions regulations applicable in those countries where we, our partners or our agents operate. Violations of anti-corruption and sanctions laws and regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. The violation of applicable laws by our employees, consultants, agents or partners could subject us to penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including ammonia, which is highly toxic and can be corrosive, and ammonium nitrate, which is explosive. These hazards include: explosions; fires; extreme weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations for an extended period of time and/or the imposition of civil or criminal penalties and liabilities.
For example, in 2013, a fire and explosion occurred at a fertilizer storage and distribution facility in West, Texas. The incident resulted in 15 fatalities and claims of injuries to approximately 200 people, and damaged or destroyed a number of homes and buildings around the facility. Although we did not own or operate the facility or directly sell our products to the facility, products that we manufactured and sold to others were delivered to the facility and may have been stored at the facility at the time of the incident. We were named as defendants along with other companies in lawsuits alleging various theories of negligence, strict liability, and breach of warranty under Texas law. All but two of the claims, including all wrongful death and personal injury claims, have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

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
As of December 31, 2022, we had approximately $3.0 billion of total funded indebtedness, consisting primarily of unsecured senior notes with varying maturity dates between 2026 and 2044, or approximately 27% of our total capitalization (total debt plus total equity), and an additional $750 million of unsecured senior borrowing availability (reflecting no outstanding borrowings and no outstanding letters of credit) for general corporate purposes under our revolving credit agreement (the Revolving Credit Agreement). Our substantial debt service obligations will have an impact on our earnings and cash flow for so long as the indebtedness is outstanding.
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

CF INDUSTRIES HOLDINGS, INC.

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

As of February 13, 2023, our corporate credit rating by S&P Global Ratings is BBB with a stable outlook; our corporate credit rating by Moody’s Investor Services, Inc. is Baa3 with a stable outlook; and our corporate credit rating with Fitch Ratings, Inc. is BBB with a stable outlook. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, as well as the payment terms that vendors are willing to provide us. Negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt, and could cause vendors to shorten our payment terms, require us to pay in advance for materials or services, or provide letters of credit, security, or other credit enhancements in order to do business with us.
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
The countries in which we operate are in the process of implementing the Base Erosion and Profit Shifting Project (BEPS) of the Organisation for Economic Co-operation and Development (OECD). BEPS is intended to improve tax disclosure and transparency and eliminate structures and activities that could be perceived by a particular country as resulting in tax avoidance. The OECD has partially developed and continues with development of a framework to assist member countries in adopting BEPS related legislation. Each country is permitted to introduce its own legislation to implement the measures contemplated by the BEPS framework. As a number of our business operations are conducted across national borders, we are subject to BEPS.

CF INDUSTRIES HOLDINGS, INC.

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
We may utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material we use in the production of nitrogen-based products. We have used natural gas futures, swaps and option contracts traded in over-the-counter markets or on exchanges. We have also used fixed-price, physical purchase and sales contracts to hedge our exposure to natural gas price volatility. In order to manage our exposure to changes in foreign currency exchange rates, we may from time to time use foreign currency derivatives (primarily forward exchange contracts).
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
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, the EU, Trinidad and other locations, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the introduction of new chemicals or substances into a market; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition and cleanup of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state, provincial, local and international laws. In November 2021, the Infrastructure Investment and Jobs Act reinstated and doubled the Superfund tax on chemicals, including ammonia and nitric acid. These taxes were put in place from July 1, 2022 through December 31, 2031 and apply to all of these domestic and imported products not used as fertilizer.
As a producer of nitrogen products working with hazardous substances, our business faces risks of spills, discharges or other releases of those substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our current facilities or facilities previously owned by us or other acquired businesses, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.
Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety

CF INDUSTRIES HOLDINGS, INC.

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
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. More stringent environmental, health and safety laws and regulations, or a reinterpretation of current laws and regulations, could make it more difficult to obtain necessary governmental permits or approvals. In addition, a focus on the cumulative impact of industrial operations on minority, lower income, and other historically underrepresented and/or disadvantaged communities could impact decisions relating to the issuance of new or renewal of existing permits to the extent that our operations are located in the vicinity of such communities. A decision by a government agency to deny or delay issuing a new or renewed regulatory permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facilities could have a material adverse effect on our ability to continue operations at our facilities and on our business, financial condition, results of operations and cash flows.
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
Our U.K. manufacturing plant is subject to the UK Emissions Trading Scheme (UK ETS), which requires us to hold or obtain emissions allowances corresponding to the GHG emissions from those aspects of our operations that are subject to regulation under the UK ETS. Given the recent development of the UK ETS, and the impact of energy security concerns in Europe, there is substantial uncertainty as to the stability of the price of emission allowances that will be necessary for compliance with the regulations. Our manufacturing plants in the Alberta and Ontario provinces of Canada are subject to federal and provincial regulations that impose a price on excess GHG emissions. These regulations establish carbon dioxide equivalent (CO2e) emissions standards applicable to our facilities in terms of emissions per unit of production, with each province using different formulas for establishing these intensity limits and changes in these limits over time (and federal law applying if provincial plans are not considered sufficiently stringent). If CO2e emissions exceed the applicable limits, the excess emissions must be offset, either through obtaining qualifying emission credits or offsets or by making a payment for each ton of excess emissions. In Canada, emissions are subject to an annual increase in price on CO2 through 2030, and these GHG regulations are becoming more stringent effective January 1, 2023.
Increasing concern over the effects of climate change is driving countries to establish ever more ambitious GHG reduction targets. Approximately 200 countries, including the United States, Canada, the United Kingdom and the members of the EU, have joined the Paris Agreement, an international agreement intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5ºC above pre-industrial levels. Each signatory is required to develop its own national plan to attain this objective. In December 2020, the United Kingdom announced a target to reduce GHG emissions 68% from the baseline year of 1990 levels by 2030. Canada has increased its emissions reduction target under the Paris Agreement to 40-45% (up from 30%) below 2005 levels by 2030. In April 2021, the United States increased its goal to reduce emissions to 50-52% below 2005 levels by 2030. The Biden administration has also issued several executive orders focused on climate change to promote more active management of these issues across the executive branch, including by the EPA and the

CF INDUSTRIES HOLDINGS, INC.

Departments of Agriculture, Interior, Transportation and Treasury, and issued proposed regulations related to methane and other GHG reduction efforts.
The EU reached a provisional agreement in December 2022 to adopt a new carbon border adjustment mechanism that would require importers of certain products, including nitrogen fertilizers, to pay an import tax approximately equal to the costs incurred by EU producers of the products starting in 2026. The EU is seeking to finalize this regulation in the first quarter of 2023. Other governments are also considering border adjustment mechanisms for carbon intensive products. The imposition of any carbon border adjustment taxes may impact investment and trade flows, which could adversely impact our business.
More stringent GHG regulations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. Changes could also be made to tax policies related to decarbonization, electricity generation or clean energy that could impact our business and investment decisions. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.
Strategic Risks
The market for green and blue (low-carbon) ammonia may be slow to develop, may not develop to the size expected or may not develop at all. Moreover, we may not be successful in the development and implementation of our green and blue ammonia projects in a timely or economic manner, or at all, due to a number of factors, many of which are beyond our control.
The market for green and blue (low-carbon) ammonia is developing and evolving, may not develop to the size or at the rate we expect, and is dependent in part on the developing market for green and blue (low-carbon) hydrogen, for which ammonia can serve as a transport and storage mechanism. These markets are heavily influenced by demand for clean energy, technology evolution and federal, state and local government laws, regulations and policies concerning carbon emissions, renewable electricity, clean energy, and corporate accountability in the United States and abroad.
We believe the demand for green and blue ammonia could take several years to materialize and then ten or more years to fully develop and mature, and we cannot be certain that this market or the market for green and blue hydrogen will grow to the size or at the rate we expect or at all. Hydrogen currently accounts for less than 1% of the world’s energy needs.
The recognition and acceptance of green and blue ammonia as a transport and storage mechanism for green and blue hydrogen, the use of green and blue ammonia as a fuel in its own right, the use of green and blue ammonia as a fertilizer, and the development and growth of end market demand and applications for green and blue hydrogen and green and blue ammonia are uncertain and dependent on a number of factors outside of our control. These factors include, among others, the extent to which and rate at which cost competitive global renewable energy capacity increases, the pricing of traditional and alternative sources of energy, the realization of technological improvements required to increase the efficiency and lower the costs of production of green and blue ammonia, the regulatory environment, the rate and extent of infrastructure investment and development which may be affected by the relevant parties’ ability to obtain permits for these investments, the availability of tax benefits and other incentives, the implementation of policy in foreign jurisdictions providing economic support for or otherwise mandating decarbonization and our ability to provide green and blue ammonia offerings cost-effectively. In addition, further development of alternative decarbonization technologies may result in viable alternatives to the use of blue ammonia for many potential decarbonization applications, resulting in lower than expected market demand growth relative to our current expectations. If a sustainable market for green or blue ammonia or hydrogen fails to develop, develops more slowly than we anticipate, or develops in a way that is not viable to serve with our assets and capabilities, we may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan.
Our clean energy strategy also depends on the realization of certain technical improvements required to increase the efficiency and lower the costs of production of green and blue ammonia. Over time, as we seek to convert additional existing facilities to green and blue production and further expand our green and blue ammonia production capacity, we may face operational difficulties and execution risks related to the design, development and construction. If our assumptions about the engineering and project execution requirements necessary to successfully build or convert the facility capacity that we are contemplating and to scale up to larger production quantities prove to be incorrect, we may be unable to produce substantial quantities of green or blue ammonia, and the cost to construct such green and blue ammonia facilities, or the production costs

CF INDUSTRIES HOLDINGS, INC.

associated with the operation of such facilities, may be higher than we project. The production of blue ammonia depends to a large extent upon the ability of third parties to develop class VI carbon sequestration wells, which currently do not exist at large scale and are subject to a permitting process and operational risks, which may result in delays, impact viability in some or all situations, or create long-term liabilities.
Recently, many proposed green and blue ammonia projects have been announced or considered, and future hydrogen, energy, or environmental/carbon policies may support development of additional nitrogen production in locations outside North America, including Europe, Australia, and the Middle East. In the event that the growth in supply of green and blue ammonia and green and blue hydrogen exceeds the growth in demand for those products, the resulting unfavorable supply and demand balance could lead to lower selling prices than we expect, which could negatively affect our business, financial condition, results of operations and cash flows.
We may not be successful in the expansion of our business.
We routinely consider possible expansions of our business, both within the United States and elsewhere. Major investments in our business, including acquisitions, partnerships, joint ventures, business combination transactions or other major investments, such as our green and blue ammonia projects, require significant managerial resources, the diversion of which from our other activities or opportunities may negatively affect the existing operations of our business. We may be unable to identify or successfully compete for certain acquisition targets, which may hinder or prevent us from acquiring a target or completing other transactions. The risks of any expansion of our business through investments, acquisitions, partnerships, joint ventures or business combination transactions may increase due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. In addition, these efforts may require capital resources that could otherwise be used for the improvement and expansion of our existing business. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns or other expected benefits from any future acquisitions, partnerships, joint ventures, business combination transactions or other major investments. Among the risks associated with the pursuit and consummation of acquisitions, partnerships, joint ventures or other major investments or business combinations are those involving:
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
Moreover, legal proceedings or other risks from acquisitions and other business combinations may arise years after a transaction has been completed and may involve matters unrelated to the business acquired. For example, in 2022, we were named along with other parties in certain product liability actions relating to a product containing the herbicide paraquat, which was allegedly sold, manufactured, distributed and/or marketed by Terra Industries Inc. (Terra) before it exited such lines of business, which exit occurred more than ten years before CF Holdings acquired Terra in April 2010.
In addition, most major capital projects are dependent on the availability and performance of engineering firms, construction firms, equipment and material suppliers, transportation providers and other vendors necessary to design and implement those projects on a timely basis and on acceptable terms. Major investments such as capital improvements at our

CF INDUSTRIES HOLDINGS, INC.

facilities are subject to a number of risks, any of which could prevent us from completing capital projects in a timely or economic manner or at all, including, without limitation, cost overruns, non-performance of third parties, the inability to obtain necessary permits or other permitting matters, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, engineering and construction change orders, errors in design, construction or start-up, and other unforeseen difficulties.
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
•conditions in the United States, Europe and other agricultural areas, including the influence of governmental policies and technological developments on the demand for our fertilizer products;
•the volatility of natural gas prices in North America and the United Kingdom;
•weather conditions and the impact of adverse weather events;
•the seasonality of the fertilizer business;
•the impact of changing market conditions on our forward sales programs;
•difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;
•reliance on third party providers of transportation services and equipment;
•our reliance on a limited number of key facilities;
•risks associated with cybersecurity;
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
•risks involving derivatives and the effectiveness of our risk management and hedging activities;
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
•risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required; and
•risks associated with the operation or management of the CHS strategic venture, risks and uncertainties relating to the market prices of the fertilizer products that are the subject of our supply agreement with CHS over the life of the supply agreement, and the risk that any challenges related to the CHS strategic venture will harm our other business relationships.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Information regarding our facilities and properties is included in Item 1. Business—Nitrogen Manufacturing Facilities and Item 1. Business—Storage Facilities and Other Properties.
ITEM 3.    LEGAL PROCEEDINGS.
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety—CERCLA/Remediation Matters and Note 20—Contingencies in the notes to consolidated financial statements included in Item 8 of this report.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “CF.” As of February 13, 2023, there were 689 stockholders of record.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended December 31, 2022:

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
October 1, 2022 - October 31, 2022	1,571,364	(3)	$102.60	1,567,508	$216,978
November 1, 2022 - November 30, 2022	590,567		105.65	590,567	3,154,583
December 1, 2022 - December 31, 2022	328	(4)	103.00	—	3,154,583
Total	2,162,259		103.43	2,158,075
__________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2021 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers.
(2)On November 3, 2021, we announced that our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock from January 1, 2022 through December 31, 2024 (the 2021 Share Repurchase Program). On November 2, 2022, we announced that the Board authorized the repurchase of up to $3 billion of CF Holdings common stock commencing upon completion of the 2021 Share Repurchase Program and effective through December 31, 2025. These share repurchase programs are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs and in Note 18—Stockholders’ Equity, in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
(3)Includes 3,856 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units and performance restricted stock units.
(4)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 6.    [RESERVED]

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons and references to tonnes refer to metric tons. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. For a discussion and analysis of the year ended December 31, 2021 compared to December 31, 2020, you should read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2022. The following is an outline of the discussion and analysis included herein:
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
Our principal assets as of December 31, 2022 include:
•five U.S. nitrogen manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 17—Noncontrolling Interest for additional information on our strategic venture with CHS);
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

CF INDUSTRIES HOLDINGS, INC.

We previously operated a United Kingdom nitrogen manufacturing facility located in Ince. In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our Ince facility. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. See “Market Conditions and Current Developments—United Kingdom Operations,” below, for more information.
Our Commitment to a Clean Energy Economy
We are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and blue ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and blue sources. Our approach includes green ammonia production, which refers to ammonia produced through a carbon-free process, and blue ammonia production, which relates to ammonia produced by conventional processes but with CO2 byproduct removed through carbon capture and sequestration (CCS).
In April 2021, we signed an engineering and procurement contract with thyssenkrupp to supply a 20 MW alkaline water electrolysis plant to produce green hydrogen at our Donaldsonville complex. Construction and installation, which is being managed by us, and is expected to finish in 2023, with an estimated total cost of approximately $100 million. We will integrate the green hydrogen generated by the electrolysis plant into existing ammonia synthesis loops to enable the production of approximately 20,000 tons per year of green ammonia. We believe that the Donaldsonville green ammonia project will be the largest of its kind in North America.
In July 2022, we and Mitsui & Co., Ltd. (Mitsui) signed a joint development agreement for the companies’ proposed plans to construct an export-oriented blue ammonia facility. We and Mitsui continue to progress a front-end engineering and design (FEED) study for the project, and expect to make a final investment decision on the proposed facility in the second half of 2023. Should the companies agree to move forward, the ammonia facility would be constructed at our new Blue Point complex. We acquired the land on the west bank of the Mississippi river in Ascension Parish, Louisiana, for the complex during the third quarter of 2022. Construction and commissioning of a new world-scale ammonia plant typically takes approximately four years from the time construction begins.
We are also exploring opportunities to produce blue ammonia from our existing ammonia production network. We have announced a project with an estimated cost of $200 million to construct a CO2 dehydration and compression facility at our Donaldsonville complex to enable the transport and permanent sequestration of the ammonia process CO2 byproduct. Engineering activities and procurement of major equipment for the facility are in progress, and modification of the site’s existing equipment to allow integration with existing operations has begun. Once the dehydration and compression unit is in service and sequestration is initiated, we expect that the Donaldsonville complex will have the capacity to dehydrate and compress up to 2 million tons per year of CO2, enabling the production of blue ammonia. In October 2022, we announced that we had entered into a definitive CO2 offtake agreement with ExxonMobil to transport and permanently sequester the CO2 from Donaldsonville. Start-up for the project is scheduled for early 2025. Under current regulations, the project would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
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
Historically, global fertilizer demand has been driven primarily by population growth, gross domestic product growth, changes in dietary habits, planted acreage, and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand growth may depend on global economic conditions, farm sector income, weather patterns, the level of global grain stocks relative to consumption, fertilizer application rates, and governmental regulations, including fertilizer subsidies or requirements mandating increased use of bio-fuels or industrial nitrogen products, such as DEF. Geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key exporting/consuming countries, including China, India, Russia and Brazil, among others, often play a major role in shaping near-term market

CF INDUSTRIES HOLDINGS, INC.

fundamentals. The economics of nitrogen-based fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs and availability, government policies and global trade. Raw materials are dependent on energy sources such as natural gas or coal; therefore, supply costs are affected by the supply of and demand for those commodities.
Global Trade in Fertilizer
Profitability of our products within a particular geographic region is determined not only by the relationship between global supply and demand, but also by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of credit, agricultural supply and demand, industrial product demand and policies such as emissions abatement, government support for manufacturers or purchasers and governmental nitrogen product trade policies, including the imposition of duties, tariffs or quotas, that affect foreign trade or investment. The development of additional natural gas reserves in North America over the last decade has decreased natural gas costs in North America relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.
The North American nitrogen fertilizer market for certain nitrogen products is dependent on imports to balance supply and demand, and imports traditionally account for a significant portion of nitrogen fertilizer products consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, Trinidad, North Africa and Russia have been major exporters to North America in recent years.
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
Market Conditions and Current Developments
Geopolitical Environment
Russia’s invasion of Ukraine in February 2022, and the resulting war between Russia and Ukraine, have disrupted global markets for certain commodities, including natural gas, nitrogen fertilizers and certain commodity grains, leading to production curtailments, export reductions and logistical complications involving these commodities. Additionally, energy, financial and transportation sanctions have been announced by U.S., Canadian, European and other governments against Russia in response to the war. Market participants have been adjusting trade flows and manufacturers have been adjusting production levels in response to these factors. Continued market disruption is expected given the uncertainty of the situation. As of the date of filing of this report, nitrogen fertilizers have largely been explicitly exempted from these Russian sanctions by the United States and certain other governments.
As further described below, natural gas is the principal raw material used to produce our nitrogen products. Natural gas is a globally traded commodity that experiences price fluctuations based on supply and demand balances and has been impacted by the recent geopolitical events. European energy markets, which have historically sourced a substantial portion of their natural gas from Russia, have been disrupted by Russia’s invasion of Ukraine and the subsequent reduction of Russian natural gas supply to Europe. This has led to further increases in natural gas prices and natural gas price volatility, which in turn have led to disruptions in manufacturing and distribution activities at other nitrogen manufacturers and suppliers in our industry, resulting in changes in nitrogen product trade flows and reductions in global fertilizer supply. In addition, as discussed under “Market Conditions and Current Developments—United Kingdom Operations,” below, in September 2022, we temporarily idled ammonia production at our Billingham complex due to the high price of natural gas. Several European governments, including the United Kingdom, and the European Union (EU) are seeking to address energy market supply and volatility with a variety of government programs and policy changes. These programs, some of which are evolving and may change over time, may reduce the costs of natural gas in the United Kingdom and, to some extent, the EU but the full impact of these programs remains to be seen.
The geopolitical developments relating to the war in Ukraine have also led to some supply chain disruptions for Russian producers of fertilizer, contributing to reduced global nitrogen fertilizer supply. Prior to its February 2022 invasion of Ukraine, Russia in recent years had been a significant supplier of nitrogen fertilizer products to North America and Europe and a leading exporter of nitrogen fertilizer products globally. Since that invasion, the closure of a pipeline historically transporting ammonia

CF INDUSTRIES HOLDINGS, INC.

from Russia through Ukraine for export has been a large contributor to reduced global exportable ammonia supply. In addition, Russia and Ukraine have been large exporters of commodity grains such as wheat, corn and soybeans. The direct and indirect impacts of the war in Ukraine, and the related uncertainty, have resulted in reduced commodity grain supply from Russia and Ukraine, causing increased prices for grains globally. The increase in commodity grain prices in turn supported strong demand for nitrogen fertilizer in 2022.
These events have further contributed to an already tight global supply and demand balance for nitrogen fertilizers. These factors are causing changes in global trade flows as both manufacturers and customers react to the changing market dynamics. As a result, global nitrogen fertilizer prices remained high and also experienced significant volatility in 2022.
We expect that the recent geopolitical events, and any further government-imposed sanctions or other government actions affecting food or energy security, will continue to have an impact on the supply and demand balance of nitrogen fertilizer products globally and selling prices for our nitrogen fertilizer products, but the ultimate scope and duration of these impacts remain to be seen.
Nitrogen Selling Prices and Sales Volume
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
The selling prices for all of our major products were higher in 2022 than in 2021, driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand and a decrease in global supply availability as higher global energy costs continued to drive lower global operating rates, and exacerbated by the geopolitical environment described above. The average selling price for our products for 2022 and 2021 was $610 per ton and $353 per ton, respectively. The increase in average selling prices of 73% in 2022 from 2021 resulted in an increase in net sales of approximately $4.80 billion.
Our total sales volume was 1% lower in 2022 than in 2021 as lower sales volume in our Ammonia, Other and AN segments was mostly offset by higher sales volume in our Granular Urea and UAN segments. We shipped 18.3 million tons of product in 2022 compared to 18.5 million tons in 2021. The lower sales volume reflects the impact of our Ince facility closure, which is further discussed below.
Sales volume for our products in 2022, 2021 and 2020 is shown in the table below.

	2022		2021		2020
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Ammonia	3,300	$3,090	3,589	$1,787	3,767	$1,020
Granular Urea	4,572	2,892	4,290	1,880	5,148	1,248
UAN	6,788	3,572	6,584	1,788	6,843	1,063
AN	1,594	845	1,720	510	2,216	455
Other	2,077	787	2,318	573	2,322	338
Total	18,331	$11,186	18,501	$6,538	20,296	$4,124

CF INDUSTRIES HOLDINGS, INC.

Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 50% of our production costs in 2022 and 40% of our production costs in 2021.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and the National Balancing Point (NBP), the major trading point for natural gas in the United Kingdom:

	Year ended December 31,
	2022	2021	2020	2022 v. 2021		2021 v. 2020
Natural gas supplemental data (per MMBtu)
Average daily market price of natural gas Henry Hub (Louisiana)	$6.38	$3.82	$1.99	$2.56	67%	$1.83	92%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$24.56	$15.50	$3.20	$9.06	58%	$12.30	384%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. North American natural gas prices during 2022 were higher on average than during 2021 due to tighter supply and demand conditions within the market. Natural gas prices increased steadily through the first half of 2022 as the increase in demand for natural gas for power generation and liquefied natural gas (LNG) exports exceeded production increases. Late in the second quarter of 2022, prices declined as the Freeport LNG facility outage reduced demand for natural gas for LNG exports and allowed natural gas injections to refill storage at an accelerated pace. Record high temperatures in the United States in the summer of 2022 and the limited substitution to coal generation due to high coal prices and available coal supply increased demand for natural gas in the electricity sector, raising natural gas prices to over $9.00 per MMBtu. Natural gas prices decreased late in the third quarter of 2022 due to increasing production, cooler temperatures and above average storage injections. Prices continued to decline during the fourth quarter of 2022 until late December when extreme cold weather covered much of the United States, increasing demand for natural gas for use in residential and commercial heating.
The average daily market price at the Henry Hub was $6.38 per MMBtu for 2022 compared to $3.82 per MMBtu for 2021, an increase of 67%. During 2022, the daily closing price at the Henry Hub reached a low of $3.45 per MMBtu on November 10, 2022 and a high of $9.85 per MMBtu on August 23, 2022. During the three-year period ended December 31, 2022, the daily closing price at the Henry Hub reached a low of $1.34 per MMBtu on September 22, 2020 and three consecutive days in October 2020 and a high of $23.61 per MMBtu on February 18, 2021. The average daily market price of natural gas at the Henry Hub for January 2023 was $3.29 per MMBtu.
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
Our Billingham U.K. nitrogen manufacturing facility is subject to fluctuations associated with the price of natural gas in Europe. Russia’s invasion of Ukraine on February 24, 2022 disrupted European energy markets and threatened security of supply, driving natural gas prices in Europe upward to unprecedented levels. During the second quarter of 2022, the price of natural gas in the United Kingdom declined as Russian natural gas flows via pipeline to Europe generally remained steady despite the ongoing war in Ukraine. European natural gas prices began to increase late in the second quarter of 2022 after the unplanned outage of the Freeport LNG liquefaction terminal in the United States impacted global LNG supply. In the third quarter of 2022, prices continued to increase when Russian natural gas flows to Europe via the Nord Stream 1 pipeline ceased. Natural gas prices began to decrease late in the third quarter of 2022 as natural gas storage levels in continental Europe reached robust levels, although prices remained elevated compared to historical price levels. This trend continued in the fourth quarter of 2022 as Europe experienced a mild start to winter and LNG deliveries to the continent remained elevated, decreasing the risk of natural gas shortages.

CF INDUSTRIES HOLDINGS, INC.

The major natural gas trading point for the United Kingdom is the NBP. The average daily market price at the NBP was $24.56 per MMBtu for 2022 compared to $15.50 per MMBtu for 2021, an increase of 58%. During 2022, the daily closing price at the NBP reached a low of $1.23 per MMBtu on June 10, 2022 and a high of $67.08 per MMBtu on March 8, 2022. During the three-year period ended December 31, 2022, the daily closing price at the NBP reached a low of $1.04 per MMBtu on May 22, 2020, and a high of $67.08 per MMBtu on March 8, 2022. The average daily market price of natural gas at the NBP for January 2023 was $18.93 per MMBtu.
In 2022, the total cost of natural gas used for production at all of our locations, which includes the impact of realized natural gas derivatives, increased 71% to $7.18 from $4.21 per MMBtu in 2021. The cost of natural gas used for production of $4.21 per MMBtu in 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021. The increase in natural gas costs in 2022 as compared to 2021 resulted in a decrease in gross margin of approximately $1.05 billion.
United Kingdom Operations
Starting in the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations. The energy crisis and the geopolitical environment, as discussed above, have continued to evolve since the third quarter of 2021. As a result of these factors, management has taken certain actions relating to our U.K. operations. The following table summarizes the total impact of these factors for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, no impairment or restructuring charges were recognized.

	Year ended December 31,
	2022	2021	2022 v. 2021
	(in millions)
U.K. goodwill impairment	$—	$285	$(285)	(100)%
U.K. long-lived and intangible asset impairment	239	236	3	1%
U.K. operations restructuring	19	—	19	N/M
Total	$258	$521	$(263)	(50)%
___________________________________________________________________________
N/M—Not Meaningful
2021 Impairment
In the first half of 2021, natural gas prices in the United Kingdom had increased to levels that were considered high compared to historical prices, and prices then more than doubled in the third quarter of 2021. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, our Billingham facility resumed operations.
The U.K. energy crisis necessitated evaluations in the third and fourth quarters of 2021 of the long-lived assets, including the definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. These evaluations in 2021 resulted in total goodwill impairment charges of $285 million, and total long-lived and intangible asset impairment charges of $236 million. As of December 31, 2021, after the recognition of the goodwill impairment charges, no goodwill related to our U.K. operations remained.
2022 Impairment and Restructuring
In 2022, we recognized total impairment charges of $239 million and restructuring charges of $19 million, as described below.
In the second quarter of 2022, the long-term outlook deteriorated for nitrogen producers in regions that rely on LNG imports to satisfy natural gas demand. As further described above, natural gas represents a substantial portion of the cost to produce nitrogen products. Natural gas forward prices suggested that nitrogen facilities in the United Kingdom and mainland Europe would be the world’s high-cost marginal producers for the foreseeable future, presenting a challenge to the sustainability of our U.K. operations. In June 2022, due in large part to the nitrogen industry conditions described above, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our

CF INDUSTRIES HOLDINGS, INC.

Ince facility and optimization of the remaining manufacturing operations at our Billingham facility. As a result, in the second quarter of 2022, we recorded total charges of $162 million as follows:
•asset impairment charges of $152 million, primarily consisting of impairment of property, plant and equipment at the Ince facility that is planned for abandonment, and impairment of certain trade name intangible assets; and
•a charge for post-employment benefits of $10 million related to contractual and statutory obligations due to employees whose employment would be terminated in the proposed plan.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise our continuing U.K. operations. As a result, in the third quarter of 2022, we recorded total charges of $95 million as follows:
•asset impairment charges of $87 million related to property, plant and equipment and definite-lived intangible assets at our Billingham complex; and
•a charge for post-employment benefits of $8 million for additional charges primarily related to one-time termination benefits.
In the fourth quarter of 2022, we incurred additional charges related to our U.K. restructuring of $1 million, primarily related to one-time termination benefits. We continue to work with customers, vendors, regulators and others to finalize closure plans of our Ince complex.
The results of our U.K. operations are included in our Ammonia, AN and Other segments, and account for a small portion of our consolidated gross margin. For the year ended December 31, 2022, gross margin generated by our U.K. operations represented approximately 2% of our consolidated gross margin. For the year ended December 31, 2021, our U.K. operations generated negative gross margin representing approximately 1% of our consolidated gross margin. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for further information.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $3.35 billion in 2022 compared to $917 million in 2021, an increase in net earnings of 265%, or $2.43 billion. The increase in net earnings reflects an increase of $3.47 billion in gross margin to $5.86 billion for the year ended December 31, 2022, due primarily to higher average selling prices partially offset by higher natural gas costs.
Average selling prices increased 73% to $610 per ton in 2022 from $353 per ton in 2021, which increased gross margin by $4.80 billion. The cost of natural gas used for production increased 71% to $7.18 per MMBtu from $4.21 per MMBtu in 2021, which reduced gross margin by approximately $1.05 billion.
The increase in average selling prices and higher natural gas costs are more fully described above under “Market Conditions and Current Developments.”
Partially offsetting the increase in gross margin was an increase in the income tax provision of $875 million for the year ended December 31, 2022, to $1.16 billion, due primarily to higher taxable income due to improved profitability.
The year ended December 31, 2022 also includes pre-tax impairment and restructuring charges related to our U.K. operations of $258 million compared to $521 million in the year ended December 31, 2021, which are more fully described under “Market Conditions and Current Developments—United Kingdom Operations,” above.
Diluted net earnings per share attributable to common stockholders increased $12.14 per share, to $16.38 per share in 2022 compared to $4.24 per share in 2021.

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
During the years ended December 31, 2022 and 2021, we reported net earnings attributable to common stockholders of $3.35 billion and $917 million, respectively. In addition to the impact of market conditions discussed above, certain items affected the comparability of our financial results during the years ended December 31, 2022 and 2021. The following table and related discussion outline these items. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	2022		2021
	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)
	(in millions)
Unrealized net mark-to-market loss on natural gas derivatives(2)	$41	$31	$25	$19
Loss on foreign currency transactions, including intercompany loans(3)	28	21	6	5
U.K. operations:
U.K. goodwill impairment	—	—	285	285
U.K. long-lived and intangible asset impairment	239	180	236	178
U.K. operations restructuring	19	14	—	—
Unrealized gain on embedded derivative liability(3)	(14)	(11)	—	—
Pension settlement loss and curtailment gains—net(4)	17	13	—	—
Canada Revenue Agency Competent Authority Matter and Transfer pricing positions:
Interest expense	170	168	—	—
Interest income	(29)	(22)	—	—
Income tax provision(5)	—	65	—	—
Loss on debt extinguishment	8	6	19	15
______________________________________________________________________________
(1)The tax impact is calculated utilizing a marginal effective rate of 23.5% and 23.6% in 2022 and 2021, respectively, except for U.K. long-lived and intangible asset impairments, which reflects the amount of income tax benefit recognized. An income tax benefit for the U.K. goodwill impairment was not recorded as it is nondeductible for income tax purposes.
(2)Included in cost of sales in our consolidated statements of operations.
(3)Included in other operating—net in our consolidated statements of operations.
(4)Included in other non-operating—net in our consolidated statement of operations.
(5)For the year ended December 31, 2022, the after-tax income tax provision amount of $65 million reflects an income tax provision of $70 million, consisting of the $78 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $8 million of income tax benefit referenced below under “Transfer pricing positions,” net of $5 million of income tax provision that is reflected in the after-tax interest expense and interest income amounts shown in this table.
Unrealized net mark-to-market loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In 2022 and 2021, we recognized an unrealized net mark-to-market loss on natural gas derivatives of $41 million and $25 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In 2022 and 2021, we recognized losses on foreign currency transactions of $28 million and $6 million, respectively, which consist of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.

CF INDUSTRIES HOLDINGS, INC.

U.K. operations
In 2022, we recognized total charges related to our U.K. operations of $258 million, consisting primarily of asset impairment charges related to property, plant and equipment at our Billingham and Ince facilities and definite-lived intangible assets. In 2021, we recognized impairment charges of $521 million, including a goodwill impairment charge of $285 million and long-lived and intangible asset impairment charges of $236 million.
See “Market Conditions and Current Developments—United Kingdom Operations,” above; Note 5—United Kingdom Operations Restructuring and Impairment Charges; Note 6—Property, Plant and Equipment—Net; and Note 7—Goodwill and Other Intangible Assets for further information.
Unrealized gain on embedded derivative liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS until the earlier of the date that our credit rating is upgraded to above such levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recorded at fair value and has been recognized on our consolidated balance sheets as an embedded derivative. Beginning in 2016, our credit ratings were below such levels and, as a result, under the terms of the strategic venture, we made an annual payment of $5 million to CHS in the fourth quarter of each year from 2016 through 2021. Our credit rating was upgraded above certain levels in July 2022 by one of the specified credit rating agencies and in October 2022 by another one of the specified credit rating agencies. As a result of these upgrades, in the fourth quarter of 2022, there was a reduction in the fair value of the embedded derivative liability, and we recognized an unrealized gain of $14 million.

Pension settlement loss and curtailment gains—net
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan's projected benefit obligation and plan assets, and we recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss. In the fourth quarter of 2022, the final settlement of the non-participating group annuity contract resulted in a refund of $4 million to us, which decreased the non-cash pre-tax pension settlement loss recognized by $3 million to $21 million. The settlement loss is reflected in other non-operating—net in our consolidated statement of operations for the year ended December 31, 2022.
In October 2022, we remeasured certain of our U.S. and Canadian defined benefit pension plans due to plan amendments resulting from a revision to our North American retirement plan strategy. As a result of these plan amendments, we recognized $4 million of curtailment gains, which are reflected in other non-operating—net in our consolidated statement of operations. See Note 11—Pension and Other Postretirement Benefits for further information for the year ended December 31, 2022.
Canada Revenue Agency Competent Authority Matter
In 2016, the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage deductions. We filed Notices of Objection with respect to the Notices of Reassessment with the CRA and Alberta TRA and posted letters of credit in lieu of paying the additional tax liability assessed. The letters of credit served as security until the matter was resolved, as discussed below. In 2018, the matter, including the related transfer pricing topic regarding the allocation of profits between Canada and the United States, was accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty (the Treaty) by the United States and Canadian competent authorities, and included tax years 2006 through 2011. In the second quarter of 2021, the Company submitted the transfer pricing aspect of the matter into the arbitration process under the terms of the Treaty.
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 was subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $129 million.

CF INDUSTRIES HOLDINGS, INC.

In 2022, as a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $78 million, reflecting the net impact of $129 million of accrued income taxes payable to Canada for tax years 2006 through 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $102 million, primarily reflecting the interest paid to Canada.
See “Liquidity and Capital Resources—Canada Revenue Agency Competent Authority Matter and Transfer Pricing,” below, for additional information.
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, we recorded the following in 2022:
•liabilities for unrecognized tax benefits of $159 million, with a corresponding income tax provision, and accrued interest of $59 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of $188 million, with a corresponding income tax benefit, and accrued interest income of $20 million related to the noncurrent income tax receivables.
In 2022, the impact of these evaluations of transfer pricing positions on our consolidated statement of operations, including $21 million of net deferred income tax provision for other transfer pricing tax effects, was $8 million of income tax benefit and $39 million of net interest expense before tax ($44 million after tax).
See “Liquidity and Capital Resources—Canada Revenue Agency Competent Authority Matter and Transfer Pricing,” below, for additional information.
Loss on debt extinguishment
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the April 2022 redemption of the 2023 Notes was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid for the 2023 Notes redeemed in September 2021 was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
On March 20, 2021, we redeemed in full all of the $250 million outstanding principal amount of the 3.400% senior secured notes due December 2021 (the 2021 Notes) in accordance with the optional redemption provisions in the indenture governing the 2021 Notes. The total aggregate redemption price paid in connection with the March 2021 redemption of 2021 Notes was $258 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $6 million, consisting primarily of the premium paid on the redemption of the $250 million principal amount of the 2021 Notes prior to their scheduled maturity.

CF INDUSTRIES HOLDINGS, INC.

Consolidated Results of Operations
The following table presents our consolidated results of operations and supplemental data:

	Year ended December 31,
	2022	2021	2020(1)	2022 v. 2021		2021 v. 2020
	(in millions, except as noted)
Net sales	$11,186	$6,538	$4,124	$4,648	71%	$2,414	59%
Cost of sales (COS)	5,325	4,151	3,323	1,174	28%	828	25%
Gross margin	5,861	2,387	801	3,474	146%	1,586	198%
Gross margin percentage	52.4%	36.5%	19.4%	15.9%		17.1%
Selling, general and administrative expenses	290	223	206	67	30%	17	8%
U.K. goodwill impairment	—	285	—	(285)	(100)%	285	N/M
U.K. long-lived and intangible asset impairment	239	236	—	3	1%	236	N/M
U.K. operations restructuring	19	—	—	19	N/M	—	—%
Other operating—net	10	(39)	(17)	49	N/M	(22)	(129)%
Total other operating costs and expenses	558	705	189	(147)	(21)%	516	273%
Equity in earnings of operating affiliate	94	47	11	47	100%	36	327%
Operating earnings	5,397	1,729	623	3,668	212%	1,106	178%
Interest expense—net	279	183	161	96	52%	22	14%
Loss on debt extinguishment	8	19	—	(11)	(58)%	19	N/M
Other non-operating—net	15	(16)	(1)	31	N/M	(15)	N/M
Earnings before income taxes	5,095	1,543	463	3,552	230%	1,080	233%
Income tax provision	1,158	283	31	875	309%	252	N/M
Net earnings	3,937	1,260	432	2,677	212%	828	192%
Less: Net earnings attributable to noncontrolling interest	591	343	115	248	72%	228	198%
Net earnings attributable to common stockholders	$3,346	$917	$317	$2,429	265%	$600	189%
Diluted net earnings per share attributable to common stockholders	$16.38	$4.24	$1.47	$12.14	286%	$2.77	188%
Diluted weighted-average common shares outstanding	204.2	216.2	215.2	(12.0)	(6)%	1.0	—%
Dividends declared per common share	$1.50	$1.20	$1.20	$0.30	25%	$—	—%
Natural gas supplemental data (per MMBtu)
Cost of natural gas used for production in COS(2)	$7.18	$4.21	$2.24	$2.97	71%	$1.97	88%
Average daily market price of natural gas Henry Hub (Louisiana)	$6.38	$3.82	$1.99	$2.56	67%	$1.83	92%
Average daily market price of natural gas National Balancing Point (United Kingdom)	$24.56	$15.50	$3.20	$9.06	58%	$12.30	384%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$41	$25	$(6)	$16	64%	$31	N/M
Depreciation and amortization	$850	$888	$892	$(38)	(4)%	$(4)	—%
Capital expenditures	$453	$514	$309	$(61)	(12)%	$205	66%
Sales volume by product tons (000s)	18,331	18,501	20,296	(170)	(1)%	(1,795)	(9)%
Production volume by product tons (000s):
Ammonia(3)	9,807	9,349	10,353	458	5%	(1,004)	(10)%
Granular urea	4,561	4,123	5,001	438	11%	(878)	(18)%
UAN (32%)	6,706	6,763	6,677	(57)	(1)%	86	1%
AN	1,517	1,646	2,115	(129)	(8)%	(469)	(22)%
______________________________________________________________________________
N/M—Not Meaningful
(1)For a discussion and analysis of the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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

CF INDUSTRIES HOLDINGS, INC.

The following is a discussion and analysis of our consolidated results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion and analysis of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
Our net sales increased $4.65 billion, or 71%, to $11.19 billion in 2022 compared to $6.54 billion in 2021 due to a 73% increase in average selling prices, partially offset by a 1% decrease in sales volume.
Average selling prices were $610 per ton in 2022 compared to $353 per ton in 2021, an increase of 73%, due to higher average selling prices across all of our segments, primarily driven by the impact of a tighter global nitrogen supply and demand balance, as a result of strong global demand and decreased global supply availability as higher global energy costs and geopolitical events drove lower global operating rates. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further discussion.
Our sales volume of 18.3 million product tons in 2022 was 1% lower compared to 18.5 million product tons in 2021, as lower sales volume in our Ammonia, Other and AN segments was mostly offset by higher sales volume in our Granular Urea and UAN segments.
Gross ammonia production for 2022 was approximately 9.8 million tons compared to 9.3 million tons in 2021, reflecting a return to a typical level of planned maintenance activities compared to 2021. We expect gross ammonia production for 2023 will be approximately 9.5 million tons, which could be higher or lower depending on operating rates at our Billingham complex.
Cost of Sales
Our cost of sales includes manufacturing costs, purchased product costs, distribution costs and storage costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivatives, maintenance, direct labor, depreciation and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen fertilizers to augment or replace production at our facilities. Distribution costs consist of the cost of freight required to transport finished products from our plants to our distribution facilities, which are recognized in cost of sales when the product is sold to our customers. Storage costs consist of costs incurred prior to final shipment to customers.
Our cost of sales increased $1.17 billion, or 28%, to $5.33 billion in 2022 as compared to $4.15 billion in 2021. The increase in our cost of sales was due primarily to higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $1.05 billion, and higher costs for ammonia purchased from PLNL, our joint venture in Trinidad. In addition, cost of sales in 2021 includes a gain of $112 million on the net settlement of certain natural gas contracts with our suppliers as a result of Winter Storm Uri.
Cost of sales averaged $290 per ton in 2022, a 29% increase from $224 per ton in 2021. The cost of natural gas used for production, including the impact of realized derivatives, increased 71% to $7.18 per MMBtu in 2022 from $4.21 per MMBtu in 2021. The cost of natural gas used for production of $4.21 per MMBtu in 2021 does not include the $112 million gain from the net settlement of certain natural gas contracts in February 2021.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial, IT, and sales functions, as well as certain taxes and insurance and other professional service fees, including those for corporate initiatives.
Selling, general and administrative expenses increased $67 million, or 30%, to $290 million in 2022 from $223 million in 2021. The increase was due primarily to higher costs associated with certain corporate initiatives, including costs related to the development of a new enterprise resource planning system (ERP) for our North American operations as well as costs related to our clean energy strategy. In addition, the increase in selling, general and administrative expenses includes an increase in

CF INDUSTRIES HOLDINGS, INC.

charitable contributions for the initial funding of the CF Industries Foundation and higher stock-based compensation. The CF Industries Foundation is a not-for-profit corporation that we formed in December 2022 to advance our philanthropic goals and develop programs that further our charitable objectives.
U.K. Operations
In 2022, we recognized total charges related to our U.K. operations of $258 million, consisting of $239 million of asset impairment charges primarily related to property, plant and equipment at our Billingham and Ince facilities and definite-lived intangible assets and $19 million of restructuring charges primarily related to post-employment benefits related to contractual and statutory obligations and one-time termination benefits. In 2021, we recognized total charges related to our U.K. operations of $521 million, consisting of goodwill impairment of $285 million and long-lived and intangible asset impairment charges of $236 million.
See “Market Conditions and Current Developments—United Kingdom Operations,” above; Note 5—United Kingdom Operations Restructuring and Impairment Charges; Note 6—Property, Plant and Equipment—Net; and Note 7—Goodwill and Other Intangible Assets for further information.
Other Operating—Net
Other operating—net includes administrative costs that do not relate directly to our central operations. Costs included in “other operating costs” can include foreign currency transaction gains and losses, unrealized gains and losses on foreign currency derivatives, litigation expenses, gains and losses on the disposal of fixed assets and FEED study costs related to a greenfield ammonia production facility.
Other operating—net was $10 million of expense in 2022 compared to $39 million of income in 2021. The expense in 2022 primarily includes a loss on foreign currency transactions of $28 million, which consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested. The loss on foreign currency transactions in 2022 was partially offset by an unrealized gain of $14 million related to an embedded derivative liability. See “Items Affecting Comparability of Results—Unrealized gain on embedded derivative liability,” above, for further information. The income in 2021 includes a gain of $29 million on sales of emission credits. In addition, other operating—net in 2021 includes the amount received under the terms of an agreement with the U.K. government associated with the restart of our Billingham facility, partially offset by a loss on foreign currency transactions of $6 million.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate consists of our 50% ownership interest in PLNL. We include our share of the net earnings from our equity method investment in PLNL as an element of earnings from operations because this investment provides additional production and is integrated with our other supply chain and sales activities. Our share of the net earnings includes the amortization of the increased basis of property, plant and equipment revalued as part of the application of purchase accounting at acquisition.
Equity in earnings of operating affiliate was $94 million in 2022 compared to $47 million in 2021. The increase was due primarily to an increase in the operating results of PLNL as a result of higher ammonia selling prices partially offset by higher natural gas costs.
Interest Expense—Net
Our interest expense—net represents the net of our interest expense and interest income. Interest expense includes interest on our long-term debt, amortization of the related fees required to execute financing agreements, annual fees pursuant to our revolving credit agreement and interest on tax liabilities. Capitalized interest relating to the construction of major capital projects reduces interest expense as the interest is capitalized and amortized over the estimated useful lives of the related assets. Interest income includes amounts earned on our cash, cash equivalents, and investments and any interest earned related to income tax refunds.
Net interest expense increased by $96 million to $279 million in 2022 from $183 million in 2021. The increase was due primarily to $141 million of net interest expense recorded in 2022 related to income tax matters, which are described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above. This increase was partially offset by $33 million of higher interest income on investments and a $20 million decrease in interest on borrowings due to the redemption of senior notes described under “Liquidity and Capital Resources,” below.

CF INDUSTRIES HOLDINGS, INC.

Loss on Debt Extinguishment
Loss on debt extinguishment of $8 million and $19 million in 2022 and in 2021, respectively, is described under “Items Affecting Comparability of Results—Loss on Debt Extinguishment,” above.
Other Non-Operating—Net
Other non-operating—net was $15 million of expense in 2022 compared to $16 million of income in 2021. The $15 million of expense in 2022 was due primarily to a pension settlement loss of $21 million related to the purchase of a non-participating group annuity contract to settle retiree obligations under our primary U.S. defined benefit pension plan and curtailment gains of $4 million related to the remeasurement of certain of our North American defined benefit pension plans due to plan amendments. The pension settlement loss and curtailment gains are described under “Items Affecting Comparability of Results—Pension settlement loss and curtailment gains—net,” above. The $16 million of income in 2021 was due primarily to a gain of $20 million on the sale of EU emission credits that, due to Brexit, could no longer be utilized by our U.K. operations for carbon emission obligations in the United Kingdom.
Income Tax Provision
Our income tax provision for 2022 was $1.16 billion on pre-tax income of $5.10 billion, or an effective tax rate of 22.7%, compared to an income tax provision of $283 million on pre-tax income of $1.54 billion, or an effective tax rate of 18.3%, in 2021.
For 2022, our income tax provision includes $22 million of income tax expense to record a valuation allowance in the United Kingdom, $23 million of income tax benefit for the excess tax benefit related to certain share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, which is described above under “Items Affecting Comparability of Results.”
For 2021, we did not record an income tax benefit related to the goodwill impairment charges described in Note 5—United Kingdom Operations Restructuring and Impairment Charges, as the goodwill impairment charges are non-deductible for income tax purposes. Our income tax provision for 2021 includes a $26 million benefit reflecting the impact of agreement on certain issues related to U.S. federal income tax audits, including a discrete income tax benefit of approximately $15 million due to the reversal of an accrual for unrecognized tax benefits as a result of the effective settlement of the U.S. federal income tax audit for the tax years 2012 through 2016.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for 2022 of 22.7%, which is based on pre-tax income of $5.10 billion, would be 3.0 percentage points higher, or 25.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $591 million. Our effective tax rate for 2021 of 18.3%, which is based on pre-tax income of $1.54 billion, would be 5.3 percentage points higher, or 23.6%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $343 million.
Both 2022 and 2021 were impacted by additional discrete tax items. See Note 10—Income Taxes for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest includes the net earnings attributable to the approximately 11% CHS minority equity interest in CFN, a subsidiary of CF Holdings.
Net earnings attributable to noncontrolling interest increased $248 million, or 72%, to $591 million in 2022 compared to $343 million in 2021 due to higher earnings of CFN driven by higher average selling prices due primarily to a tighter global nitrogen supply and demand balance as higher global energy costs drove lower global operating rates.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders increased 286% to $16.38 per diluted share in 2022 from $4.24 per diluted share in 2021. This increase is due primarily to higher average selling prices, partially offset by higher natural gas costs, and an increase in the income tax provision due primarily to increased profitability. Additionally, net earnings per diluted share increased due to a 6% reduction in the diluted weighted-average common shares outstanding, which declined from 216.2 million shares for 2021 to 204.2 million shares for 2022, due primarily to repurchases of common shares under our share repurchase programs.

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

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Year ended December 31, 2022
Net sales	$3,090	$2,892	$3,572	$845	$787	$11,186
Cost of sales	1,491	1,328	1,489	597	420	5,325
Gross margin	$1,599	$1,564	$2,083	$248	$367	$5,861
Gross margin percentage	51.7%	54.1%	58.3%	29.3%	46.6%	52.4%
Year ended December 31, 2021
Net sales	$1,787	$1,880	$1,788	$510	$573	$6,538
Cost of sales	1,162	992	1,119	475	403	4,151
Gross margin	$625	$888	$669	$35	$170	$2,387
Gross margin percentage	35.0%	47.2%	37.4%	6.9%	29.7%	36.5%
Year ended December 31, 2020
Net sales	$1,020	$1,248	$1,063	$455	$338	$4,124
Cost of sales	850	847	949	390	287	3,323
Gross margin	$170	$401	$114	$65	$51	$801
Gross margin percentage	16.7%	32.1%	10.7%	14.3%	15.1%	19.4%
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment in 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 15—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
The following is a discussion and analysis of our operating results by business segment for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion and analysis of our operating results by business segment for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.

CF INDUSTRIES HOLDINGS, INC.

Ammonia Segment
Our Ammonia segment produces anhydrous ammonia (ammonia), which is the base product that we manufacture, containing 82% nitrogen and 18% hydrogen. The results of our Ammonia segment consist of sales of ammonia to external customers for its nitrogen content as a fertilizer, in emissions control and in other industrial applications. In addition, we upgrade ammonia into other nitrogen products such as granular urea, UAN and AN.
The following table presents summary operating data for our Ammonia segment:

	Year ended December 31,
	2022	2021	2020	2022 v. 2021		2021 v. 2020
	(in millions, except as noted)
Net sales	$3,090	$1,787	$1,020	$1,303	73%	$767	75%
Cost of sales	1,491	1,162	850	329	28%	312	37%
Gross margin	$1,599	$625	$170	$974	156%	$455	268%
Gross margin percentage	51.7%	35.0%	16.7%	16.7%		18.3%
Sales volume by product tons (000s)	3,300	3,589	3,767	(289)	(8)%	(178)	(5)%
Sales volume by nutrient tons (000s)(1)	2,707	2,944	3,090	(237)	(8)%	(146)	(5)%
Average selling price per product ton	$936	$498	$271	$438	88%	$227	84%
Average selling price per nutrient ton(1)	$1,141	$607	$330	$534	88%	$277	84%
Gross margin per product ton	$485	$174	$45	$311	179%	$129	287%
Gross margin per nutrient ton(1)	$591	$212	$55	$379	179%	$157	285%
Depreciation and amortization	$166	$209	$176	$(43)	(21)%	$33	19%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$13	$7	$(2)	$6	86%	$9	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Sales. Net sales in our Ammonia segment increased by $1.30 billion, or 73%, to $3.09 billion in 2022 from $1.79 billion in 2021 due primarily to an 88% increase in average selling prices, partially offset by an 8% decrease in sales volume. Average selling prices increased to $936 per ton in 2022 compared to $498 per ton in 2021. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was lower in 2022 due primarily to more typical fall ammonia applications in 2022 compared to a stronger prior year fall ammonia season.
Cost of Sales. Cost of sales in our Ammonia segment averaged $451 per ton in 2022, a 39% increase from $324 per ton in 2021. The increase is due primarily to higher realized natural gas costs, a higher cost per ton for purchased ammonia from our joint venture in Trinidad and the impact of the $112 million gain in 2021 on the net settlement of certain natural gas contracts as a result of Winter Storm Uri.
Gross Margin.  Gross margin in our Ammonia segment increased by $974 million to $1.60 billion in 2022 from $625 million in 2021, and our gross margin percentage was 51.7% in 2022 compared to 35.0% in 2021. The increase in gross margin was due to an 88% increase in average selling prices, which increased gross margin by $1.51 billion. The increase in average selling prices was partially offset by an increase in realized natural gas costs, which decreased gross margin by $307 million, an 8% decrease in sales volume, which decreased gross margin by $76 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $34 million. In addition, the impact of the $112 million gain on the net settlement of certain natural gas contracts is included in gross margin in 2021. Gross margin also includes the impact of a $13 million unrealized net mark-to-market loss on natural gas derivatives in 2022 compared to a $7 million loss in 2021.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat nitrogen complexes.
The following table presents summary operating data for our Granular Urea segment:

	Year ended December 31,
	2022	2021	2020	2022 v. 2021		2021 v. 2020
	(in millions, except as noted)
Net sales	$2,892	$1,880	$1,248	$1,012	54%	$632	51%
Cost of sales	1,328	992	847	336	34%	145	17%
Gross margin	$1,564	$888	$401	$676	76%	$487	121%
Gross margin percentage	54.1%	47.2%	32.1%	6.9%		15.1%
Sales volume by product tons (000s)	4,572	4,290	5,148	282	7%	(858)	(17)%
Sales volume by nutrient tons (000s)(1)	2,103	1,973	2,368	130	7%	(395)	(17)%
Average selling price per product ton	$633	$438	$242	$195	45%	$196	81%
Average selling price per nutrient ton(1)	$1,375	$953	$527	$422	44%	$426	81%
Gross margin per product ton	$342	$207	$78	$135	65%	$129	165%
Gross margin per nutrient ton(1)	$744	$450	$169	$294	65%	$281	166%
Depreciation and amortization	$272	$235	$270	$37	16%	$(35)	(13)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$13	$6	$(2)	$7	117%	$8	N/M
______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Sales. Net sales in our Granular Urea segment increased $1.01 billion, or 54%, to $2.89 billion in 2022 compared to $1.88 billion in 2021 due primarily to a 45% increase in average selling prices and a 7% increase in sales volume. Average selling prices increased to $633 per ton in 2022 compared to $438 per ton in 2021. The increase in average selling prices was due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume was higher due primarily to higher supply availability resulting from higher production.
Cost of Sales. Cost of sales in our Granular Urea segment averaged $291 per ton in 2022, a 26% increase from $231 per ton in 2021, due primarily to higher realized natural gas costs.
Gross Margin.  Gross margin in our Granular Urea segment increased by $676 million to $1.56 billion in 2022 from $888 million in 2021, and our gross margin percentage was 54.1% in 2022 compared to 47.2% in 2021. The increase in gross margin was driven by a 45% increase in average selling prices, which increased gross margin by approximately $857 million and a 7% increase in sales volume, which increased gross margin by $113 million. These factors that increased gross margin were partially offset by higher realized natural gas costs, which decreased gross margin by $250 million, and a net increase in manufacturing, maintenance and other costs, which reduced gross margin by $37 million. Gross margin also includes the impact of a $13 million unrealized net mark-to-market loss on natural gas derivatives in 2022 compared to a $6 million loss in 2021.

CF INDUSTRIES HOLDINGS, INC.

UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City nitrogen complexes.
The following table presents summary operating data for our UAN segment:

	Year ended December 31,
	2022	2021	2020	2022 v. 2021		2021 v. 2020
	(in millions, except as noted)
Net sales	$3,572	$1,788	$1,063	$1,784	100%	$725	68%
Cost of sales	1,489	1,119	949	370	33%	170	18%
Gross margin	$2,083	$669	$114	$1,414	211%	$555	487%
Gross margin percentage	58.3%	37.4%	10.7%	20.9%		26.7%
Sales volume by product tons (000s)	6,788	6,584	6,843	204	3%	(259)	(4)%
Sales volume by nutrient tons (000s)(1)	2,148	2,075	2,155	73	4%	(80)	(4)%
Average selling price per product ton	$526	$272	$155	$254	93%	$117	75%
Average selling price per nutrient ton(1)	$1,663	$862	$493	$801	93%	$369	75%
Gross margin per product ton	$307	$102	$17	$205	201%	$85	500%
Gross margin per nutrient ton(1)	$970	$322	$53	$648	201%	$269	N/M
Depreciation and amortization	$269	$259	$256	$10	4%	$3	1%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$14	$5	$(2)	$9	180%	$7	N/M
______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Sales. Net sales in our UAN segment increased $1.78 billion, or 100%, to $3.57 billion in 2022 compared to $1.79 billion in 2021 due primarily to a 93% increase in average selling prices and a 3% increase in sales volume. Average selling prices increased to $526 per ton in 2022 compared to $272 per ton in 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The increase in sales volume was due primarily to greater supply availability from higher beginning inventory.
Cost of Sales. Cost of sales in our UAN segment averaged $219 per ton in 2022, a 29% increase from $170 per ton in 2021, due primarily to the impact of higher realized natural gas costs and higher export freight costs.
Gross Margin.  Gross margin in our UAN segment increased by $1.41 billion to $2.08 billion in 2022 from $669 million in 2021, and our gross margin percentage was 58.3% in 2022 compared to 37.4% in 2021. The increase in gross margin was due to a 93% increase in average selling prices, which increased gross margin by $1.77 billion. The impact of higher average selling prices was partially offset by higher realized natural gas costs, which decreased gross margin by $245 million, a net increase in manufacturing, maintenance and other costs, including freight, which reduced gross margin by $95 million, and a change in location product mix, which reduced gross margin by $9 million. Gross margin includes the impact of a $14 million unrealized net mark-to-market loss on natural gas derivatives in 2022 compared to a $5 million loss in 2021.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our Yazoo City and Billingham nitrogen complexes.
The following table presents summary operating data for our AN segment:

	Year ended December 31,
	2022	2021	2020	2022 v. 2021		2021 v. 2020
	(in millions, except as noted)
Net sales	$845	$510	$455	$335	66%	$55	12%
Cost of sales	597	475	390	122	26%	85	22%
Gross margin	$248	$35	$65	$213	N/M	$(30)	(46)%
Gross margin percentage	29.3%	6.9%	14.3%	22.4%		(7.4)%
Sales volume by product tons (000s)	1,594	1,720	2,216	(126)	(7)%	(496)	(22)%
Sales volume by nutrient tons (000s)(1)	545	582	747	(37)	(6)%	(165)	(22)%
Average selling price per product ton	$530	$297	$205	$233	78%	$92	45%
Average selling price per nutrient ton(1)	$1,550	$876	$609	$674	77%	$267	44%
Gross margin per product ton	$156	$20	$29	$136	N/M	$(9)	(31)%
Gross margin per nutrient ton(1)	$455	$60	$87	$395	N/M	$(27)	(31)%
Depreciation and amortization	$61	$77	$100	$(16)	(21)%	$(23)	(23)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$4	$—	$(6)	N/M	$4	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. Shortly thereafter, we restarted production at our Billingham facility. In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our Ince facility. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we temporarily idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location. See the discussion under “Market Conditions and Current Developments—United Kingdom Operations,” above, for further information.
Net Sales. Net sales in our AN segment increased $335 million, or 66%, to $845 million in 2022 from $510 million in 2021 due primarily to a 78% increase in average selling prices, partially offset by a 7% decrease in sales volume. Average selling prices increased to $530 per ton in 2022 compared to $297 per ton in 2021 due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” Sales volume decreased due primarily to lower supply availability as a result of our Ince facility closure.
Cost of Sales. Cost of sales in our AN segment averaged $374 per ton in 2022, a 35% increase from $277 per ton in 2021, due primarily to higher realized natural gas costs.
Gross Margin.  Gross margin in our AN segment increased by $213 million to $248 million in 2022 from $35 million in 2021, and our gross margin percentage was 29.3% in 2022 compared to 6.9% in 2021. The increase in gross margin was due primarily to a 78% increase in average selling prices, which increased gross margin by $382 million, and favorable location product mix, which increased gross margin by $28 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, which decreased gross margin by $175 million and a net increase in manufacturing, maintenance and other costs, which reduced gross margin by $28 million. Gross margin also includes the impact of a $2 million

CF INDUSTRIES HOLDINGS, INC.

unrealized net mark-to-market gain on natural gas derivatives in 2022 compared to a $4 million loss on natural gas derivatives in 2021.
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
The following table presents summary operating data for our Other segment:

	Year ended December 31,
	2022	2021	2020	2022 v. 2021		2021 v. 2020
	(in millions, except as noted)
Net sales	$787	$573	$338	$214	37%	$235	70%
Cost of sales	420	403	287	17	4%	116	40%
Gross margin	$367	$170	$51	$197	116%	$119	233%
Gross margin percentage	46.6%	29.7%	15.1%	16.9%		14.6%
Sales volume by product tons (000s)	2,077	2,318	2,322	(241)	(10)%	(4)	—%
Sales volume by nutrient tons (000s)(1)	408	458	457	(50)	(11)%	1	—%
Average selling price per product ton	$379	$247	$146	$132	53%	$101	69%
Average selling price per nutrient ton(1)	$1,929	$1,251	$740	$678	54%	$511	69%
Gross margin per product ton	$177	$73	$22	$104	142%	$51	232%
Gross margin per nutrient ton(1)	$900	$371	$112	$529	143%	$259	231%
Depreciation and amortization	$67	$87	$68	$(20)	(23)%	$19	28%
Unrealized net mark-to-market loss on natural gas derivatives	$3	$3	$—	$—	—%	$3	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our Ince facility. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. We produced compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium, only at our Ince facility, and closure of this facility has resulted in our discontinuation of the NPK product line. Total sales of NPK products were $15 million in the year ended December 31, 2022 and $47 million in the year ended December 31, 2021. See the discussion under “Market Conditions and Current Developments—United Kingdom Operations,” above, for further information.
Net Sales. Net sales in our Other segment increased $214 million, or 37%, to $787 million in 2022 from $573 million in 2021 due to a 53% increase in average selling prices, partially offset by a 10% decrease in sales volume. Average selling prices increased to $379 per ton in 2022 compared to $247 per ton in 2021, due primarily to the impact of a tighter global nitrogen supply and demand balance, reflecting in part the geopolitical factors described above under “Market Conditions and Current Developments—Geopolitical Environment.” The decrease in sales volume was due primarily to lower NPK and nitric acid sales volumes, as operations at our Ince manufacturing plant have ceased.
Cost of Sales. Cost of sales in our Other segment averaged $202 per ton in 2022, a 16% increase from $174 per ton in 2021, due primarily to higher realized natural gas costs.
Gross Margin.  Gross margin in our Other segment increased by $197 million to $367 million in 2022 from $170 million in 2021, and our gross margin percentage was 46.6% in 2022 compared to 29.7% in 2021. The increase in gross margin was due primarily to a 53% increase in average selling prices, which increased gross margin by $282 million, and a net

CF INDUSTRIES HOLDINGS, INC.

decrease in manufacturing, maintenance and other costs, which increased gross margin by $3 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, which reduced gross margin by $75 million, and a 10% decrease in sales volume, which reduced gross margin by $13 million.
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
Our cash and cash equivalents balance was $2.32 billion at December 31, 2022, an increase of $695 million from $1.63 billion at December 31, 2021. At December 31, 2022, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. See the discussion under “Debt,” below, for further information.
In the second, third and fourth quarters of 2022, quarterly dividends of $0.40 per common share were declared and paid, representing a 33% increase from the quarterly dividend of $0.30 per common share that was declared and paid in the first quarter of 2022.
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
As of December 31, 2022, we repurchased 14.9 million shares under the 2021 Share Repurchase Program for $1.35 billion. We held no shares of treasury stock as of December 31, 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022, which will be accounted for in treasury stock. The impact of this provision will be dependent on the extent of share repurchases made in future periods.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $453 million in 2022 compared to $514 million in 2021 reflecting lower turnaround activity in 2022.

CF INDUSTRIES HOLDINGS, INC.

Capital expenditures in 2023 are estimated to be in the range of $500 to $550 million, which includes capital expenditures related to green and blue ammonia projects. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
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
Canada Revenue Agency Competent Authority Matter and Transfer Pricing
In connection with the Canada Revenue Agency Competent Authority Matter, which is described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter,” in the second half of 2022, we were assessed, and we paid additional tax and interest for tax years 2006 through 2011 of $224 million. As a result, letters of credit we had posted were cancelled. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, we will file amended tax returns with U.S. federal and state tax authorities for the relevant tax years.
As described above under “Items Affecting Comparability of Results—Transfer pricing positions,” we have unrecognized tax benefits recorded in connection with certain tax years subsequent to 2011 that have been reassessed for transfer pricing matters by the Canadian tax authorities. In order to mitigate the assessment of future Canadian interest on these Canadian transfer pricing positions, in the fourth quarter of 2022, we made payments to the Canadian taxing authorities of CAD $363 million (approximately $267 million) related to these reassessed tax years while we continue to dispute the reassessments and for certain years that are open for examination. The payments were recorded as noncurrent income tax receivables. For the amounts ultimately owed and paid to the Canadian tax authorities upon resolution of these tax years, the Company would seek refunds of related taxes paid in the United States.
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
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our Ince facility and optimization of the remaining manufacturing operations at our Billingham facility. As a result, we recognized $152 million of asset impairment charges, primarily related to property, plant and equipment at the Ince facility, and a $10 million charge for post-employment benefits related to contractual and statutory obligations, which are included in the U.K. operations restructuring line item in our consolidated statements of operations. In August 2022, the final restructuring plan was approved, and decommissioning activities were initiated. As a result, in the third and fourth quarters of 2022, we incurred additional charges related to our U.K. restructuring of $9 million, primarily related to one-time termination benefits.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset

CF INDUSTRIES HOLDINGS, INC.

groups that comprise the continuing U.K. operations, which resulted in asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets.
The factors that could lead to the resolution of the U.K. energy crisis, and the timing of any such resolution, are unknown to us. Production of AN and other nitrogen products continues at our Billingham facility using imported ammonia, a portion of which is imported from our other ammonia production sites. Persistence of the current levels of energy costs in the United Kingdom could lead to the continued idling of ammonia production at our Billingham facility. There remains uncertainty regarding the future cost of natural gas and electricity, selling prices for the products we produce in the United Kingdom and U.K. government policy, which could result in, among other things, additional funding to support the cash needs of our U.K. operations and recognition of further losses and could have a material adverse impact on our results of operations and cash flows.
Repatriation of Foreign Earnings and Income Taxes
We have operations in Canada, the United Kingdom and a 50% interest in a joint venture in Trinidad. Historically, the estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. were recognized in our consolidated financial statements as the earnings were recognized, unless the earnings were considered to be permanently reinvested based upon our then current plans. However, the cash payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurred at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings could occur in different periods.
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
As of December 31, 2022, approximately $96 million of our consolidated cash and cash equivalents balance of $2.32 billion was held by our Canadian and United Kingdom subsidiaries. As of December 31, 2022, we recorded a deferred tax liability of $12 million on the undistributed earnings of our Canadian affiliates for which the Company does not have an indefinite reinvestment assertion. We have not provided for deferred taxes on the remainder of undistributed earnings from our foreign affiliates because such earnings would not give rise to additional tax liabilities upon repatriation or are considered to be indefinitely reinvested.

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

CF INDUSTRIES HOLDINGS, INC.

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
As of December 31, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of December 31, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2022 or 2021, or during the year ended December 31, 2022.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have capacity to issue up to $350 million of letters of credit, reflecting an increase of $100 million in May 2022, under a bilateral agreement. As of December 31, 2022, approximately $201 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2022 and 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	December 31, 2022		December 31, 2021
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.665%	$—	$—	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	742	750	742
Total long-term debt		$3,000	$2,965	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million and $8 million as of December 31, 2022 and 2021, respectively, and total deferred debt issuance costs were $28 million and $27 million as of December 31, 2022 and 2021, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Public Senior Notes
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 2023 Notes in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the April 2022 redemption of the 2023 Notes, which was funded with cash on hand, was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.

CF INDUSTRIES HOLDINGS, INC.

On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the $250 million principal amount of the 2023 Notes, which was funded with cash on hand, was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million in the third quarter of 2021, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
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
Under the terms of the indenture governing the 4.500% senior secured notes due 2026 (the 2026 Notes), the 2026 Notes are guaranteed by CF Holdings. Until August 23, 2021, the 2026 Notes were guaranteed by CF Holdings and certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes, on August 23, 2021. Prior to the investment grade rating event, subject to certain exceptions, the obligations under the 2026 Notes and related guarantees were secured by a first priority security interest in collateral consisting of substantially all of the assets of CF Industries, CF Holdings and the subsidiary guarantors. As a result of the investment grade rating event, the liens on the collateral securing the obligations under the 2026 Notes and related guarantees were automatically released on August 23, 2021, and the indenture covenant that had limited dispositions of assets constituting collateral no longer applies.
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

CF INDUSTRIES HOLDINGS, INC.

exercised its option to redeem such notes, CF Industries will be required to offer to repurchase them at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The indenture governing the 2026 Notes contains covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain assets to secure debt, to engage in sale and leaseback transactions, to merge or consolidate with other entities and to sell, lease or transfer all or substantially all of the assets of CF Holdings and its subsidiaries to another entity. The indenture governing the 2026 Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest of the 2026 Notes; failure to comply with other covenants or agreements under the indenture; certain defaults on other indebtedness; the failure of CF Holdings’ guarantee of the 2026 Notes to be enforceable; and specified events of bankruptcy or insolvency. Under the indenture governing the 2026 Notes, in the case of an event of default arising from one of the specified events of bankruptcy or insolvency, the 2026 Notes would become due and payable immediately, and, in the case of any other event of default (other than an event of default related to CF Industries’ and CF Holdings’ reporting obligations), the trustee or the holders of at least 25% in aggregate principal amount of the 2026 Notes then outstanding may declare all of such notes to be due and payable immediately.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported nitrogen selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of December 31, 2022 and 2021, we had $229 million and $700 million, respectively, in customer advances on our consolidated balance sheets.
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
Natural Gas
Natural gas is the principal raw material used to produce nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other products. Expenditures on natural gas are a significant portion of our production costs, representing approximately 50% of our total production costs in 2022. As a result of these factors, natural gas prices have a significant impact on our operating expenses and can thus affect our liquidity. Natural gas costs in our cost of sales, including the impact of realized natural gas derivatives, increased 71% to $7.18 per MMBtu in 2022 from $4.21 per MMBtu in 2021.
We enter into agreements for a portion of our future natural gas supply and related transportation. As of December 31, 2022, our natural gas purchase agreements have terms that range from one to three years and a total minimum commitment of approximately $1.68 billion, and our natural gas transportation agreements have terms that range from one to ten years and a total minimum commitment of approximately $126 million. Our minimum commitments to purchase and transport natural gas are based on prevailing market-based forward prices excluding reductions for plant maintenance and turnaround activities.

CF INDUSTRIES HOLDINGS, INC.

Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. During 2022, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $3.45 per MMBtu on November 10, 2022 and a high of $9.85 per MMBtu on August 23, 2022. During the three-year period ended December 31, 2022, the daily closing price at the Henry Hub reached a low of $1.34 per MMBtu on September 22, 2020 and three consecutive days in October 2020 and a high of $23.61 per MMBtu on February 18, 2021.
Our Billingham U.K. nitrogen manufacturing facility is subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the NBP. During 2022, the daily closing price at the NBP reached a low of $1.23 per MMBtu on June 10, 2022 and a high of $67.08 per MMBtu on March 8, 2022. During the three-year period ended December 31, 2022, the daily closing price at the NBP reached a low of $1.04 per MMBtu on May 22, 2020, and a high of $67.08 per MMBtu on March 8, 2022.
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we temporarily idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location; therefore, our natural gas purchases in the United Kingdom have been insignificant.
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for our nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In 2022 and 2021, we recognized an unrealized net mark-to-market loss on natural gas derivatives of $41 million and $25 million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
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
The ISDA agreements for most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. As of December 31, 2022 and 2021, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $73 million and $31 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates.
As of December 31, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 66.3 million MMBtus. As of December 31, 2021, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus. At both December 31, 2022 and 2021, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Defined Benefit Pension Plans
We contributed $26 million to our pension plans in 2022. In 2023, we expect to contribute approximately $42 million to our pension plans. In addition, we expect to contribute a total of approximately £30 million (or $36 million) to our U.K. plans in the two-year period from 2024 to 2025, as agreed with the plans’ trustees.

CF INDUSTRIES HOLDINGS, INC.

On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan's projected benefit obligation and plan assets and recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss. In the fourth quarter of 2022, the final settlement of the non-participating group annuity contract resulted in a refund of $4 million, which decreased the settlement loss by $3 million to $21 million.
In October 2022, we remeasured certain of our defined benefit pension plans due to plan amendments resulting from a revision to our North American retirement plan strategy. The plan curtailments resulted in a reduction in our benefit obligations of $20 million and curtailment gains of $4 million. See Note 11—Pension and Other Postretirement Benefits for further information.
Distributions on Noncontrolling Interest in CFN
The CFN Board of Managers approved semi-annual distribution payments for the years ended December 31, 2022, 2021 and 2020, in accordance with CFN’s limited liability company agreement, as follows:

Approved and paid	Distribution Period	Distribution Amount (in millions)
First quarter of 2023	Six months ended December 31, 2022	$255
Third quarter of 2022	Six months ended June 30, 2022	372
First quarter of 2022	Six months ended December 31, 2021	247
Third quarter of 2021	Six months ended June 30, 2021	130
First quarter of 2021	Six months ended December 31, 2020	64
Third quarter of 2020	Six months ended June 30, 2020	86
Cash Flows
Net cash provided by operating activities in 2022 was $3.86 billion as compared to $2.87 billion in 2021, an increase of $982 million. The increase in cash flow from operations was due primarily to higher net earnings, partially offset by changes in net working capital. Net earnings in 2022 was $3.94 billion compared to $1.26 billion in 2021. The increase in net earnings was due primarily to an increase in gross margin, driven by higher average selling prices, and a decrease in charges related to our U.K. operations. These factors that increased gross margin were partially offset by increases in natural gas costs, an increase in the income tax provision and an increase in net earnings attributable to noncontrolling interest. During 2022, net changes in working capital reduced cash flow from operations by $900 million, while in 2021, net changes in working capital contributed $448 million to cash flow from operations. The decrease in cash flow from working capital changes was attributable primarily to lower levels of customer advances, higher levels of accounts receivable and an increase in income tax payments in 2022 as compared to 2021.
Net cash used in investing activities was $440 million in 2022 compared to $466 million in 2021, or a decrease of $26 million. During 2022, capital expenditures totaled $453 million compared to $514 million in 2021.
Net cash used in financing activities was $2.70 billion in 2022 compared to $1.46 billion in 2021. The increase was due primarily to share repurchases in 2022 and higher distributions to noncontrolling interest. In 2022, we paid $1.35 billion for share repurchases, including $1 million related to shares repurchased in late 2021 that were paid for in 2022, compared to $539 million for share repurchases in 2021. In 2022, distributions to noncontrolling interest were $619 million compared to $194 million in 2021.

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
 Recoverability of Long-Lived Assets, Goodwill and Investment in Unconsolidated Affiliate
We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and our investment in an unconsolidated affiliate in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include production and sales volumes, selling prices, raw material costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates, capital spending and the impact that future market dynamics and geopolitical events could have on these factors. Judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and our investment in an unconsolidated affiliate is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.
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
We evaluate goodwill for impairment in the fourth quarter at the reporting unit level. Our evaluation generally begins with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further analysis is necessary. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, no further testing is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.
We review property, plant and equipment and other long-lived assets at the asset group level in order to assess recoverability based on expected future undiscounted cash flows. If the sum of the expected future net undiscounted cash flows is less than the carrying value, an impairment loss would be recognized. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the long-lived assets.
During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including further increases and volatility in natural gas prices due in part to geopolitical events as a result of Russia’s invasion of Ukraine in February 2022, triggered a long-lived asset impairment test. The results of this test indicated that no additional long-lived asset impairment existed, as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups, which consisted of U.K. Ammonia, U.K. AN and U.K. Other. Previous impairments of these U.K. asset groups had been recognized in 2021, when the U.K. energy crisis began.
In the second quarter of 2022, the long-term outlook deteriorated for nitrogen producers in regions that rely on LNG imports to satisfy natural gas demand. As result, in the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility. Pursuant to our proposed plan to restructure our U.K. operations and dispose of the Ince facility assets before we originally intended, we concluded that an evaluation of our long-lived assets and an additional impairment test was required. Our assessment then identified the U.K.

CF INDUSTRIES HOLDINGS, INC.

asset groups as U.K. Ammonia, U.K. AN and U.K. Other, comprising our ongoing U.K. operations, and Ince, U.K. In response to this impairment indicator, we compared the undiscounted cash flows expected to result from the use and eventual disposition of the Ince, U.K. asset group to its carrying amount and concluded the carrying amount was not recoverable and should be adjusted to its fair value. As a result, we recorded asset impairment charges related to the Ince, U.K. asset group totaling $152 million, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations for the year ended December 31, 2022 and are further described under “Market Conditions and Current Developments—United Kingdom Operations,” above.
There was no additional asset impairment indicated for the three asset groups that comprise the continuing U.K. operations as the undiscounted estimated future cash flows were in excess of the carrying values for each of these asset groups.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations. The results of our impairment test indicated that the carrying values for our U.K. Ammonia and U.K. AN asset groups exceeded the undiscounted estimated future cash flows. As a result, we recognized asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations for the year ended December 31, 2022. The expected cash flows used in the long-lived asset impairment analysis reflected assumptions about product selling prices and natural gas costs, as well as estimates of future production and sales volumes, operating rates, operating expenses, inflation, tax rates, capital spending and the impact that future market dynamics and geopolitical events could have on these factors.
For the asset groups that comprise the continuing U.K. operations, the fair value of our property, plant and equipment utilized in the long-lived asset impairment analyses was estimated using the indirect method of the cost approach by determining the reproduction cost new, or replacement cost, of the assets and applying appropriate adjustments for depreciation including an inutility adjustment based on the cash flows expected to be generated by those asset groups. For property, plant and equipment within the Ince, U.K. asset group, an asset group planned for abandonment, we first considered use of a market or income-based valuation method. However, given that a secondary market did not exist and the assets had been idled with a planned abandonment and therefore would not generate future cash flows from operations, we estimated the fair value of the asset group by determining the replacement cost of the underlying assets, which included inflationary adjustments to original asset costs, and then adjusting each of the asset categories to an estimated salvage value utilizing industry recognized price publications.
See “Liquidity and Capital Resources—United Kingdom Operations” above, Note 5—United Kingdom Operations Restructuring and Impairment Charges, Note 6—Property, Plant and Equipment—Net and Note 7—Goodwill and Other Intangible Assets for further information.
PLNL is our joint venture investment in Trinidad and operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by the National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture is accounted for under the equity method. The joint venture experienced past curtailments in the supply of natural gas from NGC, which reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and was extended on the same terms until September 2023. Any NGC commitment to supply gas beyond September 2023 will be based on new agreements. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2022 was $74 million.
Projected Benefit Obligations
The projected benefit obligations (PBOs) for our defined benefit pension plans are affected by plan design, actuarial estimates and discount rates. Key assumptions that affect our PBO are discount rates and, in addition for our United Kingdom plans, inflation rates, including an adjusted U.K. retail price index (RPI).
The December 31, 2022 PBO was computed based on a weighted-average discount rate of 5.1% for our North America plans and 4.8% for our United Kingdom plans, which were based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31, 2022. Declines in comparable bond yields would increase our PBO. For our United Kingdom plans, the 3.2% RPI used to

CF INDUSTRIES HOLDINGS, INC.

calculate our PBO is developed using a U.K. government gilt prices only retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For North America qualified pension plans, our PBO was $274 million as of December 31, 2022, which was $1 million higher than pension plan assets. For our United Kingdom pension plans, our PBO was $347 million as of December 31, 2022, which was $27 million higher than pension plan assets. The tables below estimate the impact of a 50 basis point increase or decrease in the key assumptions on our December 31, 2022 PBO:

	Increase/(Decrease) in December 31, 2022 PBO
	North America Plans		United Kingdom Plans
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(15)	$17	$(21)	$23
RPI	N/A	N/A	13	(11)
See Note 11—Pension and Other Postretirement Benefits for further discussion of our pension plans.
Income Taxes
We are subject to the income tax laws of the many jurisdictions in which we operate, and we recognize expense, assets and liabilities based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. These tax laws are complex, and how they apply to our facts is sometimes open to interpretation. We recognize the effect of income tax positions only if sustaining those positions is more likely than not. Tax positions that meet the more likely than not recognition threshold but are not highly certain are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement with the taxing authority. Differences in interpretation of the tax laws and regulations, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits, can result in differences in taxes paid, which may be higher or lower than our estimates. The judgments made at a point in time may change from previous conclusions based on the outcome of tax audits, as well as changes to, or further interpretations of, tax laws and regulations, and these changes could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We adjust our income tax provision in the period in which these changes occur. As of December 31, 2022, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $243 million.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of December 31, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of December 31, 2022 and 2021, we had open derivative contracts for 66.3 million MMBtus and 60.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2022 would result in a favorable change in the fair value of these derivative positions of $39 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $39 million.
From time to time, we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of December 31, 2022, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of December 31, 2022, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.76 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2022 or 2021, or during 2022 or 2021.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

CF INDUSTRIES HOLDINGS, INC.

Measurements of projected benefit obligations
As discussed in Note 11 to the consolidated financial statements, the Company’s projected benefit obligation (PBO) associated with its defined benefit pension plans established in North America and the United Kingdom was $274 million and $347 million, respectively, as of December 31, 2022. The Company’s PBO represents an actuarially determined estimate of the present value of the future benefit payments attributed to past service under its pension plans to the beneficiaries of those plans. In addition to measuring the PBO as of December 31, 2022, a remeasurement of the PBO was done in July 2022 when the Company entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transferred approximately $375 million of its primary U.S. defined benefit pension plan’s PBO to the insurance company. Determining the PBO requires the Company to make assumptions, including the selection of a discount rate for each of the North American and United Kingdom plans and assumptions relating to inflationary increases, including but not limited to an adjusted retail price index (RPI) for the United Kingdom plans. The selected discount rates and adjusted RPI are then applied to these future benefit payments in determining the present value of those obligations.

We identified the evaluation of the Company’s PBO measurements in July 2022 and as of December 31, 2022 to be a critical audit matter. Specialized skills were needed to evaluate the assumptions regarding the discount rates utilized in the measurement of the PBO for each of the North American and United Kingdom plans and the adjusted RPI utilized in the measurement of the PBO for the Company’s United Kingdom plans. In addition, a high degree of auditor judgment was required to evaluate these discount rates and the adjusted RPI, as minor changes to these assumptions could have had a significant impact on the PBO.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension accounting process, including controls related to the determination of discount rates and adjusted RPI assumptions. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•developing an understanding and assessing the methods used by the Company’s actuaries to develop the discount rates and adjusted RPI
•evaluating the relevance and reliability of information used by the Company’s actuaries in the development of the discount rates and the adjusted RPI
•evaluating the North American discount rates’ period over period change using market trends based on published yield curves and indices
•recalculating the Company’s single equivalent discount rate using the PBO cash flows and the Company’s actuaries’ proprietary yield curve for the North American discount rates
•independently developing a single equivalent discount rate using the PBO cash flows and publicly available yield curves for the North American pension plans, and comparing that to the Company’s selected discount rates for North America
•developing discount rates using publicly available yield curves for the United Kingdom, adjusted for the assessment of the timing of payments expected to be made to beneficiaries under the Company’s pension plans, and comparing those to the Company’s selected discount rates for the United Kingdom
•developed an inflationary factor using published spot rate projection based on the assessment of the timing of payments expected to be made to beneficiaries under the Company’s pension plans within the United Kingdom, and comparing that to the Company’s adjusted RPI.
Salvage values of property, plant, and equipment at the Ince facility
As discussed in Notes 2, 5, and 6 to the consolidated financial statements, the Company recognized long-lived asset impairment charges of $152 million in the year ended December 31, 2022, including $135 million of property, plant, and equipment impairment related to the restructuring of its operations within the United Kingdom. The United Kingdom restructuring plan included a planned permanent closure of the Company’s Ince facility, which was akin to a decision to dispose of a long-lived asset (group) before the initially intended date and therefore it was determined to be an indicator of impairment. In response to this impairment indicator, the Company compared the undiscounted cash flows expected to result from the use and eventual disposition of the Ince asset group to its carrying amount and concluded the carrying amount was not recoverable and should be adjusted to its fair value. The Company estimated fair value based on the salvage value of its Ince asset group by determining the replacement cost of the underlying assets and then adjusting each of the asset categories to an estimated salvage value. The

CF INDUSTRIES HOLDINGS, INC.

Company considered, but did not rely upon, a market or income based fair value approach as there was not an active secondary market for the Ince assets nor was the property generating future cash flows from operations. Salvage values were estimated using industry recognized price publications.
We identified the evaluation of the estimated salvage value of the Ince asset group as a critical audit matter. Subjective auditor judgment was required to evaluate the selection of the valuation approach and assumptions used by the Company to estimate the fair value of these long-lived assets. Key assumptions made by the Company include inflationary adjustments to original asset costs to arrive at replacement costs and salvage value adjustment factors applied to asset replacement costs. Changes to these assumptions could have had a significant impact on the fair value of the Ince asset group and, as a result, on the amount of the impairment charges recognized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived assets impairment process, including controls related to the selection of the valuation approach and assumptions used to estimate salvage values as noted above. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s assertion that the cost approach represented the highest and best use of the Ince asset group, by considering whether an active secondary market existed for the Ince assets and whether sufficient income was attributable to the property on an in-use basis
•evaluating inflationary adjustments to original asset costs used in the replacement cost estimates by comparing them to publicly available inflationary indices
•evaluating the estimated salvage value adjustment factors by comparing them to industry recognized price publications.

(signed) KPMG LLP

We have served as the Company’s auditor since 1983.
Chicago, Illinois
February 23, 2023

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Net sales	$11,186	$6,538	$4,124
Cost of sales	5,325	4,151	3,323
Gross margin	5,861	2,387	801
Selling, general and administrative expenses	290	223	206
U.K. goodwill impairment	—	285	—
U.K. long-lived and intangible asset impairment	239	236	—
U.K. operations restructuring	19	—	—
Other operating—net	10	(39)	(17)
Total other operating costs and expenses	558	705	189
Equity in earnings of operating affiliate	94	47	11
Operating earnings	5,397	1,729	623
Interest expense	344	184	179
Interest income	(65)	(1)	(18)
Loss on debt extinguishment	8	19	—
Other non-operating—net	15	(16)	(1)
Earnings before income taxes	5,095	1,543	463
Income tax provision	1,158	283	31
Net earnings	3,937	1,260	432
Less: Net earnings attributable to noncontrolling interest	591	343	115
Net earnings attributable to common stockholders	$3,346	$917	$317
Net earnings per share attributable to common stockholders:
Basic	$16.45	$4.27	$1.48
Diluted	$16.38	$4.24	$1.47
Weighted-average common shares outstanding:
Basic	203.3	215.0	214.9
Diluted	204.2	216.2	215.2
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2022	2021	2020
	(in millions)
Net earnings	$3,937	$1,260	$432
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	(38)	3	44
Derivatives—net of taxes	(1)	—	(1)
Defined benefit plans—net of taxes	66	60	3
	27	63	46
Comprehensive income	3,964	1,323	478
Less: Comprehensive income attributable to noncontrolling interest	591	343	115
Comprehensive income attributable to common stockholders	$3,373	$980	$363
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,323	$1,628
Accounts receivable—net	582	497
Inventories	474	408
Prepaid income taxes	215	4
Other current assets	79	56
Total current assets	3,673	2,593
Property, plant and equipment—net	6,437	7,081
Investment in affiliate	74	82
Goodwill	2,089	2,091
Operating lease right-of-use assets	254	243
Other assets	786	285
Total assets	$13,313	$12,375
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$575	$565
Income taxes payable	3	24
Customer advances	229	700
Current operating lease liabilities	93	89
Other current liabilities	95	54
Total current liabilities	995	1,432
Long-term debt	2,965	3,465
Deferred income taxes	958	1,029
Operating lease liabilities	167	162
Other liabilities	375	251
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2022—195,604,404 shares issued and 2021—207,603,940 shares issued	2	2
Paid-in capital	1,412	1,375
Retained earnings	3,867	2,088
Treasury stock—at cost, 2022—0 shares and 2021—27,962 shares	—	(2)
Accumulated other comprehensive loss	(230)	(257)
Total stockholders’ equity	5,051	3,206
Noncontrolling interest	2,802	2,830
Total equity	7,853	6,036
Total liabilities and equity	$13,313	$12,375
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance as of December 31, 2019	$2	$—	$1,303	$1,958	$(366)	$2,897	$2,740	$5,637
Net earnings	—	—	—	317	—	317	115	432
Other comprehensive income	—	—	—	—	46	46	—	46
Purchases of treasury stock	—	(100)	—	—	—	(100)	—	(100)
Retirement of treasury stock	—	107	(17)	(90)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	2	6	—	—	8	—	8
Stock-based compensation expense	—	—	25	—	—	25	—	25
Cash dividends ($1.20 per share)	—	—	—	(258)	—	(258)	—	(258)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(174)	(174)
Balance as of December 31, 2020	$2	$(4)	$1,317	$1,927	$(320)	$2,922	$2,681	$5,603
Net earnings	—	—	—	917	—	917	343	1,260
Other comprehensive income	—	—	—	—	63	63	—	63
Purchases of treasury stock	—	(540)	—	—	—	(540)	—	(540)
Retirement of treasury stock	—	554	(58)	(496)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	1	65	—	—	66	—	66
Stock-based compensation expense	—	—	30	—	—	30	—	30
Cash dividends ($1.20 per share)	—	—	—	(260)	—	(260)	—	(260)
Deferred tax related to noncontrolling interest	—	—	21	—	—	21	—	21
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(194)	(194)
Balance as of December 31, 2021	$2	$(2)	$1,375	$2,088	$(257)	$3,206	$2,830	$6,036
Net earnings	—	—	—	3,346	—	3,346	591	3,937
Other comprehensive income	—	—	—	—	27	27	—	27
Purchases of treasury stock	—	(1,346)	—	—	—	(1,346)	—	(1,346)
Retirement of treasury stock	—	1,370	(109)	(1,261)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	1	105	—	—	106	—	106
Stock-based compensation expense	—	—	41	—	—	41	—	41
Cash dividends ($1.50 per share)	—	—	—	(306)	—	(306)	—	(306)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(619)	(619)
Balance as of December 31, 2022	$2	$—	$1,412	$3,867	$(230)	$5,051	$2,802	$7,853
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating Activities:
Net earnings	$3,937	$1,260	$432
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	850	888	892
Deferred income taxes	(107)	(196)	(74)
Stock-based compensation expense	41	30	25
Loss on debt extinguishment	8	19	—
Unrealized net loss (gain) on natural gas derivatives	41	25	(6)
(Gain) loss on embedded derivative	(14)	1	3
U.K. goodwill impairment	—	285	—
U.K. long-lived and intangible asset impairment	239	236	—
Pension settlement loss and curtailment gains	17	—	—
Gain on sale of emission credits	(6)	(49)	—
Loss on disposal of property, plant and equipment	2	3	15
Undistributed earnings of affiliate—net of taxes	(1)	(6)	(1)
Changes in:
Accounts receivable—net	(110)	(235)	(19)
Inventories	(93)	(123)	27
Accrued and prepaid income taxes	(227)	94	8
Accounts payable and accrued expenses	1	142	(15)
Customer advances	(471)	570	11
Other—net	(252)	(71)	(67)
Net cash provided by operating activities	3,855	2,873	1,231
Investing Activities:
Additions to property, plant and equipment	(453)	(514)	(309)
Proceeds from sale of property, plant and equipment	1	1	2
Distributions received from unconsolidated affiliate	6	—	6
Insurance proceeds for property, plant and equipment	—	—	2
Purchase of investments held in nonqualified employee benefit trust	(1)	(13)	—
Proceeds from sale of investments held in nonqualified employee benefit trust	1	12	—
Purchase of emission credits	(9)	(10)	—
Proceeds from sale of emission credits	15	58	—
Net cash used in investing activities	(440)	(466)	(299)
Financing Activities:
Payments of long-term borrowings	(507)	(518)	—
Proceeds from short-term borrowings	—	—	500
Repayments of short-term borrowings	—	—	(500)
Payment to CHS related to credit provision	—	(5)	(5)
Financing fees	(4)	—	—
Dividends paid on common stock	(306)	(260)	(258)
Distributions to noncontrolling interest	(619)	(194)	(174)
Purchases of treasury stock	(1,347)	(539)	(100)
Proceeds from issuances of common stock under employee stock plans	106	64	5
Cash paid for shares withheld for taxes	(23)	(11)	(10)
Net cash used in financing activities	(2,700)	(1,463)	(542)
Effect of exchange rate changes on cash and cash equivalents	(20)	1	6
Increase in cash and cash equivalents	695	945	396
Cash and cash equivalents at beginning of period	1,628	683	287
Cash and cash equivalents at end of period	$2,323	$1,628	$683
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
Our principal assets as of December 31, 2022 include:
•five U.S. nitrogen manufacturing facilities, located in Donaldsonville, Louisiana; Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 17—Noncontrolling Interest for additional information on our strategic venture with CHS;
•two Canadian nitrogen manufacturing facilities, located in Medicine Hat, Alberta and Courtright, Ontario;
•a United Kingdom nitrogen manufacturing facility, located in Billingham;
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
We own approximately 89% of the membership interests in CFN and consolidate CFN in our financial statements. CHS’ minority equity interest in CFN is included in noncontrolling interest in our consolidated financial statements. See Note 17—Noncontrolling Interest for additional information.

CF INDUSTRIES HOLDINGS, INC.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, plant closure and asset retirement obligations, the cost of emission credits required to meet environmental regulations, the cost of customer incentives, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves and the assessment of the realizability of deferred tax assets, measurement of the fair values of investments for which markets are not active, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans and the valuation of stock-based compensation awards granted to employees.
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
Investments
Short-term investments and noncurrent investments are accounted for primarily as available-for-sale securities reported at fair value. Changes in the fair value of available-for-sale debt securities are recognized in other comprehensive income. Changes in the fair value of available-for-sale equity securities are recognized through earnings. The carrying values of short-term investments, if any, approximate fair values because of the short maturities and the highly liquid nature of these investments.
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
Investment in Unconsolidated Affiliate
The equity method of accounting is used for our investment in an affiliate that we do not consolidate, but over which we have the ability to exercise significant influence. Our equity method investment for which the results are included in operating earnings consists of our 50% ownership interest in PLNL, which operates an ammonia production facility in Trinidad. Our share of the net earnings from this investment is reported as an element of earnings from operations because PLNL’s operations

CF INDUSTRIES HOLDINGS, INC.

provide additional production and are integrated with our supply chain and sales activities in the Ammonia segment. See Note 8—Equity Method Investment for additional information.
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
Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to five years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities and included in capital expenditures in our consolidated statements of cash flows. See Note 6—Property, Plant and Equipment—Net for additional information.
Recoverability of Long-Lived Assets
We review property, plant and equipment and other long-lived assets at the asset group level in order to assess recoverability based on expected future undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future net undiscounted cash flows is less than the carrying value, an impairment loss would be recognized. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset. For property, plant and equipment that is planned for abandonment, we first consider a market or income-based valuation method. In situations where a secondary market does not exist and the assets have been idled and planned for abandonment and therefore will not generate future cash flows from operations, we estimate a salvage value for those assets. See Note 5—United Kingdom Operations Restructuring and Impairment Charges and Note 6—Property, Plant and Equipment—Net for additional information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. Our evaluation generally begins with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, we perform a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

CF INDUSTRIES HOLDINGS, INC.

Our intangible assets are presented in other assets on our consolidated balance sheets. See Note 5—United Kingdom Operations Restructuring and Impairment Charges and Note 7—Goodwill and Other Intangible Assets for additional information regarding our goodwill and other intangible assets.
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
Emission Credits
Emission credits may be generated by or granted to us through emissions trading systems or other regulatory programs. From time to time, we may also purchase emission credits. We have elected to account for emission credits using the intangible asset model. Under this model, emission credits that are purchased are measured at their cost basis and tested for impairment annually. We do not recognize any internally generated emission credits under the intangible asset model until a monetary transaction occurs, such as a sale of the emission credits. If a facility exceeds regulatory emissions allowance levels and offsetting credits are not held by us, our obligation is recognized as an operating expense and a liability at the fair value of the emissions allowance deficit.
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
3.   Revenue Recognition
Our performance obligations under a customer contract correspond to each shipment of product that we make to our customer under the contract. As a result, each contract may have more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. When we enter into a contract with a customer, we are obligated to provide the product in that contract during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. When we arrange delivery of the product and control of the product transfers upon loading, we recognize freight revenue, which was $91 million for 2022, and not material for 2021 and 2020.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For 2022, 2021 and 2020, the total amount of revenue for these contracts was $65 million, $92 million and $44 million, respectively.
From time to time, we will enter the marketplace to purchase product in order to satisfy the obligations of our customer contracts. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investment, we have transactions in the normal course of business with PLNL, reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Other than products purchased from PLNL, products purchased in the marketplace in order to satisfy the obligations of our customers were not material during 2022, $68 million for 2021 and not material for 2020.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Returns of our product by our customers are permitted only when the product is not to specification. Returns were not material during 2022, 2021 or 2020.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at December 31, 2022 and 2021 were not material.
Revenue Disaggregation
We track our revenue by product and by geography. See Note 21—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for 2022, 2021 and 2020:

CF INDUSTRIES HOLDINGS, INC.

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Year ended December 31, 2022
North America	$2,659	$2,722	$2,930	$294	$605	$9,210
Europe and other	431	170	642	551	182	1,976
Total revenue	$3,090	$2,892	$3,572	$845	$787	$11,186
Year ended December 31, 2021
North America	$1,575	$1,880	$1,667	$212	$400	$5,734
Europe and other	212	—	121	298	173	804
Total revenue	$1,787	$1,880	$1,788	$510	$573	$6,538
Year ended December 31, 2020
North America	$874	$1,183	$998	$197	$235	$3,487
Europe and other	146	65	65	258	103	637
Total revenue	$1,020	$1,248	$1,063	$455	$338	$4,124
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For 2022, 2021 and 2020, the amount of customer bad debt expense recognized was not material.
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
As of December 31, 2022 and 2021, we had $229 million and $700 million, respectively, in customer advances on our consolidated balance sheets. The decrease in the balance of customer advances was due primarily to our customers delaying fertilizer transactions at the end of 2022 in anticipation that prices in the future would be lower than the current prices. During 2022, all of our customer advances that were recorded as of December 31, 2021 were recognized as revenue.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of December 31, 2022, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $1.2 billion. We expect to recognize approximately 45% of these performance obligations as revenue in 2023, approximately 28% as revenue during 2024-2026, approximately 12% as revenue during 2027-2029, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $335 million as of December 31, 2022. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2022 will be satisfied in 2023.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have elected the practical expedient and not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also elected the practical expedient to not capitalize any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during 2022, 2021 or 2020.

CF INDUSTRIES HOLDINGS, INC.

4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$3,346	$917	$317
Basic earnings per common share:
Weighted-average common shares outstanding	203.3	215.0	214.9
Net earnings attributable to common stockholders	$16.45	$4.27	$1.48
Diluted earnings per common share:
Weighted-average common shares outstanding	203.3	215.0	214.9
Dilutive common shares—stock-based awards	0.9	1.2	0.3
Diluted weighted-average common shares outstanding	204.2	216.2	215.2
Net earnings attributable to common stockholders	$16.38	$4.24	$1.47
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero, 0.9 million and 3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
5. United Kingdom Operations Restructuring and Impairment Charges
2021 Impairment
During the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas. In the first half of 2021, natural gas prices had increased to levels that were considered high compared to historical prices, and prices then more than doubled within the third quarter of 2021. On September 15, 2021, we announced the halt of operations at both our Ince and Billingham manufacturing facilities in the United Kingdom due to negative profitability driven by the high cost of natural gas. The halt of operations at our U.K. plants impacted the availability of certain products in the United Kingdom, including carbon dioxide, which is a byproduct of ammonia production. Due to the critical nature of carbon dioxide to certain industries in the United Kingdom, we entered into an interim agreement with the U.K. government and resumed production of ammonia at the Billingham facility in order to produce carbon dioxide. During the interim period, we entered into new carbon dioxide pricing and offtake agreements with our customers, which had an initial term through January 31, 2022. The amount received under the terms of the interim agreement with the U.K. government was not material.
The U.K. energy crisis necessitated an evaluation of the long-lived assets, including definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. We performed the impairment evaluations on the U.K. Ammonia, U.K. AN and U.K. Other asset groups’ long-lived assets, including definite-lived intangible assets, and the U.K. Ammonia, U.K. AN and U.K. Other reporting units’ goodwill as of September 30, 2021. Our assets groups are the same as our reporting units. Based on these analyses, we concluded that a decline in fair value below carrying value had occurred, and we recognized impairment charges of $495 million in the third quarter of 2021, consisting of long-lived and intangible asset impairment charges of $236 million and a goodwill impairment charge of $259 million.
In the fourth quarter of 2021, natural gas prices in the United Kingdom continued to rise, which triggered an additional impairment test of long-lived assets and goodwill and resulted in an additional goodwill impairment charge of $26 million. The results of our long-lived asset impairment test indicated that no additional long-lived asset impairment existed, as the undiscounted cash flows were in excess of the carrying values for each of the U.K. asset groups.
For the full year ended December 31, 2021, these evaluations resulted in total impairment charges of $521 million, consisting of goodwill impairment of $285 million and long-lived and intangible asset impairment of $236 million. As of December 31, 2021, no goodwill related to our U.K. reporting units remained.

CF INDUSTRIES HOLDINGS, INC.

2022 Impairment and Restructuring
During the first quarter of 2022, we concluded that the continued impacts of the U.K. energy crisis, including further increases and volatility in natural gas prices due in part to geopolitical events as a result of Russia’s invasion of Ukraine in February 2022, triggered an additional long-lived asset impairment test. The results of this test indicated that no additional long-lived asset impairment existed, as the undiscounted estimated future cash flows were in excess of the carrying values for each of the U.K. asset groups.
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021, and optimization of the remaining manufacturing operations at our Billingham facility. Pursuant to our proposed plan to restructure our U.K. operations and dispose of the Ince facility assets before we originally intended, we concluded that an evaluation of our long-lived assets and an additional impairment test was required. Our assessment then identified the U.K. asset groups as U.K. Ammonia, U.K. AN and U.K. Other, comprising our ongoing U.K. operations, and Ince, U.K. In response to this impairment indicator, we compared the undiscounted cash flows expected to result from the use and eventual disposition of the Ince, U.K. asset group to its carrying amount and concluded the carrying amount was not recoverable and should be adjusted to its fair value. As a result, in the second quarter of 2022, we recorded total charges of $162 million related to the Ince facility as follows:
•asset impairment charges of $152 million consisting of the following:
◦an impairment charge of $135 million related to property, plant and equipment that is planned for abandonment at the Ince facility, including a liability of approximately $9 million for the costs of certain asset retirement activities related to the Ince site;
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

There was no additional asset impairment indicated for the three asset groups that comprise the continuing U.K. operations as the undiscounted estimated future cash flows were in excess of the carrying values for each of these asset groups.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations. The results of our impairment test indicated that the carrying values for our U.K. Ammonia and U.K. AN asset groups exceeded the undiscounted estimated future cash flows. As a result, we recognized asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets.
In August 2022, the final restructuring plan for our U.K. operations was approved, and decommissioning activities were initiated. As a result, in the third quarter of 2022, we incurred additional charges related to our U.K. restructuring of $8 million, primarily related to one-time termination benefits. In the fourth quarter of 2022, we incurred additional charges related to our U.K. restructuring of $1 million, primarily related to one-time termination benefits.
For the full year ended December 31, 2022, as a result of the above, we recognized total impairment and restructuring charges of $258 million, consisting of long-lived and intangible asset impairment charges of $239 million and restructuring charges of $19 million.
As of December 31, 2022, amounts accrued related to the final restructuring plan for our U.K. operations consisted of $2 million for employee contractual and one-time termination benefits and $6 million for asset retirement obligations, and we

CF INDUSTRIES HOLDINGS, INC.

expect substantially all of these restructuring activities will be completed in 2023. We are working with customers, vendors, regulators and others to finalize closure plans for our Ince facility.
See Note 6—Property, Plant and Equipment—Net, Note 7—Goodwill and Other Intangible Assets and Note 23—Asset Retirement Obligations for additional information.
Assumptions in the impairment evaluations
The valuation of our asset groups and reporting units requires significant judgment in evaluating recent indicators of market activity and estimating future cash flows, discount rates, and other factors. The expected cash flows used in the long-lived asset and goodwill impairment tests reflected assumptions about product selling prices and natural gas costs, as well as estimates of future production and sales volumes, operating rates, operating expenses, inflation, discount rates, tax rates and capital spending. The valuations also incorporate assumptions regarding the time it could take for the U.K. energy crisis to be resolved. In addition, assumptions were used to estimate the fair value of the long-lived assets in our asset groups, which included replacement cost and, for the Ince, U.K. asset group that is planned for abandonment, salvage value.
For purposes of our goodwill impairment analyses in 2021, we estimated the fair value of the reporting units using the income approach, which incorporated the estimated future cash flows and a terminal value discounted to their present value using an appropriate risk-adjusted discount rate from the perspective of a market participant. The estimated future cash flows were based on our internal forecasts, updated for recent events at that time. These estimated future cash flows went beyond the specific operating plans, using a terminal value calculation, which incorporated historical and forecasted trends and an estimate of long-term future growth rates. The future growth rates were based on our view of the long-term outlook for each reporting unit.
The discount rates utilized in the income approach, for our goodwill impairment tests, and to discount the cash flows in calculating long-lived asset impairment, were derived using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The discount rates were commensurate with the risks and uncertainties inherent in the business and in the United Kingdom and our cash flow forecasts, updated for recent events at that time.
Additional assumptions utilized in the long-lived asset impairment analyses were royalty rates and attrition rates in estimating the fair value of our definite-lived intangible assets, consisting of trade names and customer relationships, for which we used the relief from royalty method of the income approach and the multi-period excess earnings method, respectively.
For the asset groups that comprise the continuing U.K. operations, the fair value of our property, plant and equipment utilized in the long-lived asset impairment analyses was estimated using the indirect method of the cost approach by determining the reproduction cost new, or replacement cost, of the assets and applying appropriate adjustments for depreciation including an inutility adjustment based on the cash flows expected to be generated by those asset groups. For property, plant and equipment within the Ince, U.K. asset group, an asset group planned for abandonment, we first considered use of a market or income-based valuation method. However, given that a secondary market did not exist and the assets had been idled with a planned abandonment and therefore would not generate future cash flows from operations, we estimated the fair value of the asset group by determining the replacement cost of the underlying assets and then adjusting each of the asset categories to an estimated salvage value utilizing industry recognized price publications.
Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in our forecasts.

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2022	2021
	(in millions)
Land	$113	$68
Machinery and equipment(1)	12,633	12,757
Buildings and improvements(1)	914	915
Construction in progress(1)	203	148
Property, plant and equipment(2)	13,863	13,888
Less: Accumulated depreciation and amortization	7,426	6,807
Property, plant and equipment—net	$6,437	$7,081
_______________________________________________________________________________
(1)As of December 31, 2022, machinery and equipment, buildings and improvements, and construction in progress include impairment charges in 2022 of $354 million, $7 million and $25 million, respectively, which include impairment charges related to our U.K. operations of $204 million in 2022, and $182 million in 2021. As of December 31, 2021, machinery and equipment, buildings and improvements, and construction in progress include cumulative impairment charges related to our U.K. operations of $169 million, $5 million and $8 million, respectively, which were recorded in 2021.
(2)As of December 31, 2022 and 2021, we had property, plant and equipment that was accrued but unpaid of approximately $53 million and $35 million, respectively.

Depreciation and amortization related to property, plant and equipment was $838 million, $871 million and $876 million in 2022, 2021 and 2020, respectively.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our Ince facility and optimization of the remaining manufacturing operations at our Billingham facility. As a result, in the second quarter of 2022, we recorded an asset impairment charge of $135 million to write down the property, plant and equipment at the Ince facility to its estimated salvage value. The asset impairment consisted of $128 million related to machinery and equipment, $2 million relating to buildings and improvements, and $5 million related to construction in progress.
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

CF INDUSTRIES HOLDINGS, INC.

The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Net capitalized turnaround costs as of January 1	$355	$226	$246
Additions	118	250	84
Depreciation	(134)	(121)	(104)
Impairment related to U.K. operations	(21)	—	—
Effect of exchange rate changes	(6)	—	—
Net capitalized turnaround costs as of December 31	$312	$355	$226
7.  Goodwill and Other Intangible Assets
Goodwill
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2022 and 2021:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2021	$579	$828	$576	$69	$39	$2,091
Effect of exchange rate changes	(2)	—	—	—	—	(2)
Balance as of December 31, 2022	$577	$828	$576	$69	$39	$2,089

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2021, in light of the unprecedented increase in natural gas prices in the United Kingdom and its estimated impact on our U.K. operations, we identified a triggering event indicating possible impairment of goodwill within our U.K. Ammonia, U.K. AN and U.K. Other reporting units. Due to the triggering event, we performed an interim quantitative goodwill impairment analysis as of September 30, 2021 for our U.K. Ammonia, U.K. AN and U.K. Other reporting units. We estimated the fair value of the reporting units using the income approach described in Note 5—United Kingdom Operations Restructuring and Impairment Charges. Based on the evaluation performed, we determined that the carrying value of all three reporting units exceeded their fair value, which resulted in a goodwill impairment charge totaling $259 million in the third quarter of 2021. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to the reporting unit.
In the fourth quarter of 2021, the continued impacts of the U.K. energy crisis triggered an additional impairment test of goodwill, which resulted in an additional goodwill impairment charge of $26 million. As a result, we have no remaining goodwill related to our U.K. operations on our consolidated balance sheet as of December 31, 2021.
For the year ended December 31, 2021, goodwill impairment totaled $285 million, of which $9 million related to our Ammonia segment, $241 million related to our AN segment and $35 million related to our Other segment. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.

CF INDUSTRIES HOLDINGS, INC.

Other Intangible Assets
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated impairment, and net of accumulated amortization, as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships(1)	$50	$(35)	$15	$84	$(60)	$24
Trade names(2)	—	—	—	31	(10)	21
Total intangible assets	$50	$(35)	$15	$115	$(70)	$45
_______________________________________________________________________________
(1)As of December 31, 2022, the gross carrying amount for customer relationships is net of impairment charges related to our U.K. operations of $55 million, of which $6 million was recorded in 2022 and $49 million was recorded in 2021. As of December 31, 2021, the gross carrying amount for customer relationships is net of impairment charges of $49 million, which were recorded in 2021.
(2)As of December 31, 2022, trade names, which are related to our U.K. operations, had been written down to zero as a result of impairment charges of $18 million, including $17 million recorded in 2022, and $1 million recorded in 2021. At December 31, 2021, the gross carrying amount for trade names is net of impairment charges of $1 million, which were recorded in 2021.
Our customer relationships are being amortized over a weighted-average life of approximately 18 years. For the years ended December 31, 2022, 2021 and 2020, amortization expense of our identifiable intangible assets was $3 million, $8 million and $8 million, respectively. The gross carrying amount and accumulated amortization of our intangible assets reflected in the table above were also impacted by the effect of exchange rates. Total estimated amortization expense for each of the fiscal years from 2023 to 2027 is approximately $3 million.
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of our Ince facility and optimization of the remaining manufacturing operations at our Billingham facility. As a result, in the second quarter of 2022, we recorded an intangible asset impairment charge of $8 million related to trade names.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Given the increase in the price of natural gas in the United Kingdom and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we temporarily idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations, which resulted in asset impairment charges of $87 million in our U.K. Ammonia and U.K. AN asset groups, of which $15 million related to intangible assets, consisting of $6 million related to customer relationships and $9 million related to trade names. As a result of these impairment charges, intangible assets related to our U.K. operations were fully written off. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.
During the fourth quarter of 2021, as we had estimated that we had sufficient emission credits for our 2021 obligations, we sold excess U.K. emission credits, including those purchased in the third quarter of 2021, for approximately $46 million and recognized a corresponding gain of $27 million, which is included in other operating—net in our consolidated statement of operations for the year ended December 31, 2021.

CF INDUSTRIES HOLDINGS, INC.

8.   Equity Method Investment
We have a 50% ownership interest in PLNL, which operates an ammonia production facility in Trinidad. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the Ammonia segment.
As of December 31, 2022, the total carrying value of our equity method investment in PLNL was $74 million, $33 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 10 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $259 million, $150 million and $57 million in 2022, 2021 and 2020, respectively.
9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$153	$—	$—	$153
Cash equivalents:
U.S. and Canadian government obligations	1,902	—	—	1,902
Other debt securities	268	—	—	268
Total cash and cash equivalents	$2,323	$—	$—	$2,323
Nonqualified employee benefit trusts	16	—	—	16

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$121	$—	$—	$121
Cash equivalents:
U.S. and Canadian government obligations	1,452	—	—	1,452
Other debt securities	55	—	—	55
Total cash and cash equivalents	$1,628	$—	$—	$1,628
Nonqualified employee benefit trusts	17	3	—	20
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2022 and 2021 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,170	$2,170	$—	$—
Nonqualified employee benefit trusts	16	16	—	—
Derivative assets	12	—	12	—
Derivative liabilities	(85)	—	(85)	—
Embedded derivative liability	(1)	—	(1)	—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,507	$1,507	$—	$—
Nonqualified employee benefit trusts	20	20	—	—
Derivative assets	16	—	16	—
Derivative liabilities	(47)	—	(47)	—
Embedded derivative liability	(15)	—	(15)	—
Cash Equivalents
As of December 31, 2022 and 2021, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS until the earlier of the date that our credit rating is upgraded to above such levels by two of the three specified credit rating agencies or February 1, 2026. Beginning in 2016, our credit ratings were below such levels and, as a result, we made an annual payment of $5 million to CHS in the fourth quarter of each year from 2016 through 2021. Our credit rating was upgraded above certain levels in July 2022 by one of the specified credit rating agencies and in October 2022 by another one of the specified credit rating agencies. As a result of these upgrades, we were not required to make a $5 million annual payment to CHS in the fourth quarter of 2022.

CF INDUSTRIES HOLDINGS, INC.

This obligation has been recognized on our consolidated balance sheets as an embedded derivative at fair value and has been included within other current liabilities and other liabilities. As of December 31, 2022 and 2021, the embedded derivative liability was $1 million and $15 million, respectively. Included in other operating—net in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 is a net (gain) loss of $(14) million, $1 million and $3 million, respectively.
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
See Note 17—Noncontrolling Interest for additional information regarding our strategic venture with CHS.
Financial Instruments
The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,965	$2,764	$3,465	$4,113
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. In the case of property, plant and equipment planned for abandonment, as described in Note 5—United Kingdom Operations Restructuring and Impairment Charges, fair value was measured as the estimated salvage value of such assets, which was immaterial. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information on the fair values and unobservable inputs utilized in the impairment evaluations performed for the long-lived assets, including definite-lived intangible assets, and goodwill related to our U.K. operations.

CF INDUSTRIES HOLDINGS, INC.

10.   Income Taxes
The components of earnings before income taxes and the components of our income tax provision are as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Domestic	$4,699	$1,979	$421
Non-U.S.	396	(436)	42
Earnings before income taxes	$5,095	$1,543	$463

Current
Federal	$702	$394	$106
Foreign	395	30	6
State	168	55	(7)
	1,265	479	105
Deferred
Federal	(102)	(137)	(76)
Foreign	(18)	(50)	4
State	13	(9)	(2)
	(107)	(196)	(74)
Income tax provision	$1,158	$283	$31

Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below.

	Year ended December 31,
	2022	2021	2020
	(in millions, except percentages)
Earnings before income taxes	$5,095	$1,543	$463
Expected tax provision at U.S. statutory rate of 21%	$1,070	$324	$97
State income taxes, net of federal	143	34	(1)
Net earnings attributable to noncontrolling interest	(124)	(72)	(24)
Foreign tax rate differential	(9)	(1)	1
U.S. tax on foreign earnings	3	—	(6)
Foreign partnership basis difference	—	—	(7)
Non-deductible goodwill impairment	—	60	—
Transfer pricing arbitration	69	—	—
Federal income tax return audits	—	(38)	—
Terra amended tax returns	—	—	(24)
Other	6	(24)	(5)
Income tax provision	$1,158	$283	$31
Effective tax rate	22.7%	18.3%	6.7%
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. As a result, earnings attributable to the noncontrolling interest of $591 million, $343 million and $115 million in 2022, 2021 and 2020, respectively, which are included in earnings before income taxes, impacted the effective tax rate in all three years. See Note 17—Noncontrolling Interest for additional information.

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
Non-deductible goodwill impairment in the table above relates to the goodwill impairment recognized in 2021 as described in Note 5—United Kingdom Operations Restructuring and Impairment Charges. We did not record an income tax benefit for the goodwill impairment as it is nondeductible for income tax purposes.
In 2021, we reached agreement on certain issues related to U.S. federal income tax audits for the tax years 2012 through 2016 and reversed accruals for unrecognized tax benefits of $13 million related to those tax years. This resulted in a $38 million federal income tax benefit, which included the reduction in our unrecognized tax benefits. The federal income tax benefit was offset by $12 million of state income tax liability resulting from adjustments to U.S. federal taxable income, which is included in the line “State income tax, net of federal” in the table above.
Canada Revenue Agency Competent Authority Matter
In 2016, the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA) issued Notices of Reassessment for tax years 2006 through 2009 to one of our Canadian affiliates asserting a disallowance of certain patronage deductions. We filed Notices of Objection with respect to the Notices of Reassessment with the CRA and Alberta TRA and posted letters of credit in lieu of paying the additional tax liability assessed. The letters of credit served as security until the matter was resolved, as discussed below. In 2018, the matter, including the related transfer pricing topic regarding the allocation of profits between Canada and the United States, was accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty (the Treaty) by the United States and Canadian competent authorities, and included tax years 2006 through 2011. In the second quarter of 2021, the Company submitted the transfer pricing aspect of the matter into the arbitration process under the terms of the Treaty.
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 was subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years of approximately $129 million.
As a result of the impact of these events on our Canadian and U.S. federal and state income taxes, we recognized an income tax provision of $78 million, reflecting the net impact of $129 million of accrued income taxes payable to Canada for tax years 2006 to 2011, partially offset by net income tax receivables of approximately $51 million in the United States, and we accrued net interest of $102 million, primarily reflecting the estimated interest payable to Canada. The $69 million in the effective tax rate table above excludes the state income tax liability of $9 million, which is included in the line “State income tax, net of federal.”
In the second half of 2022, this tax liability and the related interest was assessed and paid, resulting in total payments of $224 million, which also reflect the impact of changes in foreign currency exchange rates. As a result, the letters of credit we had posted in lieu of paying the additional tax liability assessed by the Notices of Reassessment were cancelled. Due primarily to the availability of additional foreign tax credits to offset in part the increased Canadian tax referenced above, the Company will file amended tax returns in the United States to request a refund of taxes paid.
Terra Amended Tax Returns
We completed the acquisition of Terra Industries Inc. (Terra) in April 2010. After the acquisition, we determined that the manner in which Terra reported the repatriation of cash from foreign affiliates to its U.S. parent for U.S. and foreign income tax purposes was not appropriate. As a result, in 2012 we amended certain tax returns, including Terra’s income and withholding tax returns, back to 1999 (the Amended Tax Returns) and paid additional income and withholding taxes, and related interest and penalties. In 2013, the Internal Revenue Service (IRS) commenced an examination of the U.S. tax aspects of the Amended Tax Returns. In 2017, we also made a Voluntary Disclosures Program filing with the CRA with respect to the Canadian tax aspects of the Amended Tax Returns and paid additional Canadian taxes due.
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
Deferred Taxes
Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Net operating loss and capital loss carryforwards, state	$34	$38
Net operating loss and capital loss carryforwards, foreign	114	122
Retirement and other employee benefits	25	51
Foreign tax credits	44	18
State tax credits	7	29
Operating lease liabilities	64	62
Other	35	25
	323	345
Valuation allowance	(190)	(150)
	133	195
Deferred tax liabilities:
Depreciation and amortization	(139)	(157)
Investments in partnerships	(858)	(998)
Operating lease right-of-use assets	(63)	(60)
Foreign earnings	(12)	—
Other	(19)	(9)
	(1,091)	(1,224)
Net deferred tax liability	$(958)	$(1,029)

CF INDUSTRIES HOLDINGS, INC.

As of December 31, 2022, we recorded a deferred tax liability of $12 million on the undistributed earnings of our Canadian affiliates for which the Company does not have an indefinite reinvestment assertion. We have not provided for deferred taxes on the remainder of undistributed earnings from our foreign affiliates because such earnings would not give rise to additional tax liabilities upon repatriation or such earnings are considered to be indefinitely reinvested.
As of December 31, 2022, our net operating loss and capital loss carryforwards are primarily comprised of state net operating loss carryforwards of $33 million with expiration dates generally ranging from 2030 to 2037 and foreign capital loss carryforwards of $114 million, which can be carried forward indefinitely. Our foreign affiliates have operations that do not normally generate capital gains and have no practical plans to do so in the future. As a result, we have recorded a full valuation allowance against all foreign capital loss carryforwards.
As of December 31, 2022, we have state tax credit carryforwards resulting in a deferred tax asset of $7 million. The state tax credits have expiration dates generally ranging from 2038 to 2042.
In 2022, the net increase in the valuation allowance is primarily attributable to excess foreign tax credits associated with certain U.S. taxed foreign branch income and the reversal of future deductible temporary differences of one of our foreign affiliates in the United Kingdom, partially offset by the impact of changes in foreign currency exchange rates. The excess foreign tax credits carried forward, subject to U.S. foreign tax credit limitation rules, are not expected to be utilized prior to expiration and have a full valuation allowance of $44 million reflecting an increase of $26 million in 2022. Based on recent losses generated in the United Kingdom, and projections for future income over the period for which the deferred tax assets will reverse, we believe it is more likely than not that the foreign affiliate in the United Kingdom will not realize the deferred tax assets and therefore have recorded a full valuation allowance of $24 million. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional detail.
In 2021, the valuation allowance activity was primarily attributable to state tax credit carryforwards and excess foreign tax credits associated with certain U.S. taxed foreign branch income. Due to the expiration of statute of limitations on state tax credits and increases in taxable income, we no longer have valuation allowances on the remaining state tax credit carryforwards resulting in a decrease of $27 million. The excess foreign tax credits carried forward, subject to U.S. foreign tax credit limitation rules, are not expected to be utilized prior to expiration and have a full valuation allowance of approximately of $18 million.
In 2020, the valuation allowance activity was primarily attributable to a capital loss. As a result of an intercompany transaction with a foreign affiliate, we recognized a capital loss which will be carried forward and for which we recorded a deferred tax asset of approximately $90 million. The foreign affiliate operations do not normally generate capital gains, and there is no practical plan to do so in the future; therefore, we established a full valuation allowance of approximately $90 million against the deferred tax asset.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
	(in millions)
Unrecognized tax benefits:
Balance as of January 1	$27	$81
Additions for tax positions taken during the current year	—	—
Additions for tax positions taken during prior years	154	5
Reductions related to lapsed statutes of limitations	—	—
Reductions related to settlements with tax jurisdictions	—	(59)
Balance as of December 31	$181	$27
In 2022, we increased the amount of our unrecognized tax benefits by $154 million, which primarily relates to the Canada Revenue Agency Competent Authority Matter discussed above. As a result of the outcome of the arbitration decision, we evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. In order to mitigate the assessment of future Canadian interest on these Canadian transfer pricing positions, in the fourth quarter of 2022, we made payments to the Canadian taxing authorities of CAD $363 million (approximately $267 million), which were recorded as noncurrent income tax receivables and included in other assets on our consolidated balance sheet. For the amounts ultimately

CF INDUSTRIES HOLDINGS, INC.

owed and paid to the Canadian tax authorities upon resolution of these tax years, the Company would seek refunds of related taxes paid in the United States.
As of December 31, 2022, we had $181 million of unrecognized tax benefits. Due to the majority of our unrecognized tax benefits being related to transfer pricing positions which have a corollary receivable for the other jurisdiction impacted by the transfer pricing relationship, recognizing these unrecognized tax benefits would result in additional tax expense of $6 million in the future. These receivables are included in other assets on our consolidated balance sheet.
In 2021, we increased the amount of our unrecognized tax benefits by $5 million related to an addition for state investment tax credits. In addition, we reduced the amount of unrecognized tax benefits in 2021 by $59 million primarily related to the effective settlement of the U.S. federal income tax audits for the tax years 2012 through 2016, as described above.
We file federal, provincial, state and local income tax returns principally in the United States, Canada and the United Kingdom, as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2017 and thereafter, by Canadian tax jurisdictions for years 2012 and thereafter, and by the United Kingdom for years 2020 and thereafter. As a result of uncertainties regarding tax audits and their possible outcomes, an estimate of the range of possible impacts to unrecognized tax benefits in the next twelve months cannot be made at this time.
Interest expense and penalties related to our unrecognized tax benefits recorded for the year ended December 31, 2022 was $66 million. Interest expense and penalties recorded for the year ended December 31, 2020 was $(29) million. Interest expense and penalties recorded for the year ended December 31, 2021 were not material. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to our unrecognized tax benefits of $62 million and $4 million as of December 31, 2022 and 2021, respectively, are included in other liabilities.

CF INDUSTRIES HOLDINGS, INC.

11.   Pension and Other Postretirement Benefits
We maintain five funded pension plans, consisting of three in North America (one U.S. plan and two Canadian plans) and two in the United Kingdom, which are both closed to new employees and future accruals. Both of our Canadian plans are closed to new employees. As a result of plan amendments in the fourth quarter of 2022, as further described below, the portion of the U.S. plan that was open to new employees, which is a cash balance plan that provides benefits based on years of service and interest credits, was closed to new employees effective December 31, 2022. We also provide group medical insurance benefits, which vary by group and location, to certain retirees in North America.
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan's projected benefit obligation and plan assets and recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss. In the fourth quarter of 2022, the final settlement of the non-participating group annuity contract resulted in a refund of $4 million, which decreased the settlement loss by $3 million to $21 million.
In the fourth quarter of 2022, we remeasured certain of our defined benefit pension plans due to plan amendments resulting from a revision to our North American retirement plan strategy, which, among other things, closed the portion of the U.S. plan that was previously open to new employees and established effective dates for each of the three North America plans to freeze future benefit accruals over the next three years. The plan curtailments resulted in a reduction in our benefit obligations of $20 million and curtailment gains of $4 million, which are reflected in other non-operating—net in our consolidated statement of operations.
Our plan assets, benefit obligations, funded status and amounts recognized on our consolidated balance sheets for our North America and United Kingdom plans as of the December 31 measurement date are as follows:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$830	$846	$505	$491	$—	$—
Return on plan assets	(142)	15	(136)	20	—	—
Employer contributions	2	14	25	26	1	4
Plan participant contributions	—	—	—	—	1	—
Pension retiree annuity purchase	(372)	—	—	—	—	—
Benefit payments	(35)	(46)	(23)	(27)	(2)	(4)
Foreign currency translation	(10)	1	(51)	(5)	—	—
Fair value of plan assets as of December 31	273	830	320	505	—	—
Change in benefit obligation
Benefit obligation as of January 1	(841)	(884)	(590)	(643)	(32)	(35)
Service cost	(16)	(20)	—	—	—	—
Interest cost	(19)	(21)	(10)	(9)	(1)	(1)
Benefit payments	35	46	23	27	2	4
Foreign currency translation	9	(1)	58	6	—	—
Pension retiree annuity purchase	372	—	—	—	—	—
Plan curtailments	20	—	—	—	—	—
Change in assumptions and other	166	39	172	29	8	—
Benefit obligation as of December 31	(274)	(841)	(347)	(590)	(23)	(32)
Funded status as of December 31	$(1)	$(11)	$(27)	$(85)	$(23)	$(32)

CF INDUSTRIES HOLDINGS, INC.

The line titled “change in assumptions and other” for our North America pension plans primarily reflects the impact of gains due to the increase in discount rates for 2022 and 2021.
The line titled “change in assumptions and other” for our U.K. pension plans primarily reflects gains due to the increase in discount rates for 2022 and 2021. For 2021, the gains from the increase in discount rates were partially offset by losses due to an increase in the inflation rate assumptions.
Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
	(in millions)
Other assets	$23	$16	$—	$—	$—	$—
Accrued expenses	—	—	—	—	(2)	(3)
Other liabilities	(24)	(27)	(27)	(85)	(21)	(29)
	$(1)	$(11)	$(27)	$(85)	$(23)	$(32)

Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
	(in millions)
Prior service cost	$—	$3	$1	$1	$—	$—
Net actuarial loss (gain)	6	43	56	89	(4)	4
	$6	$46	$57	$90	$(4)	$4

CF INDUSTRIES HOLDINGS, INC.

Net periodic benefit cost (income) and other amounts recognized in other comprehensive (income) loss for the years ended December 31 included the following:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$16	$20	$17	$—	$—	$—	$—	$—	$—
Interest cost	19	21	25	10	9	11	1	1	1
Expected return on plan assets	(22)	(24)	(30)	(14)	(14)	(14)	—	—	—
Settlement loss	21	—	—	—	—	—	—	—	—
Curtailment gains	(4)	—	—	—	—	—	—	—	—
Amortization of prior service cost	1	1	1	—	—	—	—	—	—
Amortization of actuarial loss (gain)	—	5	3	2	4	3	—	—	(1)
Net periodic benefit cost (income)	31	23	16	(2)	(1)	—	1	1	—
Net actuarial (gain) loss	(2)	(31)	(1)	(22)	(36)	(4)	(8)	—	1
Settlement loss	(21)	—	—	—	—	—	—	—	—
Curtailment effects	(20)	—	—	—	—	—	—	—	—
Curtailment gains	4	—	—	—	—	—	—	—	—
Amortization of prior service (cost) benefit	(1)	(1)	(1)	—	—	—	—	—	—
Amortization of actuarial (loss) gain	—	(5)	(3)	(2)	(4)	(3)	—	—	1
Total recognized in other comprehensive (income) loss	(40)	(37)	(5)	(24)	(40)	(7)	(8)	—	2
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(9)	$(14)	$11	$(26)	$(41)	$(7)	$(7)	$1	$2
Service cost is recognized in cost of sales and selling, general and administrative expenses, and the other components of net periodic benefit cost are recognized in other non-operating—net in our consolidated statements of operations.
The accumulated benefit obligation (ABO) in aggregate for the defined benefit pension plans in North America was approximately $269 million and $797 million as of December 31, 2022 and 2021, respectively. The ABO in aggregate for the defined benefit pension plans in the United Kingdom was approximately $347 million and $590 million as of December 31, 2022 and 2021, respectively.
The following table presents aggregated information for those individual defined benefit pension plans that have an ABO in excess of plan assets as of December 31, which, for 2022, excludes two of the North American defined benefit pension plans and, for 2021, excludes the three North American defined benefit pension plans, as each has plan assets in excess of its ABO:

	North America		United Kingdom
	2022	2021	2022	2021
	(in millions)
Accumulated benefit obligation	$(163)	$—	$(347)	$(590)
Fair value of plan assets	143	—	320	505
The following table presents aggregated information for those individual defined benefit pension plans that have a projected benefit obligation (PBO) in excess of plan assets as of December 31, which excludes two North American defined benefit pension plans that have plan assets in excess of its PBO:

	North America		United Kingdom
	2022	2021	2022	2021
	(in millions)
Projected benefit obligation	$(167)	$(684)	$(347)	$(590)
Fair value of plan assets	143	656	320	505

CF INDUSTRIES HOLDINGS, INC.

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
We currently estimate that our consolidated pension funding contributions for 2023 will be approximately $17 million for the North American plans and $25 million for the United Kingdom plans.
The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
2023	$13	$23	$2
2024	14	24	2
2025	15	25	2
2026	16	25	2
2027	17	26	2
2028-2032	89	139	8
The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average discount rate—obligation	5.1%	2.8%	2.4%	4.8%	2.0%	1.5%	5.0%	2.7%	2.2%
Weighted-average discount rate—expense	3.6%	2.4%	3.1%	2.0%	1.5%	2.0%	2.7%	2.2%	3.0%
Weighted-average cash balance interest crediting rate—obligation	3.9%	3.0%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average cash balance interest crediting rate—expense	3.0%	3.0%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average rate of increase in future compensation	3.8%	4.2%	4.2%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	3.9%	3.2%	4.1%	3.4%	3.3%	3.4%	n/a	n/a	n/a
Weighted-average retail price index—obligation	n/a	n/a	n/a	3.2%	3.3%	3.0%	n/a	n/a	n/a
Weighted-average retail price index—expense	n/a	n/a	n/a	3.3%	3.0%	3.0%	n/a	n/a	n/a
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
For our North America plans, the expected long-term rate of return on assets is based on analysis of historical rates of return achieved by equity and non-equity investments and current market characteristics, adjusted for estimated plan expenses

CF INDUSTRIES HOLDINGS, INC.

and weighted by target asset allocation percentages. As of January 1, 2023, our weighted-average expected long-term rate of return on assets is 4.8%, which will be used in determining expense for 2023.
For our United Kingdom plans, the expected long-term rate of return on assets is based on the expected long-term performance of the underlying investments, adjusted for investment managers’ fees and estimated plan expenses. As of January 1, 2023, our weighted-average expected long-term rate of return on assets is 6.1%, which will be used in determining expense for 2023.
The retail price index for the United Kingdom plans is developed using a U.K. Government Gilt Prices Only retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For the measurement of the benefit obligation at December 31, 2022 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.0% increase in 2023, followed by a gradual decline in increases to 4.5% for 2031 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 7.5% increase in 2023, followed by a gradual decline in increases to 4.5% for 2031 and thereafter. For the measurement of the benefit obligation at December 31, 2021 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, started with a 6.3% increase in 2022, followed by a gradual decline in increases to 4.5% for 2030 and thereafter. For post-65 retirees, the assumed health care cost trend rates started with a 6.8% increase in 2022, followed by a gradual decline in increases to 4.5% for 2030 and thereafter.
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
The target asset allocation for one of the Canadian plans is 80% non-equity and 20% equity, and 100% non-equity for the other Canadian plan. This investment strategy is achieved through the use of a mutual fund for equity investments and individual securities for non-equity investments. The equity investment is a passively managed portfolio that diversifies assets across multiple securities, economic sectors and countries. The non-equity investments consist primarily of investments in debt securities that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status.
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
Assets of the United Kingdom plans are invested in externally managed pooled funds. The assets are allocated between a growth portfolio and a matching portfolio. The growth portfolio seeks a return premium on investments across multiple asset

CF INDUSTRIES HOLDINGS, INC.

classes. Growth portfolio funds may include, among others, traditional equities and bonds, growth fixed income, hedged funds, and may use derivatives. The matching portfolio seeks to align asset changes with changes in liabilities due to interest rates and inflation expectations. Matching portfolio funds are composed of corporate bonds, U.K. gilts and liability-driven investment funds and generally invest in fixed income debt securities including government bonds, gilts, gilt repurchase agreements, swaps and investment grade corporate bonds and may use derivatives. The target asset allocation for one of the United Kingdom plans is 46% in the growth portfolio and 54% in the matching portfolio and the other United Kingdom plan is 57% in the growth portfolio (including a legacy holding in an actively managed property fund) and 43% in the matching portfolio.
The fair values of our pension plan assets as of December 31, 2022 and 2021, by major asset class, are as follows:

	North America
	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$3	$2	$1	$—
Equity mutual funds
Index equity(2)	28	28	—	—
Pooled equity(3)	16	—	16	—
Fixed income
U.S. Treasury bonds and notes(4)	14	14	—	—
Fixed income mutual funds(5)	16	—	16	—
Corporate bonds and notes(6)	109	—	109	—
Government and agency securities(7)	81	—	81	—
Other(8)	6	—	6	—
Total assets at fair value by fair value levels	$273	$44	$229	$—
Accruals and payables—net	—
Total assets	$273

	United Kingdom
	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash funds(9)	$26	$9	$17	$—
Pooled equity funds(10)	41	—	41	—
Pooled diversified funds(11)	44	—	44	—
Debt funds
Pooled U.K. government fixed and index-linked securities funds(12)	67	—	67	—
Pooled global debt funds(13)	47	—	47	—
Pooled liability-driven investment funds(14)	30	—	30	—
Total assets at fair value by fair value levels	$255	$9	$246	$—
Funds measured at NAV as a practical expedient(15)	61
Total assets at fair value	316
Receivable from redemption	4
Total assets	$320

CF INDUSTRIES HOLDINGS, INC.

	North America
	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$14	$10	$4	$—
Equity mutual funds
Index equity(2)	157	157	—	—
Pooled equity(3)	34	—	34	—
Fixed income
U.S. Treasury bonds and notes(4)	61	61	—	—
Corporate bonds and notes(6)	460	—	460	—
Government and agency securities(7)	103	—	103	—
Other(8)	7	—	7	—
Total assets at fair value by fair value levels	$836	$228	$608	$—
Accruals and payables—net	(6)
Total assets	$830

	United Kingdom
	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash funds(9)	$15	$8	$7	$—
Pooled equity funds(10)	122	—	122	—
Pooled diversified funds(11)	52	—	52	—
Debt funds
Pooled U.K. government fixed and index-linked securities funds(12)	78	—	78	—
Pooled global debt funds(13)	88	—	88	—
Pooled liability-driven investment funds(14)	67	—	67	—
Total assets at fair value by fair value levels	$422	$8	$414	$—
Funds measured at NAV as a practical expedient(15)	83
Total assets	$505
_______________________________________________________________________________
(1)Cash and cash equivalents are primarily short-term U.S. treasury bills and short-term money market funds.
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
(5)The fixed income mutual funds invest primarily in high-quality longer duration fixed income securities which include bonds, debt securities and other similar instruments. The funds are priced based on a daily published net asset value.
(6)Corporate bonds and notes, including private placement securities, are valued by institutional bond pricing services, which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models.
(7)Government and agency securities consist of U.S. municipal bonds and Canadian provincial bonds that are valued by institutional bond pricing services, which gather information on current trading activity, market movements, trends, and specific data on specialty issues.
(8)Other includes primarily mortgage-backed, asset-backed securities and U.S. Treasury strips. Mortgage-backed and asset-backed securities are valued by institutional pricing services, which gather information from market sources and integrate credit information,

CF INDUSTRIES HOLDINGS, INC.

observed market movements and sector news into their pricing applications and models. U.S. Treasury strips are valued using stripped interest and stripped principal yield curves based on data obtained from various dealer contacts and live data sources.
(9)Cash and cash funds include a cash fund that holds primarily short-dated term money market securities.
(10)Pooled equity funds invest in a broad array of global equity, equity-related securities, a range of diversifiers and may use derivatives for efficient portfolio management. The funds are valued at net asset value (NAV) as determined by the fund managers based on the value of the underlying net assets of the fund.
(11)Pooled diversified funds invest in a broad array of asset classes and a range of diversifiers including the use of derivatives. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(12)Pooled U.K. government fixed and index-linked securities funds invest primarily in Sterling denominated fixed income and inflation-linked fixed income securities issued or guaranteed by the U.K. government and may use derivatives for efficient portfolio management. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(13)Pooled global debt funds invest in a broad array of debt securities from corporate and government bonds to emerging markets and high-yield fixed and floating rate securities of varying maturities and may use derivatives for efficient portfolio management. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(14)Pooled liability-driven investment funds invest primarily in gilt repurchase agreements, physical U.K. government gilts, other inflation linked fixed income securities, and derivatives to provide exposure to interest rates and inflation, thus hedging these elements of risk associated with pension liabilities. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
(15)Funds measured at NAV as a practical expedient include funds of funds with return strategies with exposure to varying asset classes and credit strategies, as well as alternative investment strategies not precluding multi-asset credit strategies, global macro strategies, commodities, fixed income, equities and currency, and funds that invest primarily in freehold and leasehold property in the United Kingdom. The funds are valued using NAV as determined by the fund managers based on the value of the underlying assets of the fund.
We have defined contribution plans covering substantially all employees in North America and the United Kingdom. Depending on the specific provisions of each plan, qualified employees receive company contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. In 2022, 2021 and 2020, we recognized expense related to our contributions to the defined contribution plans of $19 million, $25 million and $22 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other liabilities in our consolidated balance sheets for these plans were $1 million and $10 million, respectively, as of December 31, 2022, and $1 million and $14 million, respectively, as of December 31, 2021. We recognized expense for these plans of $1 million, $2 million and $2 million in 2022, 2021 and 2020, respectively.

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
As of December 31, 2022, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2022 or 2021, or during the years ended December 31, 2022 or 2021. During the year ended December 31, 2020, maximum borrowings under the Revolving Credit Agreement were $500 million and the weighted-average annual interest rate of borrowings was 2.05%. Borrowings under the Revolving Credit Agreement in March 2020 were repaid in full in April 2020.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of December 31, 2022, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have capacity to issue letters of credit up to $350 million, reflecting an increase of $100 million in May 2022, under a bilateral agreement. As of December 31, 2022, approximately $201 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2022 and 2021 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	December 31, 2022		December 31, 2021
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
3.450% due June 2023	3.665%	$—	$—	$500	$499
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	740	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	742	750	742
Total long-term debt		$3,000	$2,965	$3,500	$3,465
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million and $8 million as of December 31, 2022 and 2021, respectively, and total deferred debt issuance costs were $28 million and $27 million as of December 31, 2022 and 2021, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
As of December 31, 2022, under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes was guaranteed by CF Holdings.
As of December 31, 2022, under the terms of the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes were guaranteed by CF Holdings. Until August 23, 2021,

CF INDUSTRIES HOLDINGS, INC.

the 2026 Notes were also guaranteed by certain subsidiaries of CF Industries. The requirement for subsidiary guarantees of the 2026 Notes was eliminated, and all subsidiary guarantees were automatically released, as a result of an investment grade rating event under the terms of the indenture governing the 2026 Notes on August 23, 2021.
On April 21, 2022, we redeemed in full all of the $500 million outstanding principal amount of the 3.450% senior notes due June 2023 (the 2023 Notes) in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the April 2022 redemption of the 2023 Notes, which was funded with cash on hand, was $513 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $8 million, consisting primarily of the premium paid on the redemption of the $500 million principal amount of the 2023 Notes prior to their scheduled maturity.
On September 10, 2021, we redeemed $250 million principal amount, representing one-third of the $750 million principal amount outstanding immediately prior to such redemption, of the 2023 Notes, in accordance with the optional redemption provisions in the indenture governing the 2023 Notes. The total aggregate redemption price paid in connection with the redemption of the $250 million principal amount of the 2023 Notes was approximately $265 million, including accrued interest. As a result, we recognized a loss on debt extinguishment of $13 million in 2021, consisting primarily of a premium paid on the redemption of the $250 million principal amount of the 2023 Notes prior to their scheduled maturity.
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
13. Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Interest on borrowings(1)	$155	$175	$185
Fees on financing agreements(1)	8	9	8
Interest on tax liabilities(2)	184	1	(14)
Interest capitalized	(3)	(1)	—
Interest expense	$344	$184	$179
_______________________________________________________________________________
(1)See Note 12—Financing Agreements for additional information.
(2)Interest on tax liabilities for the year ended December 31, 2022 includes interest accrued on reserves for unrecognized tax benefits related to Canadian transfer pricing. Interest on tax liabilities for the year ended December 31, 2020 includes a reduction in interest accrued on reserves for unrecognized tax benefits. See Note 10—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.

14.   Other Operating—Net
Details of other operating—net are as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Insurance proceeds(1)	$—	$—	$(37)
Loss on disposal of property, plant and equipment—net(2)	2	3	15
Gain on sale of emission credits	(6)	(29)	—
Loss on foreign currency transactions(3)	28	6	5
(Gain) loss on embedded derivative(4)	(14)	1	3
Other(5)	—	(20)	(3)
Other operating—net	$10	$(39)	$(17)
___________________________________________________________________________
(1)Insurance proceeds in 2020 relate to property and business interruption insurance claims at one of our nitrogen complexes.
(2)Loss on disposal of property, plant and equipment—net in 2020 includes $9 million of engineering costs written off upon the cancellation of a project at one of our nitrogen complexes.
(3)Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
(4)(Gain) loss on embedded derivative consists of unrealized and realized net (gains) and losses related to a provision of our strategic venture with CHS. See Note 9—Fair Value Measurements for additional information.
(5)Other includes the recovery of certain precious metals used in the manufacturing process, litigation expenses, and, in 2021, the amount received under the terms of an agreement with the U.K. government associated with the restart of our Billingham facility. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.
15.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of December 31, 2022, we had natural gas derivative contracts covering certain periods through March 2023.
As of December 31, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 66.3 million MMBtus of natural gas. As of December 31, 2021, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 60.0 million MMBtus of natural gas. For the year ended December 31, 2022, we used derivatives to cover approximately 22% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2022	2021	2020
		(in millions)
Natural gas derivatives
Unrealized net (losses) gains	Cost of sales	$(41)	$(25)	$6
Realized net gains (losses)	Cost of sales	10	1	(13)
Gain on net settlement of natural gas derivatives due to Winter Storm Uri	Cost of sales	—	112	—
Net derivative (losses) gains		$(31)	$88	$(7)

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
The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2022 and 2021, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2022	2021		2022	2021
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$12	$16	Other current liabilities	$(85)	$(47)
The counterparties to our derivative contracts are multinational commercial banks, major financial institutions and large energy companies. Our derivative contracts are executed with several counterparties under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:
•Settlement netting generally allows us and our counterparties to net, into a single net payable or receivable, ordinary settlement obligations arising between us and our counterparties under the ISDA agreement on the same day, in the same currency, for the same types of derivative instruments, and through the same pairing of offices.
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
Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of December 31, 2022 and 2021, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $73 million and $31 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of December 31, 2022 and 2021, we had no cash collateral on deposit with counterparties for derivative contracts.

CF INDUSTRIES HOLDINGS, INC.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2022 and 2021:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2022
Total derivative assets	$12	$—	$—	$12
Total derivative liabilities	(85)	—	—	(85)
Net derivative liabilities	$(73)	$—	$—	$(73)
December 31, 2021
Total derivative assets	$16	$—	$—	$16
Total derivative liabilities	(47)	—	—	(47)
Net derivative liabilities	$(31)	$—	$—	$(31)
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
16.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2022	2021
	(in millions)
Trade	$542	$464
Other	40	33
Accounts receivable—net	$582	$497
Inventories
Inventories consist of the following:

	December 31,
	2022	2021
	(in millions)
Finished goods	$437	$358
Raw materials, spare parts and supplies	37	50
Total inventories	$474	$408

CF INDUSTRIES HOLDINGS, INC.

Other Assets
Other assets consist of the following:

	December 31,
	2022	2021
	(in millions)
Spare parts	$180	$160
Intangible assets—net	15	45
Nonqualified employee benefit trusts	16	20
Tax-related assets	545	33
Other	30	27
Total other assets	$786	$285
Tax-related assets include long-term receivables related to U.S. and Canadian transfer pricing and the related interest, and certain payments to Canadian taxing authorities. See Note 10—Income Taxes for additional information.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2022	2021
	(in millions)
Accounts payable	$63	$110
Accrued natural gas costs	200	168
Payroll and employee-related costs	82	88
Accrued interest	30	30
Other	200	169
Total accounts payable and accrued expenses	$575	$565
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
Other Current Liabilities
As of December 31, 2022, other current liabilities of $95 million primarily includes $85 million of unrealized loss on natural gas derivatives and $6 million for asset retirement obligations related to our Ince complex.
As of December 31, 2021, other current liabilities of $54 million primarily includes $47 million of unrealized loss on natural gas derivatives and $5 million representing the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS.
See Note 9—Fair Value Measurements, Note 15—Derivative Financial Instruments, Note 17—Noncontrolling Interest and Note 23—Asset Retirement Obligations for additional information.

CF INDUSTRIES HOLDINGS, INC.

Other Liabilities
Other liabilities consist of the following:

	December 31,
	2022	2021
	(in millions)
Benefit plans and deferred compensation	$92	$165
Tax-related liabilities	267	62
Unrealized loss on embedded derivative	1	10
Other	15	14
Other liabilities	$375	$251
Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans. See Note 11—Pension and Other Postretirement Benefits for additional information.
Tax-related liabilities include reserves for unrecognized tax benefits and the related interest. See Note 10—Income Taxes for additional information.
17.     Noncontrolling Interest
A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to the noncontrolling interest on our consolidated balance sheets is provided below.

	Year ended December 31,
	2022	2021	2020
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,830	$2,681	$2,740
Earnings attributable to noncontrolling interest	591	343	115
Declaration of distributions payable	(619)	(194)	(174)
Balance as of December 31	$2,802	$2,830	$2,681
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—	$—
Declaration of distributions payable	619	194	174
Distributions to noncontrolling interest	(619)	(194)	(174)
Balance as of December 31	$—	$—	$—
We have a strategic venture with CHS under which CHS owns an equity interest in CFN, a subsidiary of CF Holdings, which represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interest in our consolidated financial statements. CHS also receives deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we have recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.

On January 31, 2023, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2022, in accordance with CFN’s limited liability company agreement. On January 31, 2023, CFN distributed $255 million to CHS for the distribution period ended December 31, 2022.

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
On November 3, 2021, the Board authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). As of December 31, 2022, we had repurchased 14.9 million shares under the 2021 Share Repurchase Program for $1.35 billion.
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock commencing upon completion of the 2021 Share Repurchase Program and effective through December 31, 2025.
The shares we repurchase are held as treasury stock. If the Board authorizes us to retire the shares, they are returned to the status of authorized but unissued shares. As part of the retirements, we reduce our treasury stock, paid-in capital and retained earnings balances. In 2021, we retired 8.9 million shares of repurchased stock. As of December 31, 2021, we held 27,962 shares of treasury stock. In 2022, we retired 15.2 million shares of repurchased stock, including shares repurchased under the 2021 Share Repurchase Program. As of December 31, 2022, we held no shares of treasury stock.
Changes in common shares outstanding are as follows:

	Year ended December 31,
	2022	2021	2020
Beginning balance	207,575,978	213,954,858	216,023,826
Exercise of stock options	2,475,550	1,806,940	321,465
Issuance of restricted stock(1)	740,025	643,882	552,362
Purchase of treasury shares(2)	(15,187,149)	(8,829,702)	(2,942,795)
Ending balance	195,604,404	207,575,978	213,954,858
_______________________________________________________________________________
(1)Includes shares issued from treasury.
(2)Consists of shares repurchased under share repurchase programs and shares withheld to pay employee tax obligations upon the vesting of restricted stock or the exercise of stock options.
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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2019	$(188)	$5	$(183)	$(366)
Gain arising during the period	—	—	1	1
Reclassification to earnings(1)	—	(1)	6	5
Effect of exchange rate changes and deferred taxes	44	—	(4)	40
Balance as of December 31, 2020	$(144)	$4	$(180)	$(320)
Gain arising during the period	—	—	67	67
Reclassification to earnings(1)	—	—	12	12
Effect of exchange rate changes and deferred taxes	3	—	(19)	(16)
Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Gain arising during the period	—	—	55	55
Reclassification to earnings(1):
Settlement loss	—	—	21	21
Curtailment gains	—	—	(4)	(4)
Other	—	(1)	4	3
Effect of exchange rate changes and deferred taxes	(38)	—	(10)	(48)
Balance as of December 31, 2022	$(179)	$3	$(54)	$(230)
_______________________________________________________________________________
(1)     Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations were not material.

19.   Stock-based Compensation
2022 Equity and Incentive Plan
In May 2022, our shareholders approved the CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (the 2022 Equity and Incentive Plan), including 2.5 million new shares of the Company’s common stock available for grant thereunder as part of our pay-for-performance compensation program, which we use to provide incentives that are aligned with the interests of our shareholders. The 2022 Equity and Incentive Plan replaced the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (the 2014 Equity and Incentive Plan) and permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, which in each case may be conditioned on performance criteria, to employees and certain consultants of the Company and its subsidiaries and non-employee directors of the Company.
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the 2022 Equity and Incentive Plan is the sum of (i) 2.5 million shares, plus (ii) the number of shares that remain available for new grants under the 2014 Equity and Incentive Plan when the 2022 Equity and Incentive Plan was approved by shareholders, plus (iii) the number of shares subject to stock options granted under the 2014 Equity and Incentive Plan or the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan that were outstanding when the 2022 Equity and Incentive Plan was approved by shareholders, but only to the extent such awards terminate or expire without the delivery of shares, plus (iv) 1.61 times the number of shares subject to restricted stock or restricted stock unit awards (including performance restricted stock unit awards) granted under the 2014 Equity and Incentive Plan that were outstanding when the 2022 Equity and Incentive Plan was approved by shareholders, but only to the extent such awards terminate or expire without the delivery of shares. In no event will the number of shares available for issuance under the 2022 Equity and Incentive Plan exceed 10,615,515 shares. Shares issued with respect to all awards granted under the 2022 Equity and Incentive Plan are counted against the share reserve on a one-for-one basis. The shares subject to any outstanding award under the 2022 Equity and Incentive Plan will be available for subsequent award and issuance under the 2022 Equity and Incentive Plan to the extent those awards subsequently expire, are forfeited or cancelled, or terminate for any reason prior to issuance of the shares subject to those awards. In addition, shares tendered or withheld in payment of the exercise price of an

CF INDUSTRIES HOLDINGS, INC.

award and shares withheld by the Company to satisfy tax withholding obligations related to an award will be available for subsequent award under the 2022 Equity and Incentive Plan. As of December 31, 2022, we had approximately 6.8 million shares available for future awards under the 2022 Equity and Incentive Plan. The 2022 Equity and Incentive Plan provides that no more than 5.0 million shares may be issued pursuant to the exercise of incentive stock options, subject to adjustment upon certain capitalization events.
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
A summary of restricted stock activity during the year ended December 31, 2022 is presented below.

	Restricted Stock Awards		Restricted Stock Units		Performance Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of December 31, 2021	35,508	$49.28	660,849	$40.98	425,268	$46.83
Granted	16,736	95.59	231,506	71.68	203,821	81.38
Restrictions lapsed (vested)(1)	(35,508)	49.28	(323,106)	41.61	(214,203)	46.57
Forfeited	—	—	(22,569)	50.82	(3,201)	63.06
Outstanding as of December 31, 2022	16,736	95.59	546,680	53.21	411,685	63.95
_______________________________________________________________________________
(1)For performance restricted stock units, the shares represent the performance restricted stock units granted in 2019, for which the three-year performance period ended December 31, 2021.
The 2022, 2021 and 2020 weighted-average grant-date fair value for RSAs was $95.59, $49.28 and $27.51, for RSUs was $71.68, $38.69 and $45.23, and for PSUs was $81.38, $48.25 and $47.93, respectively.
The actual tax benefit realized from restricted stock vested in each of the years ended December 31, 2022, 2021 and 2020 was $14 million, $7 million and $5 million, respectively. The fair value of restricted stock vested was $60 million, $29 million and $22 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Options
Under the 2014 Equity and Incentive Plan and our other predecessor plans, we granted to plan participants nonqualified stock options to purchase shares of our common stock. The exercise price of these options was equal to the market price of our common stock on the date of grant. The contractual life of each option was ten years and generally one-third of the options vested on each of the first three anniversaries of the date of grant. No stock option awards were granted under the 2014 Equity and Incentive Plan or our other predecessor plans after 2017, and no stock option awards have been granted under the 2022 Equity and Incentive Plan.
A summary of stock option activity during the year ended December 31, 2022 is presented below:

CF INDUSTRIES HOLDINGS, INC.

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	2,637,586	$42.48
Exercised	(2,475,550)	42.79
Outstanding as of December 31, 2022	162,036	37.72
Exercisable as of December 31, 2022	162,036	37.72

	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of December 31, 2022	2.9	$8
Exercisable as of December 31, 2022	2.9	$8
_____________________________________________________________________________
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $85.20 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.
Selected amounts pertaining to stock option exercises are as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Cash received from stock option exercises	$106	$64	$8
Actual tax benefit realized from stock option exercises	$23	$9	$1
Pre-tax intrinsic value of stock options exercised	$100	$39	$4
Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Stock-based compensation expense	$41	$30	$26
Income tax benefit	(9)	(7)	(6)
Stock-based compensation expense, net of income taxes	$32	$23	$20
As of December 31, 2022, pre-tax unrecognized compensation cost was $16 million for RSAs and RSUs, which will be recognized over a weighted-average period of 1.6 years, and $20 million for PSUs, which will be recognized over a weighted-average period of 1.3 years.
Excess tax benefits realized from the vesting of restricted stock or stock option exercises are recognized as an income tax benefit in our consolidated statements of operations and are required to be reported as an operating cash inflow rather than a reduction of taxes paid. The excess tax benefits realized in 2022, 2021 and 2020 were $96 million, $22 million and $3 million, respectively.

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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets. Segment data for sales, cost of sales and gross margin for 2022, 2021 and 2020 are presented in the table below.

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Year ended December 31, 2022
Net sales	$3,090	$2,892	$3,572	$845	$787	$11,186
Cost of sales	1,491	1,328	1,489	597	420	5,325
Gross margin	$1,599	$1,564	$2,083	$248	$367	5,861
Total other operating costs and expenses(3)						558
Equity in earnings of operating affiliate						94
Operating earnings						$5,397
Year ended December 31, 2021
Net sales	$1,787	$1,880	$1,788	$510	$573	$6,538
Cost of sales	1,162	992	1,119	475	403	4,151
Gross margin	$625	$888	$669	$35	$170	2,387
Total other operating costs and expenses(3)						705
Equity in earnings of operating affiliate						47
Operating earnings						$1,729
Year ended December 31, 2020
Net sales	$1,020	$1,248	$1,063	$455	$338	$4,124
Cost of sales	850	847	949	390	287	3,323
Gross margin	$170	$401	$114	$65	$51	801
Total other operating costs and expenses						189
Equity in earnings of operating affiliate						11
Operating earnings						$623
_______________________________________________________________________________
(1)Cost of sales and gross margin for the Ammonia segment for the year ended December 31, 2021 include a $112 million gain on the net settlement of certain natural gas contracts with our suppliers. See Note 15—Derivative Financial Instruments for additional information.
(2)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(3)Total other operating costs and expenses for the year ended December 31, 2022 include $258 million of asset impairment and restructuring charges related to our U.K. operations. Total other operating costs and expenses for the year ended December 31, 2021 include $521 million of asset impairment charges related to our U.K. operations. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.

CF INDUSTRIES HOLDINGS, INC.

Depreciation and amortization by segment for 2022, 2021 and 2020 is as follows:

	Ammonia	Granular Urea	UAN	AN	Other	Corporate	Consolidated
	(in millions)
Depreciation and amortization
Year ended December 31, 2022	$166	$272	$269	$61	$67	$15	$850
Year ended December 31, 2021	209	235	259	77	87	21	888
Year ended December 31, 2020	176	270	256	100	68	22	892
Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Sales by geographic region (based on destination of shipments):
United States	$8,212	$5,086	$3,036
Foreign:
Canada	849	568	397
North America, excluding U.S. and Canada	149	79	54
United Kingdom	642	464	332
Other foreign	1,334	341	305
Total foreign	2,974	1,452	1,088
Consolidated	$11,186	$6,538	$4,124

	December 31,
	2022	2021	2020
	(in millions)
Property, plant and equipment—net by geographic region:
United States	$5,812	$6,211	$6,527
Foreign:
Canada	506	485	525
United Kingdom	119	385	580
Total foreign	625	870	1,105
Consolidated	$6,437	$7,081	$7,632
Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. In 2022, 2021 and 2020, CHS accounted for approximately 13%, 14% and 13% of our consolidated net sales, respectively. See Note 17—Noncontrolling Interest for additional information.

CF INDUSTRIES HOLDINGS, INC.

22.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$257	$176	$184
Income taxes—net of refunds	1,776	430	111

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	$18	$(8)	$1
Change in accrued share repurchases	(1)	(1)	—
Interest—net of interest capitalized for the year ended December 31, 2022 includes interest paid to Canadian taxing authorities of approximately $100 million related to tax years 2006 through 2011. See Note 10—Income Taxes—“Canada Revenue Agency Competent Authority Matter” for additional information.
Income taxes—net of refunds for the year ended December 31, 2022 includes certain payments of CAD $363 million (approximately $267 million) to Canadian taxing authorities, which are reflected in the line “Other—net” in our consolidated statement of cash flows. These payments were made in order to mitigate the assessment of future Canadian interest on transfer pricing positions. See Note 10—Income Taxes—“Unrecognized Tax Benefits” for additional information.
23.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds and/or waste storage areas. The most recent estimate of the aggregate cost of AROs for our complexes and facilities, excluding the Ince, United Kingdom complex, expressed in 2022 dollars, is approximately $118 million.
We have not recorded a liability for these conditional AROs as of December 31, 2022 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and considered factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021. As a result, we recorded a liability of approximately $9 million for the costs of certain asset retirement activities related to the Ince site. Changes to components of the asset retirement obligation were not material in the third and fourth quarters of 2022. As of December 31, 2022, the liability recorded in other current liabilities in our consolidated balance sheet was approximately $6 million. See Note 5—United Kingdom Operations Restructuring and Impairment Charges for additional information.

CF INDUSTRIES HOLDINGS, INC.

24.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge tow charter commitments range from one to six years. Our rail car leases and barge tow charters commonly contain provisions for automatic renewal that can extend the lease term unless cancelled by either party. We also have operating leases for terminal and warehouse storage for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain provisions for automatic renewal thereafter unless cancelled by either party. The renewal provisions for our rail car leases, barge tow charters and terminal and warehouse storage agreements are not reasonably certain to be exercised.
The components of lease costs were as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating lease cost	$103	$102	$107
Short-term lease cost	48	25	17
Variable lease cost	6	7	6
Total lease cost	$157	$134	$130
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$100	$97	$105
Right-of-use (ROU) assets obtained in exchange for operating lease obligations	106	80	80
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
	(in millions)
Operating lease ROU assets	$254	$243

Current operating lease liabilities	$93	$89
Operating lease liabilities	167	162
Total operating lease liabilities	$260	$251

	December 31,
	2022	2021
Operating leases
Weighted-average remaining lease term	4 years	4 years
Weighted-average discount rate(1)	3.9%	3.8%
______________________________________________________________________________
(1)Upon adoption of the new lease accounting standard, discount rates used for existing leases were established at January 1, 2019.
As of December 31, 2022, we have entered into two additional leases that have not yet commenced. These leases will commence in fiscal year 2023 with future minimum lease payments of $11 million and lease terms of three and five years.

CF INDUSTRIES HOLDINGS, INC.

The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2022.

Operating lease payments
(in millions)
2023	$95
2024	73
2025	47
2026	35
2027	19
Thereafter	11
Total lease payments	280
Less: imputed interest	(20)
Present value of lease liabilities	260
Less: Current operating lease liabilities	(93)
Operating lease liabilities	$167

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
(b) Management’s Report on Internal Control over Financial Reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2022. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
While there was no impact on the Company’s internal control over financial reporting during the quarter ended December 31, 2022, in the first quarter of 2023, the Company is upgrading its enterprise resource planning system (ERP) for its North American operations to SAP S/4HANA. As a result, related changes in its internal control over financial reporting are expected due to the implementation.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CF Industries Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2023

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
ITEM 11.    EXECUTIVE COMPENSATION.
During the last completed fiscal year, Stephen J. Hagge, Javed Ahmed, John W. Eaves, Anne P. Noonan, Michael J. Toelle and Celso L. White (from January to May 2022) served as the members of the Compensation and Management Development Committee of the Board.
Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Discussion and Analysis—Compensation Discussion and Analysis: In Detail—Other Compensation Governance Practices and Considerations—Compensation and Benefits Risk Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Corporate Governance—Director Compensation.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Common Stock Ownership—Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership—Common Stock Ownership of Directors and Management.”
We currently issue stock-based compensation under the CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (the 2022 Equity and Incentive Plan) which permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, which in each case may be conditioned on performance criteria, to employees and certain consultants of the Company and its subsidiaries and non-employee directors of the Company.
Equity Compensation Plan Information as of December 31, 2022

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	2,155,990	$37.72	6,796,615
Equity compensation plans not approved by security holders	—	—	—
Total	2,155,990	$37.72	6,796,615
_______________________________________________________________________________
(1)Includes 162,036 shares issuable pursuant to outstanding nonqualified stock options, 546,680 shares issuable pursuant to restricted stock units (RSUs) and 1,447,274 shares issuable pursuant to performance restricted stock units (PSUs) under the 2022 Equity and Incentive Plan, the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (the 2014 Equity and Incentive Plan) and the CF

CF INDUSTRIES HOLDINGS, INC.

Industries Holdings, Inc. 2009 Equity Incentive Plan. PSUs are subject to attainment of the applicable performance goals during the three-year performance period and are reflected at their maximum potential payout. The PSUs included in this table reflect the full amount awarded to plan participants in 2020, 2021 and 2022. The three-year performance periods for the PSUs awarded in 2020, 2021 and 2022 are in each case composed of three one-year periods with performance goals set annually. Because accounting rules require performance goals to be set before a PSU is determined for accounting purposes to have been granted, the number of PSUs reported as outstanding as of December 31, 2022 in Note 19—Stock-based Compensation reflects all of the PSUs awarded in 2020, but only two-thirds of the PSUs awarded in 2021 and one-third of the PSUs awarded in 2022.
(2)RSUs and PSUs are not reflected in the weighted-average exercise price as these awards do not have an exercise price.
(3)Under the 2022 Equity and Incentive Plan, upon the grant of an award, the number of shares available for issuance is reduced by one share for each share subject to or issued in respect of such awards. Under the 2022 Equity and Incentive Plan, shares withheld for taxes on awards are added to the number of shares available for issuance. If any restricted stock units (including any performance restricted stock units) granted under the 2014 Equity and Incentive Plan terminates or expires without delivery of shares, the number of shares available for issuance under the 2022 Equity and Incentive Plan is increased by 1.61 shares for each share that had been subject to such restricted stock unit at the time of such termination or expiration.
See Note 19—Stock-based Compensation for additional information on the 2022 Equity and Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information appearing in the Proxy Statement under the headings “Corporate Governance—Director Independence” and “Policy Regarding Related Person Transactions” is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information appearing in the Proxy Statement under the headings “Proposal 5: Ratification of Selection of Independent Registered Public Accounting Firm for 2023—Audit and Non-Audit Fees” and “Proposal 5: Ratification of Selection of Independent Registered Public Accounting Firm for 2023—Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)Documents filed as part of this report:

(1)	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:
	Report of Independent Registered Public Accounting Firm (KPMG LLP, Chicago, IL, Auditor Firm ID: 185)	60
	Consolidated Statements of Operations	63
	Consolidated Statements of Comprehensive Income	64
	Consolidated Balance Sheets	65
	Consolidated Statements of Equity	66
	Consolidated Statements of Cash Flows	67
	Notes to Consolidated Financial Statements	68
Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(2)	Exhibits

A list of exhibits filed with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 118 of this report.
ITEM 16.    FORM 10-K SUMMARY.
None.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

2.2
Agreement and Plan of Merger, dated as of March 12, 2010, by and among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010)

2.3
Asset Purchase Agreement, dated October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 1, 2013)*

2.4
Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of December 18, 2015, by and between CF Industries Sales, LLC and CHS Inc. (incorporated by reference to Exhibit 2.4 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2022) *,**

2.5
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of March 30, 2018, by and among CF Industries Nitrogen, LLC, CF Industries Sales, LLC, CF USA Holdings, LLC and CHS Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018)*

3.1
Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 25, 2017)

3.2
Fifth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective December 13, 2022 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 15, 2022)

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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION

4.26
Second Supplemental Indenture, dated as of March 22, 2019, relating to the 2026 Notes Indenture (incorporated by reference to Exhibit 4.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019)

4.27
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
10.15
CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Appendix B to CF Industries Holdings, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on March 30, 2022)***

10.16	CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan***

10.17	First Amendment of CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan***

10.18	Second Amendment of CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan***

10.19	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009)***

10.20	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)***

10.21	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014)***

10.22	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015)***

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

10.26
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

10.28
Form of Restricted Stock Unit Award Agreement under CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2022)***

10.29
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.43 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 22, 2019)***

10.30
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 15, 2022)***

10.31
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014)***

10.32
Form of Non-Employee Director Restricted Stock Award Agreement under CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2022)***

10.33
Form of Equity Award Amendment Letter Agreement, dated as of July 21, 2016 (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016)***

10.34
CF Industries Holdings, Inc. Annual Incentive Plan effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2018)***

10.35
CF Industries Holdings, Inc. Annual Incentive Plan, as amended and restated effective as of January 1, 2023 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 15, 2022)***

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.36
Fourth Amended and Restated Revolving Credit Agreement, dated as of December 5, 2019, among CF Industries Holdings, Inc., the borrowers from time to time party thereto, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Morgan Stanley Bank, N.A. and Goldman Sachs Bank USA, as issuing banks (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 5, 2019)

10.37
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated as of January 27, 2022, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 4.6 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2022)

10.38
Second Amended and Restated Guaranty Agreement, dated as of December 5, 2019, by and among CF Industries Holdings, Inc., CF Industries, Inc. and the other Guarantors (as defined therein) party thereto in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.34 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)

10.39
Amended and Restated Nitrogen Fertilizer Purchase Agreement, dated December 18, 2015, between CF Industries Nitrogen, LLC and CHS Inc. (incorporated by reference to Exhibit 10.37 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2022)****

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

101
The following financial information from CF Industries Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

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

CF INDUSTRIES HOLDINGS, INC.
Date:	February 23, 2023	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2023
W. Anthony Will

/s/ CHRISTOPHER D. BOHN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Christopher D. Bohn

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2023
Richard A. Hoker

/s/ STEPHEN J. HAGGE	Chairman of the Board	February 23, 2023
Stephen J. Hagge

/s/ JAVED AHMED	Director	February 23, 2023
Javed Ahmed

/s/ ROBERT C. ARZBAECHER	Director	February 23, 2023
Robert C. Arzbaecher

/s/ DEBORAH L. DEHAAS	Director	February 23, 2023
Deborah L. DeHaas

/s/ JOHN W. EAVES	Director	February 23, 2023
John W. Eaves

/s/ JESUS MADRAZO YRIS	Director	February 23, 2023
Jesus Madrazo Yris

/s/ ANNE P. NOONAN	Director	February 23, 2023
Anne P. Noonan

/s/ MICHAEL J. TOELLE	Director	February 23, 2023
Michael J. Toelle

/s/ THERESA E. WAGLER	Director	February 23, 2023
Theresa E. Wagler

/s/ CELSO L. WHITE	Director	February 23, 2023
Celso L. White