Form 10-Q
period 2023-06-30
CF Industries Holdings, Inc.
filed 2023-08-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
192,947,620 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at July 31, 2023.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net sales	$1,775	$3,389	$3,787	$6,257
Cost of sales	971	1,398	2,120	2,568
Gross margin	804	1,991	1,667	3,689
Selling, general and administrative expenses	71	73	145	137
U.K. long-lived and intangible asset impairment	—	152	—	152
U.K. operations restructuring	—	10	2	10
Transaction costs	3	—	16	—
Other operating—net	3	6	(32)	8
Total other operating costs and expenses	77	241	131	307
Equity in earnings of operating affiliate	7	28	24	54
Operating earnings	734	1,778	1,560	3,436
Interest expense	36	82	76	323
Interest income	(40)	(8)	(70)	(44)
Loss on debt extinguishment	—	8	—	8
Other non-operating—net	(2)	—	(5)	1
Earnings before income taxes	740	1,696	1,559	3,148
Income tax provision	134	357	303	758
Net earnings	606	1,339	1,256	2,390
Less: Net earnings attributable to noncontrolling interest	79	174	169	342
Net earnings attributable to common stockholders	$527	$1,165	$1,087	$2,048
Net earnings per share attributable to common stockholders:
Basic	$2.71	$5.59	$5.56	$9.83
Diluted	$2.70	$5.58	$5.55	$9.78
Weighted-average common shares outstanding:
Basic	194.6	208.2	195.4	208.4
Diluted	195.0	208.9	195.9	209.4
Dividends declared per common share	$0.40	$0.40	$0.80	$0.70
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Net earnings	$606	$1,339	$1,256	$2,390
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	23	(27)	30	(40)
Defined benefit plans—net of taxes	2	8	1	12
	25	(19)	31	(28)
Comprehensive income	631	1,320	1,287	2,362
Less: Comprehensive income attributable to noncontrolling interest	79	174	169	342
Comprehensive income attributable to common stockholders	$552	$1,146	$1,118	$2,020
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,219	$2,323
Accounts receivable—net	388	582
Inventories	319	474
Prepaid income taxes	81	215
Other current assets	65	79
Total current assets	4,072	3,673
Property, plant and equipment—net	6,218	6,437
Investment in affiliate	72	74
Goodwill	2,089	2,089
Operating lease right-of-use assets	278	254
Other assets	808	786
Total assets	$13,537	$13,313
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$451	$575
Income taxes payable	47	3
Customer advances	9	229
Current operating lease liabilities	100	93
Other current liabilities	15	95
Total current liabilities	622	995
Long-term debt	2,967	2,965
Deferred income taxes	910	958
Operating lease liabilities	177	167
Other liabilities	341	375
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2023—196,248,883 shares issued and 2022—195,604,404 shares issued	2	2
Paid-in capital	1,430	1,412
Retained earnings	4,797	3,867
Treasury stock—at cost, 2023—3,313,189 shares and 2022—0 shares	(226)	—
Accumulated other comprehensive loss	(199)	(230)
Total stockholders’ equity	5,804	5,051
Noncontrolling interest	2,716	2,802
Total equity	8,520	7,853
Total liabilities and equity	$13,537	$13,313
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2023	$2	$(97)	$1,424	$4,348	$(224)	$5,453	$2,637	$8,090
Net earnings	—	—	—	527	—	527	79	606
Other comprehensive income	—	—	—	—	25	25	—	25
Purchases of treasury stock	—	(131)	—	—	—	(131)	—	(131)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	7	—	—	7	—	7
Dividends and dividend equivalents ($0.40 per share)	—	—	—	(78)	—	(78)	—	(78)
Balance as of June 30, 2023	$2	$(226)	$1,430	$4,797	$(199)	$5,804	$2,716	$8,520

Balance as of December 31, 2022	$2	$—	$1,412	$3,867	$(230)	$5,051	$2,802	$7,853
Net earnings	—	—	—	1,087	—	1,087	169	1,256
Other comprehensive income	—	—	—	—	31	31	—	31
Purchases of treasury stock	—	(206)	—	—	—	(206)	—	(206)
Acquisition of treasury stock under employee stock plans	—	(22)	—	—	—	(22)	—	(22)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	19	—	—	19	—	19
Dividends and dividend equivalents ($0.80 per share)	—	—	—	(157)	—	(157)	—	(157)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Balance as of June 30, 2023	$2	$(226)	$1,430	$4,797	$(199)	$5,804	$2,716	$8,520

CONSOLIDATED STATEMENTS OF EQUITY
(Continued) (Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2022	$2	$(123)	$1,482	$2,907	$(266)	$4,002	$2,751	$6,753
Net earnings	—	—	—	1,165	—	1,165	174	1,339
Other comprehensive loss	—	—	—	—	(19)	(19)	—	(19)
Purchases of treasury stock	—	(490)	—	—	—	(490)	—	(490)
Retirement of treasury stock	—	281	(23)	(260)	—	(2)	—	(2)
Issuance of $0.01 par value common stock under employee stock plans	—	1	3	—	—	4	—	4
Stock-based compensation expense	—	—	12	—	—	12	—	12
Dividends and dividend equivalents ($0.40 per share)	—	—	—	(83)	—	(83)	—	(83)
Balance as of June 30, 2022	$2	$(331)	$1,474	$3,729	$(285)	$4,589	$2,925	$7,514

Balance as of December 31, 2021	$2	$(2)	$1,375	$2,088	$(257)	$3,206	$2,830	$6,036
Net earnings	—	—	—	2,048	—	2,048	342	2,390
Other comprehensive loss	—	—	—	—	(28)	(28)	—	(28)
Purchases of treasury stock	—	(590)	—	—	—	(590)	—	(590)
Retirement of treasury stock	—	283	(23)	(260)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	1	100	—	—	101	—	101
Stock-based compensation expense	—	—	22	—	—	22	—	22
Dividends and dividend equivalents ($0.70 per share)	—	—	—	(147)	—	(147)	—	(147)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(247)	(247)
Balance as of June 30, 2022	$2	$(331)	$1,474	$3,729	$(285)	$4,589	$2,925	$7,514
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Net earnings	$1,256	$2,390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	427	431
Deferred income taxes	(53)	—
Stock-based compensation expense	19	22
Loss on debt extinguishment	—	8
Unrealized net gain on natural gas derivatives	(72)	(50)
U.K. long-lived and intangible asset impairment	—	152
Gain on sale of emission credits	(36)	(3)
Loss on disposal of property, plant and equipment	1	—
Undistributed earnings of affiliate—net of taxes	—	(3)
Changes in:
Accounts receivable—net	198	(239)
Inventories	140	(99)
Accrued and prepaid income taxes	166	12
Accounts payable and accrued expenses	(138)	223
Customer advances	(220)	(628)
Other—net	(29)	64
Net cash provided by operating activities	1,659	2,280
Investing Activities:
Additions to property, plant and equipment	(164)	(129)
Proceeds from sale of property, plant and equipment	1	1
Distributions received from unconsolidated affiliate	—	4
Purchase of investments held in nonqualified employee benefit trust	—	(1)
Proceeds from sale of investments held in nonqualified employee benefit trust	—	1
Purchase of emission credits	—	(9)
Proceeds from sale of emission credits	36	12
Net cash used in investing activities	(127)	(121)
Financing Activities:
Payments of long-term borrowings	—	(507)
Financing fees	—	(4)
Dividends paid	(158)	(147)
Distributions to noncontrolling interest	(255)	(247)
Purchases of treasury stock	(205)	(577)
Proceeds from issuances of common stock under employee stock plans	1	101
Cash paid for shares withheld for taxes	(22)	(23)
Net cash used in financing activities	(639)	(1,404)
Effect of exchange rate changes on cash and cash equivalents	3	(13)
Increase in cash and cash equivalents	896	742
Cash and cash equivalents at beginning of period	2,323	1,628
Cash and cash equivalents at end of period	$3,219	$2,370
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, plant closure and asset retirement obligations, the cost of emission credits required to meet environmental regulations, the cost of customer incentives, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves and the assessment of the realizability of deferred tax assets, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans and the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.
2.   Revenue Recognition
We track our revenue by product and by geography. See Note 15—Segment Disclosures for the revenue of each of our reportable segments, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2023 and 2022:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2023
North America	$460	$460	$463	$65	$120	$1,568
Europe and other	65	—	85	39	18	207
Total revenue	$525	$460	$548	$104	$138	$1,775
Three months ended June 30, 2022
North America	$987	$816	$877	$76	$180	$2,936
Europe and other	128	17	99	177	32	453
Total revenue	$1,115	$833	$976	$253	$212	$3,389
Six months ended June 30, 2023
North America	$790	$1,035	$982	$139	$246	$3,192
Europe and other	159	36	233	124	43	595
Total revenue	$949	$1,071	$1,215	$263	$289	$3,787
Six months ended June 30, 2022
North America	$1,570	$1,552	$1,890	$159	$333	$5,504
Europe and other	185	46	101	317	104	753
Total revenue	$1,755	$1,598	$1,991	$476	$437	$6,257

As of June 30, 2023 and December 31, 2022, we had $9 million and $229 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2023 and 2022, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of June 30, 2023 and December 31, 2022 were not material.
We have certain customer contracts with performance obligations under which, if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of June 30, 2023, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $845 million. We expect to recognize approximately 27% of these performance obligations as revenue in the remainder of 2023, approximately 36% as revenue during 2024-2026, approximately 17% as revenue during 2027-2029, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if the customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $255 million as of June 30, 2023. Other than the performance obligations described above, we expect that any performance obligations under our customer contracts that were unfulfilled or partially fulfilled at December 31, 2022 will be satisfied in 2023.

CF INDUSTRIES HOLDINGS, INC.
3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$527	$1,165	$1,087	$2,048
Basic earnings per common share:
Weighted-average common shares outstanding	194.6	208.2	195.4	208.4
Net earnings attributable to common stockholders	$2.71	$5.59	$5.56	$9.83
Diluted earnings per common share:
Weighted-average common shares outstanding	194.6	208.2	195.4	208.4
Dilutive common shares—stock-based awards	0.4	0.7	0.5	1.0
Diluted weighted-average common shares outstanding	195.0	208.9	195.9	209.4
Net earnings attributable to common stockholders	$2.70	$5.58	$5.55	$9.78
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022.

4.   Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Finished goods	$280	$437
Raw materials, spare parts and supplies	39	37
Total inventories	$319	$474

5.   United Kingdom Operations Restructuring
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021, and optimization of the remaining manufacturing operations at our Billingham facility. Pursuant to our proposed plan to restructure our U.K. operations and dispose of the Ince facility assets before we originally intended, we concluded that an evaluation of our long-lived assets and an impairment test was required. Our assessment then identified the U.K. asset groups as U.K. Ammonia, U.K. AN and U.K. Other, comprising our ongoing U.K. operations, and Ince, U.K. In response to this impairment indicator, we compared the undiscounted cash flows expected to result from the use and eventual disposition of the Ince, U.K. asset group to its carrying amount and concluded the carrying amount was not recoverable and should be adjusted to its fair value. As a result, in the second quarter of 2022, we recorded total charges of $162 million related to the Ince facility as follows:
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

CF INDUSTRIES HOLDINGS, INC.
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
In August 2022, the final restructuring plan was approved, and decommissioning activities at our Ince facility were initiated. As of June 30, 2023, the decommissioning of our Ince facility and other approved restructuring actions have been completed.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Land	$114	$113
Machinery and equipment	12,740	12,633
Buildings and improvements	923	914
Construction in progress	303	203
Property, plant and equipment(1)	14,080	13,863
Less: Accumulated depreciation and amortization	7,862	7,426
Property, plant and equipment—net	$6,218	$6,437
_______________________________________________________________________________
(1)As of June 30, 2023 and December 31, 2022, we had property, plant and equipment that was accrued but unpaid of approximately $63 million and $53 million, respectively. As of June 30, 2022 and December 31, 2021, we had property, plant and equipment that was accrued but unpaid of approximately $51 million and $35 million, respectively.
Depreciation and amortization related to property, plant and equipment was $218 million and $422 million for the three and six months ended June 30, 2023, respectively, and $219 million and $424 million for the three and six months ended June 30, 2022, respectively.
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

CF INDUSTRIES HOLDINGS, INC.
The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2023	2022
	(in millions)
Net capitalized turnaround costs as of January 1	$312	$355
Additions	47	26
Depreciation	(62)	(70)
Impairment related to U.K. operations	—	(7)
Effect of exchange rate changes	1	(4)
Net capitalized turnaround costs as of June 30	$298	$300

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
As of June 30, 2023, the total carrying value of our equity method investment in PLNL was $72 million, $32 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 10 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $36 million and $95 million for the three and six months ended June 30, 2023, respectively, and $77 million and $151 million for the three and six months ended June 30, 2022, respectively.

8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$183	$—	$—	$183
Cash equivalents:
U.S. and Canadian government obligations	2,792	—	—	2,792
Other debt securities	244	—	—	244
Total cash and cash equivalents	$3,219	$—	$—	$3,219
Nonqualified employee benefit trusts	16	1	—	17

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$153	$—	$—	$153
Cash equivalents:
U.S. and Canadian government obligations	1,902	—	—	1,902
Other debt securities	268	—	—	268
Total cash and cash equivalents	$2,323	$—	$—	$2,323
Nonqualified employee benefit trusts	16	—	—	16
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2023 and December 31, 2022 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$3,036	$3,036	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	9	—	9	—
Derivative liabilities	(9)	—	(9)	—

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,170	$2,170	$—	$—
Nonqualified employee benefit trusts	16	16	—	—
Derivative assets	12	—	12	—
Derivative liabilities	(85)	—	(85)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. As of June 30, 2023 and December 31, 2022, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

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
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets with multi-national commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods, and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily a NYMEX futures price index. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. See Note 12—Derivative Financial Instruments for additional information.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,967	$2,767	$2,965	$2,764
The fair value of our long-term debt was based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, they are classified as Level 2 inputs.
The carrying amounts of cash and cash equivalents, as well as any instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.
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

CF INDUSTRIES HOLDINGS, INC.
9.   Income Taxes
For the three months ended June 30, 2023, we recorded an income tax provision of $134 million on pre-tax income of $740 million, or an effective tax rate of 18.2%, compared to an income tax provision of $357 million on pre-tax income of $1.70 billion, or an effective tax rate of 21.1%, for the three months ended June 30, 2022.
For the six months ended June 30, 2023, we recorded an income tax provision of $303 million on pre-tax income of $1.56 billion, or an effective tax rate of 19.5%, compared to an income tax provision of $758 million on pre-tax income of $3.15 billion, or an effective tax rate of 24.1%, for the six months ended June 30, 2022.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2023 of 18.2%, which is based on pre-tax income of $740 million, including $79 million of earnings attributable to the noncontrolling interest, would be 2.1 percentage points higher if based on pre-tax income exclusive of the $79 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2022 of 21.1%, which is based on pre-tax income of $1.70 billion, including $174 million of earnings attributable to the noncontrolling interest, would be 2.4 percentage points higher if based on pre-tax income exclusive of the $174 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the six months ended June 30, 2023 of 19.5%, which is based on pre-tax income of $1.56 billion, including $169 million of earnings attributable to the noncontrolling interest, would be 2.3 percentage points higher if based on pre-tax income exclusive of the $169 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2022 of 24.1%, which is based on pre-tax income of $3.15 billion, including $342 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher if based on pre-tax income exclusive of the $342 million of earnings attributable to the noncontrolling interest.
In addition, for the six months ended June 30, 2022, our income tax provision includes $22 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, as discussed below.
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

CF INDUSTRIES HOLDINGS, INC.
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, for the six months ended June 30, 2022, we recorded the following:
•liabilities for unrecognized tax benefits of approximately $314 million, with a corresponding income tax provision, and accrued interest of approximately $116 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of approximately $359 million, with a corresponding income tax benefit, and accrued interest income of approximately $30 million related to the noncurrent income tax receivables.
In the six months ended June 30, 2022, the impact on our consolidated statement of operations of the amounts recorded as a result of this evaluation of transfer pricing positions, including $26 million of net deferred income tax provision for other transfer pricing tax effects, was $19 million of income tax benefit and $86 million of net interest expense before tax ($93 million after tax). Of the $19 million of income tax benefit and $86 million of net interest expense recognized in the six months ended June 30, 2022, $21 million of income tax benefit and $23 million of net interest expense ($24 million after tax) was recognized in the three months ended June 30, 2022.

10.   Financing Agreements
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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds, and bear interest at a per annum rate equal to, at our option, an applicable adjusted term Secured Overnight Financing Rate or base rate plus, in either case, a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
As of June 30, 2023, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2023 or December 31, 2022, or during the six months ended June 30, 2023.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2023, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $350 million of letters of credit. As of June 30, 2023, approximately $205 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2023 and December 31, 2022 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2023		December 31, 2022
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	740
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	743	750	742
Total long-term debt		$3,000	$2,967	$3,000	$2,965
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both June 30, 2023 and December 31, 2022, and total deferred debt issuance costs were $26 million and $28 million as of June 30, 2023 and December 31, 2022, respectively.
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

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Interest on borrowings(1)	$37	$38	$74	$80
Fees on financing agreements(1)	2	2	4	4
Interest on tax liabilities(2)	(2)	42	—	240
Interest capitalized	(1)	—	(2)	(1)
Total interest expense	$36	$82	$76	$323
_______________________________________________________________________________
(1)See Note 10—Financing Agreements for additional information.
(2)See Note 9—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.
12.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2023, we had natural gas derivative contracts covering certain periods through March 2024.
As of June 30, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 43.8 million MMBtus of natural gas. As of December 31, 2022, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 66.3 million MMBtus of natural gas. For the six months ended June 30, 2023, we used derivatives to cover approximately 36% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location	2023	2022	2023	2022
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$—	$17	$72	$50
Realized net (losses) gains on natural gas derivatives	Cost of sales	—	(9)	(118)	8
Net derivative gains (losses)		$—	$8	$(46)	$58

The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2023 and December 31, 2022, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$9	$12	Other current liabilities	$(9)	$(85)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of June 30, 2023 and December 31, 2022, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $73 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of June 30, 2023 and December 31, 2022, we had no cash collateral on deposit with counterparties for derivative contracts.

CF INDUSTRIES HOLDINGS, INC.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2023 and December 31, 2022:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2023
Total derivative assets	$9	$—	$—	$9
Total derivative liabilities	(9)	—	—	(9)
Net derivative liabilities	$—	$—	$—	$—
December 31, 2022
Total derivative assets	$12	$—	$—	$12
Total derivative liabilities	(85)	—	—	(85)
Net derivative liabilities	$(73)	$—	$—	$(73)
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

	2023	2022
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,802	$2,830
Earnings attributable to noncontrolling interest	169	342
Declaration of distributions payable	(255)	(247)
Balance as of June 30	$2,716	$2,925
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	255	247
Distributions to noncontrolling interest	(255)	(247)
Balance as of June 30	$—	$—
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

CF INDUSTRIES HOLDINGS, INC.
a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts.
On July 31, 2023, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2023 in accordance with CFN’s limited liability company agreement. On July 31, 2023, CFN distributed $204 million to CHS for the distribution period ended June 30, 2023.

14.   Stockholders’ Equity
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program and the 2021 Share Repurchase Program.

	2022 Share Repurchase Program		2021 Share Repurchase Program
	Shares	Amounts(1)	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2022:
First quarter	—	$—	1.3	$100
Second quarter	—	—	5.3	490
Third quarter	—	—	6.1	532
Fourth quarter	—	—	2.2	223
Total shares repurchased in 2022	—	—	14.9	1,345
Shares repurchased as of December 31, 2022	—	$—	14.9	$1,345
Shares repurchased in 2023:
First quarter	—	$—	1.1	$75
Second quarter	0.8	50	1.2	80
Total shares repurchased in 2023	0.8	50	2.3	155
Shares repurchased as of June 30, 2023	0.8	$50	17.2	$1,500
______________________________________________________________________________
(1)As defined in the share repurchase programs, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million, and we repurchased approximately 0.8 million shares under the 2022 Share Repurchase Program for $50 million.
In the six months ended June 30, 2022, we repurchased approximately 6.6 million shares under the 2021 Share Repurchase Program for $590 million, of which $14 million was accrued and unpaid as of June 30, 2022.

CF INDUSTRIES HOLDINGS, INC.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2022	$(179)	$3	$(54)	$(230)
Gain arising during the period	—	—	5	5
Effect of exchange rate changes and deferred taxes	30	—	(4)	26
Balance as of June 30, 2023	$(149)	$3	$(53)	$(199)

Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Gain arising during the period	—	—	3	3
Reclassification to earnings	—	—	2	2
Effect of exchange rate changes and deferred taxes	(40)	—	7	(33)
Balance as of June 30, 2022	$(181)	$4	$(108)	$(285)

CF INDUSTRIES HOLDINGS, INC.
15.   Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management. Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2023 and 2022 are presented in the table below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2023
Net sales	$525	$460	$548	$104	$138	$1,775
Cost of sales	303	222	289	81	76	971
Gross margin	$222	$238	$259	$23	$62	804
Total other operating costs and expenses						77
Equity in earnings of operating affiliate						7
Operating earnings						$734
Three months ended June 30, 2022
Net sales	$1,115	$833	$976	$253	$212	$3,389
Cost of sales	442	360	343	151	102	1,398
Gross margin	$673	$473	$633	$102	$110	1,991
Total other operating costs and expenses(2)						241
Equity in earnings of operating affiliate						28
Operating earnings						$1,778

Six months ended June 30, 2023
Net sales	$949	$1,071	$1,215	$263	$289	$3,787
Cost of sales	583	549	635	185	168	2,120
Gross margin	$366	$522	$580	$78	$121	1,667
Total other operating costs and expenses						131
Equity in earnings of operating affiliate						24
Operating earnings						$1,560
Six months ended June 30, 2022
Net sales	$1,755	$1,598	$1,991	$476	$437	$6,257
Cost of sales	722	630	688	322	206	2,568
Gross margin	$1,033	$968	$1,303	$154	$231	3,689
Total other operating costs and expenses(2)						307
Equity in earnings of operating affiliate						54
Operating earnings						$3,436
_______________________________________________________________________________
(1)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(2)Total other operating costs and expenses for the three and six months ended June 30, 2022 includes $162 million of asset impairment and restructuring charges related to our U.K. operations. See Note 5—United Kingdom Operations Restructuring for additional information.

CF INDUSTRIES HOLDINGS, INC.
16.   Agreement To Purchase Ammonia Production Facility
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
Our principal assets as of June 30, 2023 include:
•five U.S. nitrogen manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); and Woodward, Oklahoma. These facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 13—Noncontrolling Interest for additional information on our strategic venture with CHS);
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
In July 2022, we and Mitsui & Co., Ltd. (Mitsui) signed a joint development agreement for the companies’ proposed plans to construct an export-oriented blue ammonia facility. We and Mitsui continue to progress a front-end engineering and design (FEED) study for the project and expect to make a final investment decision on the proposed facility later in 2023. Should the companies agree to move forward, the ammonia facility would be constructed at our new Blue Point complex. We own the land for the complex, which is located on the west bank of the Mississippi river in Ascension Parish, Louisiana. Construction and commissioning of a new world-scale ammonia plant typically takes approximately four years from the time construction begins.
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
We are also pursuing opportunities to produce blue ammonia from our existing ammonia production network. We are currently executing a project with an estimated cost of $200 million to construct a CO2 dehydration and compression facility at our Donaldsonville complex to enable the transport and permanent sequestration of the ammonia process CO2 byproduct. Engineering activities for the construction of the dehydration and compression unit continue to advance, procurement of major equipment for the facility is in progress, and fabrication of the CO2 compressors has begun. In October 2022, we announced that we had entered into a definitive CO2 offtake agreement with ExxonMobil to transport and permanently sequester CO2 from Donaldsonville. Once the dehydration and compression unit is in service and sequestration is initiated, we expect that the Donaldsonville complex will have the capacity to dehydrate and compress up to 2 million tons per year of process CO2, enabling the production of blue ammonia. Start-up for the project is planned for 2025. Under current regulations, the project would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
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

CF INDUSTRIES HOLDINGS, INC.
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
Market Conditions
Geopolitical Environment
Changes in the geopolitical environment can have significant effects on our financial results. Russia’s invasion of Ukraine in February 2022, and the resulting war between Russia and Ukraine, disrupted global markets for certain commodities, including natural gas, nitrogen fertilizers and certain commodity grains and oilseeds, leading to production curtailments, export reductions and logistical complications involving these commodities. Additionally, energy, financial and transportation sanctions were announced by U.S., Canadian, European and other governments against Russia in response to the war. During 2022 and 2023, market participants have continued to adjust trade flows and manufacturers have continued to adjust production levels in response to changing conditions resulting from these factors. As of the date of filing of this report, nitrogen fertilizers have largely been explicitly exempted from sanctions against Russia by the United States and certain other governments, and as a result, there has been an increase in Russian fertilizer exports into the United States and other parts of the world.
As further described below, natural gas is the principal raw material used to produce our nitrogen products. Natural gas is a globally traded commodity that experiences price fluctuations based on supply and demand balances and has been impacted by geopolitical events relating to the war between Russia and Ukraine. European energy markets, which have historically sourced a substantial portion of their natural gas from Russia, were disrupted by Russia’s invasion of Ukraine and the subsequent reduction of Russian natural gas supply to Europe during 2022. This led to further increases in natural gas prices and natural gas price volatility, which in turn led to disruptions in manufacturing and distribution activities at other nitrogen manufacturers and suppliers in our industry, resulting in changes in nitrogen product trade flows and reductions in global fertilizer supply. In September 2022, in response to the high prices for natural gas in the United Kingdom, we idled ammonia production at our Billingham complex and since that time have been importing ammonia from one of our North American manufacturing facilities or from purchases in the open market for upgrade into AN and other nitrogen products at that location.
The geopolitical developments relating to the war in Ukraine also led to some supply chain disruptions for Russian producers of fertilizer, contributing to reduced global nitrogen fertilizer supply. Prior to its February 2022 invasion of Ukraine, Russia in recent years had been a significant supplier of nitrogen fertilizer products to North America and Europe and a leading exporter of nitrogen fertilizer products globally. Furthermore, the subsequent closure of a pipeline historically transporting ammonia from Russia through Ukraine for export has been a large contributor to reduced global exportable ammonia supply. In addition, Russia and Ukraine have been large exporters of commodity grains such as wheat, corn and soybeans. The direct and indirect impacts of the war in Ukraine, and the related uncertainty, resulted in reduced commodity grain supply from Russia and Ukraine, causing increased prices for grains globally. The increase in commodity grain prices in turn supported strong demand for nitrogen fertilizer in 2022. All of these geopolitical developments further contributed to an already tight global supply and demand balance for nitrogen fertilizers. These factors caused changes in global trade flows as both manufacturers and customers reacted to the changing market dynamics. As a result, global nitrogen fertilizer prices remained high and also experienced significant volatility in 2022.
As Russian-sourced natural gas supply declined due to geopolitical factors, European purchasers of natural gas increased imports from the liquified natural gas (LNG) market to build storage levels leading up to the winter 2022/2023 peak demand season. As storage levels of natural gas increased due to the increased LNG imports, in conjunction with a warmer than expected winter in Europe, prices for natural gas first stabilized and then fell during the first half of 2023. As natural gas prices decreased, certain nitrogen producers restarted previously idled production, leading to an increase in global nitrogen production operating rates. The increased global nitrogen product supply availability resulting from the increase in operating rates, in addition to new global production coming on line and an increase in Russian imports of UAN into the United States, resulted in an increase in supply and lower average selling prices in the first half of 2023 compared to average selling prices realized in 2022.

CF INDUSTRIES HOLDINGS, INC.
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
In the second quarter of 2023, the average selling price for our products was $359 per ton, a decrease of 49% compared to $701 per ton in the second quarter of 2022, reflecting lower average selling prices across all our segments, which drove a decrease in net sales of approximately $1.66 billion for the second quarter of 2023 compared to the second quarter of 2022. The decrease in average selling prices reflects the impact of an increase in global supply availability as lower global energy costs drove higher global operating rates. In addition, higher average selling prices in 2022 were driven in part by the geopolitical environment experienced in 2022, as described above. In the six months ended June 30, 2023, the average selling price for our products was $400 per ton, or 39% lower compared to $661 per ton in the six months ended June 30, 2022. This resulted in a decrease in net sales of approximately $2.47 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 50% of our production costs in both the first six months of 2023 and in the year ended December 31, 2022.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Average daily market price of natural gas Henry Hub (Louisiana) (per MMBtu)	$2.12	$7.40	$(5.28)	(71)%	$2.40	$6.01	$(3.61)	(60)%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. North American natural gas prices were lower on average during the first six months of 2023 than during the first six months of 2022. Warmer-than-normal temperatures in the first quarter of 2023 drove lower heating demand for natural gas, while North American supply remained strong, as there were few weather-related production disruptions. In addition, although the higher cost for natural gas outside of North America incentivized liquefaction facilities in the United States to export domestic natural gas during the first half of 2023, the ongoing outage at the Freeport LNG facility as well as planned maintenance at several other LNG facilities limited total gas exports, supporting domestic supply. As a result, North America entered the second quarter of 2023 with above-average volumes of gas in storage and was able to inject at higher-than-average rates, leading to end-of-quarter storage levels that were 25% higher than one year ago and 15% higher than the five-year average. For July 2023, the average daily market price of natural gas at the Henry Hub was $2.54 per MMBtu.
Our Billingham U.K. nitrogen manufacturing facility has been subject to fluctuations associated with the price of natural gas in Europe. Russia’s invasion of Ukraine in February 2022 disrupted European energy markets and threatened security of supply, driving natural gas prices in Europe upward to unprecedented levels. In the three and six months ended June 30, 2022, the average daily market price of natural gas at the National Balancing Point (NBP), the major trading point for natural gas in the United Kingdom, was $16.00 per MMBtu and $23.06 per MMBtu, respectively. In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location.
In the second quarter of 2023, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 61% to $2.75 per MMBtu from $7.05 per MMBtu in the second quarter of 2022. This decrease in natural gas costs resulted in an increase in gross margin of approximately $360 million compared to the second quarter of 2022. In the first half of 2023, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 33% to $4.56 per MMBtu from $6.79 per MMBtu in the first half of 2022. This decrease in natural gas costs resulted in an increase in gross margin of approximately $332 million compared to the first half of 2022.

CF INDUSTRIES HOLDINGS, INC.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $527 million for the three months ended June 30, 2023 compared to $1.17 billion for the three months ended June 30, 2022, a decrease in net earnings of $638 million. The decrease in net earnings for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 reflects a decrease of $1.19 billion in gross margin to $804 million for the three months ended June 30, 2023. The decrease in gross margin was due primarily to a 49% decrease in average selling prices to $359 per ton in the second quarter of 2023 from $701 per ton in the second quarter of 2022, which decreased gross margin by $1.66 billion. The impact of lower selling prices was partially offset by lower natural gas costs, which increased gross margin by approximately $360 million. In addition, lower gross margin was partially offset by pre-tax impairment and restructuring charges related to our U.K. operations of $162 million in the second quarter of 2022 that did not recur in the second quarter of 2023 and a decrease in the income tax provision of $223 million due primarily to lower earnings in the second quarter of 2023.
Diluted net earnings per share attributable to common stockholders decreased $2.88 per share, to $2.70 per share, in the second quarter of 2023 compared to $5.58 per share in the second quarter of 2022 due primarily to lower net earnings, partially offset by lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs.
Items Affecting Comparability of Results
For the three months ended June 30, 2023 and 2022, we reported net earnings attributable to common stockholders of $527 million and $1.17 billion, respectively. For the six months ended June 30, 2023 and 2022, we reported net earnings attributable to common stockholders of $1.09 billion and $2.05 billion, respectively. In addition to the impact of market conditions discussed above, certain items affected the comparability of our financial results for the three and six months ended June 30, 2023 and 2022. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$—	$—	$(17)	$(13)	$(72)	$(56)	$(50)	$(38)
(Gain) loss on foreign currency transactions, including intercompany loans(2)	(1)	—	5	3	(2)	(1)	11	8
U.K. operations:
U.K. long-lived and intangible asset impairment	—	—	152	115	—	—	152	115
U.K. operations restructuring	—	—	10	8	2	2	10	8
Transaction costs related to acquisition agreement	3	2	—	—	16	12	—	—
Canada Revenue Agency Competent Authority Matter and transfer pricing positions:
Interest expense	—	—	30	30	—	—	228	226
Interest income	—	—	(2)	(1)	—	—	(38)	(29)
Income tax (benefit) provision(3)	—	—	—	(20)	—	—	—	52
Loss on debt extinguishment	—	—	8	6	—	—	8	6
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)For the three months ended June 30, 2022, the after-tax income tax benefit amount of $20 million reflects an income tax benefit of $19 million, consisting of the $2 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $21 million of income tax benefit referenced below under “Transfer pricing positions,” net of $1 million of income tax provision that is reflected in the after-tax interest income amount shown in this table. For the six months ended June 30, 2022, the after-tax income tax provision amount of $52 million reflects an income tax provision of $59 million, consisting of the $78 million income tax provision referenced below under “Canada Revenue Agency Competent Authority Matter” and the $19 million of income tax

CF INDUSTRIES HOLDINGS, INC.
benefit referenced below under “Transfer pricing positions,” net of $7 million of income tax provision that is reflected in the after-tax interest expense and interest income amounts shown in this table.

Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2022, we recognized an unrealized net mark-to-market gain of $17 million. In the six months ended June 30, 2023 and 2022, we recognized unrealized net mark-to-market gains of $72 million and $50 million, respectively.
(Gain) loss on foreign currency transactions, including intercompany loans
In the six months ended June 30, 2023 and 2022, we recognized a (gain) loss on foreign currency transactions of $(2) million and $11 million, respectively. Gains and losses on foreign currency transactions consist of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
U.K. operations
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021, and optimization of the remaining manufacturing operations at our Billingham facility. As a result, we recorded total charges of $162 million related to the Ince facility as follows:
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

See Note 5—United Kingdom Operations Restructuring for additional information.

In the six months ended June 30, 2023, we incurred restructuring costs of $2 million related to the permanent closure of our Ince facility.
Transaction costs related to acquisition agreement
On March 20, 2023, we entered into an asset purchase agreement with DNLA and IPL to acquire DNLA’s ammonia production complex located in Waggaman, Louisiana, as described above under “Agreement to Purchase Ammonia Production Facility.” In the three and six months ended June 30, 2023, we incurred $3 million and $16 million, respectively, of transaction costs related to the acquisition agreement.
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

CF INDUSTRIES HOLDINGS, INC.
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
In February 2022, we were informed that a decision was reached by the arbitration panel for tax years 2006 through 2011. In March 2022, we received further details of the results of the arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities, and we accepted the decision of the arbitration panel. Under the terms of the arbitration decision, additional income for tax years 2006 through 2011 was subject to tax in Canada, resulting in our having additional Canadian tax liability for those tax years. See Note 9—Income Taxes for additional information.
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
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, for the six months ended June 30, 2022, we recorded the following:
•liabilities for unrecognized tax benefits of approximately $314 million, with a corresponding income tax provision, and accrued interest of approximately $116 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of approximately $359 million, with a corresponding income tax benefit, and accrued interest income of approximately $30 million related to the noncurrent income tax receivables.
In the six months ended June 30, 2022, the impact on our consolidated statement of operations of the amounts recorded as a result of this evaluation of transfer pricing positions, including $26 million of net deferred income tax provision for other transfer pricing tax effects, was $19 million of income tax benefit and $86 million of net interest expense before tax ($93 million after tax). Of the $19 million of income tax benefit and $86 million of net interest expense recognized in the six months ended June 30, 2022, $21 million of income tax benefit and $23 million of net interest expense ($24 million after tax) was recognized in the three months ended June 30, 2022.
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

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,775	$3,389	$(1,614)	(48)%	$3,787	$6,257	$(2,470)	(39)%
Cost of sales	971	1,398	(427)	(31)%	2,120	2,568	(448)	(17)%
Gross margin	804	1,991	(1,187)	(60)%	1,667	3,689	(2,022)	(55)%
Gross margin percentage	45.3%	58.7%	(13.4)%		44.0%	59.0%	(15.0)%
Selling, general and administrative expenses	71	73	(2)	(3)%	145	137	8	6%
U.K. long-lived and intangible asset impairment	—	152	(152)	(100)%	—	152	(152)	(100)%
U.K. operations restructuring	—	10	(10)	(100)%	2	10	(8)	(80)%
Transaction costs	3	—	3	N/M	16	—	16	N/M
Other operating—net	3	6	(3)	(50)%	(32)	8	(40)	N/M
Total other operating costs and expenses	77	241	(164)	(68)%	131	307	(176)	(57)%
Equity in earnings of operating affiliate	7	28	(21)	(75)%	24	54	(30)	(56)%
Operating earnings	734	1,778	(1,044)	(59)%	1,560	3,436	(1,876)	(55)%
Interest expense	36	82	(46)	(56)%	76	323	(247)	(76)%
Interest income	(40)	(8)	(32)	(400)%	(70)	(44)	(26)	(59)%
Loss on debt extinguishment	—	8	(8)	(100)%	—	8	(8)	(100)%
Other non-operating—net	(2)	—	(2)	N/M	(5)	1	(6)	N/M
Earnings before income taxes	740	1,696	(956)	(56)%	1,559	3,148	(1,589)	(50)%
Income tax provision	134	357	(223)	(62)%	303	758	(455)	(60)%
Net earnings	606	1,339	(733)	(55)%	1,256	2,390	(1,134)	(47)%
Less: Net earnings attributable to noncontrolling interest	79	174	(95)	(55)%	169	342	(173)	(51)%
Net earnings attributable to common stockholders	$527	$1,165	$(638)	(55)%	$1,087	$2,048	$(961)	(47)%
Diluted net earnings per share attributable to common stockholders	$2.70	$5.58	$(2.88)	(52)%	$5.55	$9.78	$(4.23)	(43)%
Diluted weighted-average common shares outstanding	195.0	208.9	(13.9)	(7)%	195.9	209.4	(13.5)	(6)%
Dividends declared per common share	$0.40	$0.40	$—	—%	$0.80	$0.70	$0.10	14%
___________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.
The following table presents certain supplemental data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per MMBtu amounts)
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.74	$6.95	$(4.21)	(61)%	$3.86	$6.83	$(2.97)	(43)%
Realized derivatives loss (gain) in cost of sales(2)	0.01	0.10	(0.09)	(90)%	0.70	(0.04)	0.74	N/M
Cost of natural gas used for production in cost of sales	$2.75	$7.05	$(4.30)	(61)%	$4.56	$6.79	$(2.23)	(33)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.12	$7.40	$(5.28)	(71)%	$2.40	$6.01	$(3.61)	(60)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(17)	$17	(100)%	$(72)	$(50)	$(22)	(44)%
Depreciation and amortization	$221	$223	$(2)	(1)%	$427	$431	$(4)	(1)%
Capital expenditures	$95	$66	$29	44%	$164	$129	$35	27%
Sales volume by product tons (000s)	4,938	4,835	103	2%	9,473	9,459	14	—%
Production volume by product tons (000s):
Ammonia(3)	2,374	2,470	(96)	(4)%	4,733	5,083	(350)	(7)%
Granular urea	1,122	1,157	(35)	(3)%	2,333	2,231	102	5%
UAN (32%)	1,665	1,633	32	2%	3,263	3,498	(235)	(7)%
AN	300	399	(99)	(25)%	688	804	(116)	(14)%
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
Second Quarter of 2023 Compared to Second Quarter of 2022
Net Sales
Our total net sales decreased $1.61 billion, or 48%, to $1.78 billion in the second quarter of 2023 compared to $3.39 billion in the second quarter of 2022 due primarily to a decrease in average selling prices.
Our average selling price was $359 per ton in the second quarter of 2023, or 49% lower compared to $701 per ton in the second quarter of 2022, due to lower average selling prices across all of our segments. The impact of lower average selling prices was a decrease in net sales of approximately $1.66 billion for the second quarter of 2023 compared to the second quarter of 2022. The decrease in average selling prices reflects the impact of an increase in global supply availability as lower global energy costs drove higher global operating rates.
Our total sales volume of 4.9 million product tons in the second quarter of 2023 was 2% higher compared to 4.8 million product tons in the second quarter of 2022 due primarily to higher sales volume in our UAN segment, partially offset by lower sales volume in our AN segment.
Gross ammonia production for the three and six months ended June 30, 2023 was 2.4 million tons and 4.7 million tons, respectively. We expect gross ammonia production for 2023 will be in a range of 9.0 million to 9.5 million tons as we have a proposed plan to permanently close the ammonia plant at our Billingham, U.K. complex.
Cost of Sales
Our total cost of sales decreased $427 million, or 31%, to $971 million in the second quarter of 2023 from $1.40 billion in the second quarter of 2022. The decrease in our cost of sales was due primarily to lower costs for natural gas, which

CF INDUSTRIES HOLDINGS, INC.
decreased cost of sales by $360 million, including the impact of realized derivatives, and lower costs for ammonia purchased from PLNL, our joint venture in Trinidad. Lower natural gas costs were partially offset by the cost to import ammonia in the second quarter of 2023 for our U.K. operations.

Cost of sales averaged $196 per ton in the second quarter of 2023 compared to $289 per ton in the second quarter of 2022. Our cost of natural gas decreased 61% to $2.75 per MMBtu in the second quarter of 2023 from $7.05 per MMBtu in the second quarter of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $71 million in the second quarter of 2023, essentially unchanged from $73 million in the second quarter of 2022.
U.K. Operations
In the three months ended June 30, 2022, we recognized total charges of $162 million consisting of $152 million of asset impairment charges primarily related to property, plant and equipment at our Ince, U.K. facility and $10 million of post-employment benefits related to contractual and statutory obligations. See “Items Affecting Comparability of Results—U.K. operations,” above, for further discussion.
Transaction Costs
On March 20, 2023, we entered into an asset purchase agreement with DNLA and IPL to acquire DNLA’s ammonia production complex located in Waggaman, Louisiana, as described above under “Agreement to Purchase Ammonia Production Facility.” In the three months ended June 30, 2023, we incurred $3 million of transaction costs related to the acquisition agreement.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $7 million in the second quarter of 2023 compared to $28 million in the second quarter of 2022. The decrease was due primarily to a decrease in the operating results of PLNL as a result of lower ammonia selling prices, partially offset by lower natural gas costs.
Interest Expense
Interest expense was $36 million in the second quarter of 2023 compared to $82 million in the second quarter of 2022. The decrease of $46 million was due primarily to $42 million of tax-related interest expense recorded in the second quarter of 2022, including $30 million of interest expense related to income tax matters described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above.
Interest Income
Interest income was $40 million in the second quarter of 2023 compared to $8 million in the second quarter of 2022. The increase of $32 million was due primarily to higher interest income on short-term investments, which are included in cash and cash equivalents in our consolidated balance sheet.
Loss on Debt Extinguishment
Loss on debt extinguishment of $8 million in the second quarter of 2022 is described under “Items Affecting Comparability of Results—Loss on debt extinguishment,” above.
Income Taxes
For the three months ended June 30, 2023, we recorded an income tax provision of $134 million on pre-tax income of $740 million, or an effective tax rate of 18.2%, compared to an income tax provision of $357 million on pre-tax income of $1.70 billion, or an effective tax rate of 21.1%, for the three months ended June 30, 2022.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2023 of 18.2%, which is based on pre-tax income of $740 million, including $79 million of earnings attributable to the noncontrolling interest, would be 2.1 percentage points higher, or 20.3%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $79 million. Our effective tax rate for the

CF INDUSTRIES HOLDINGS, INC.
three months ended June 30, 2022 of 21.1%, which is based on pre-tax income of $1.70 billion, including $174 million of earnings attributable to the noncontrolling interest, would be 2.4 percentage points higher, or 23.5%, if based on pre-tax income exclusive of the $174 million of earnings attributable to the noncontrolling interest. See Note 13—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $95 million to $79 million in the second quarter of 2023 compared to $174 million in the second quarter of 2022 due to lower earnings of CFN driven by lower average selling prices as described above under “Net Sales.”
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $2.88 to $2.70 per diluted share in the second quarter of 2023 from $5.58 per diluted share in the second quarter of 2022. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices. The impact of lower selling prices was partially offset by lower natural gas costs, which increased gross margin by approximately $360 million. In addition, lower gross margin was partially offset by pre-tax impairment and restructuring charges related to our U.K. operations of $162 million in the second quarter of 2022 that did not recur in the second quarter of 2023 and a decrease in the income tax provision resulting from lower profitability. Additionally, diluted weighted-average common shares outstanding declined 7% from 208.9 million shares for the three months ended June 30, 2022 to 195.0 million shares for the three months ended June 30, 2023, due primarily to repurchases of common shares under our share repurchase programs.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Sales
Our total net sales decreased $2.47 billion, or 39%, to $3.79 billion in the first six months of 2023 as compared to $6.26 billion in the first six months of 2022 due primarily to a decrease in average selling prices.
Our average selling price was $400 per ton in the first six months of 2023, or 39% lower compared to $661 per ton in the first six months of 2022, due to lower average selling prices across all of our segments, primarily driven by an increase in global supply availability as lower global energy costs drove higher global operating rates. The impact of lower average selling prices was a decrease in net sales of approximately $2.47 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Cost of Sales
Our total cost of sales decreased $448 million, or 17%, to $2.12 billion in the first six months of 2023 from $2.57 billion in the first six months of 2022. The decrease in our cost of sales was due primarily to lower costs for natural gas, which decreased cost of sales by $332 million, including the impact of realized derivatives, and lower costs for ammonia purchased from PLNL, our joint venture in Trinidad. Lower natural gas costs were partially offset by the cost to import ammonia in the first six months of 2023 for our U.K. operations.
Cost of sales also includes the impact of a $72 million unrealized net mark-to-market gain on natural gas derivatives in the first six months of 2023 compared to a $50 million gain in the first six months of 2022.
Cost of sales averaged $224 per ton in the first six months of 2023 compared to $271 per ton in the first six months of 2022. Our cost of natural gas decreased 33% to $4.56 per MMBtu in the first six months of 2023 from $6.79 per MMBtu in the first six months of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8 million to $145 million in the first six months of 2023 as compared to $137 million in the first six months of 2022. The increase was due primarily to higher costs related to certain corporate initiatives, including higher amortization due to our recently implemented enterprise resource planning (ERP) system.
U.K. Operations
In the first six months of 2022, we recognized total charges of $162 million consisting of $152 million of asset impairment charges primarily related to property, plant and equipment at our Ince, U.K. facility and $10 million of post-employment benefits related to contractual and statutory obligations. See “Items Affecting Comparability of Results—U.K. operations,” above, for further discussion.

CF INDUSTRIES HOLDINGS, INC.
Transaction Costs
On March 20, 2023, we entered into an asset purchase agreement with DNLA and IPL to acquire DNLA’s ammonia production complex located in Waggaman, Louisiana, as described above under “Agreement to Purchase Ammonia Production Facility.” In the six months ended June 30, 2023, we incurred $16 million of transaction costs related to the acquisition agreement.
Other Operating—Net
Other operating—net was $32 million of income in the first six months of 2023 compared to $8 million of expense in the first six months of 2022. The $32 million of income in the first six months of 2023 consists primarily of gains on the sales of emission credits.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $24 million in the first six months of 2023 compared to $54 million in the first six months of 2022. The decrease was due primarily to a decrease in the operating results of PLNL as a result of lower ammonia selling prices, partially offset by lower natural gas costs.
Interest Expense
Interest expense was $76 million in the first six months of 2023 compared to $323 million in the first six months of 2022. The decrease of $247 million was due primarily to $240 million of tax-related interest expense recorded in the first six months of 2022, including $228 million of interest expense related to income tax matters described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above. In addition, the decrease in interest expense was due to lower interest expense on borrowings due to the redemption of $500 million principal amount of the 2023 Notes in April 2022 prior to their scheduled maturity.
Interest Income
Interest income was $70 million in the first six months of 2023 compared to $44 million in the first six months of 2022. The increase of $26 million was due primarily to a $52 million increase in interest income on short-term investments in the first six months of 2023 and interest income recorded in the first six months of 2022 that did not recur in the first six months of 2023, which was related to income tax matters described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above.
Loss on Debt Extinguishment
Loss on debt extinguishment of $8 million in the first six months of 2022 is described under “Items Affecting Comparability of Results—Loss on debt extinguishment,” above.
Income Taxes
For the six months ended June 30, 2023, we recorded an income tax provision of $303 million on pre-tax income of $1.56 billion, or an effective tax rate of 19.5%, compared to an income tax provision of $758 million on pre-tax income of $3.15 billion, or an effective tax rate of 24.1%, for the six months ended June 30, 2022.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2023 of 19.5%, which is based on pre-tax income of $1.56 billion, including $169 million of earnings attributable to the noncontrolling interest, would be 2.3 percentage points higher, or 21.8%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $169 million. Our effective tax rate for the six months ended June 30, 2022 of 24.1%, which is based on pre-tax income of $3.15 billion, including $342 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher, or 27.0%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $342 million.
In addition, for the six months ended June 30, 2022, our income tax provision includes $22 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, which is described above under “Items Affecting Comparability of Results.”

CF INDUSTRIES HOLDINGS, INC.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $173 million to $169 million in the first six months of 2023 compared to $342 million in the first six months of 2022 due to lower earnings of CFN driven by lower average selling prices as described above under “Net Sales.”
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased $4.23 to $5.55 per diluted share in the first six months of 2023 from $9.78 per diluted share in the first six months of 2022. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices. Lower gross margin was partially offset by a decrease in interest expense due primarily to interest expense on tax liabilities in the first half of 2022 related to Canadian-U.S. transfer pricing matters that did not recur in the first half of 2023, a decrease in the income tax provision resulting from lower profitability, and pre-tax impairment and restructuring charges related to our U.K. operations of $162 million in the first half of 2022 that did not recur in the first half of 2023. Additionally, diluted weighted-average common shares outstanding declined 6% from 209.4 million shares for the six months ended June 30, 2022 to 195.9 million shares for the six months ended June 30, 2023, due primarily to repurchases of common shares under our share repurchase programs.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended June 30, 2023
Net sales	$525	$460	$548	$104	$138	$1,775
Cost of sales	303	222	289	81	76	971
Gross margin	$222	$238	$259	$23	$62	$804
Gross margin percentage	42.3%	51.7%	47.3%	22.1%	44.9%	45.3%
Three months ended June 30, 2022
Net sales	$1,115	$833	$976	$253	$212	$3,389
Cost of sales	442	360	343	151	102	1,398
Gross margin	$673	$473	$633	$102	$110	$1,991
Gross margin percentage	60.4%	56.8%	64.9%	40.3%	51.9%	58.7%
Six months ended June 30, 2023
Net sales	$949	$1,071	$1,215	$263	$289	$3,787
Cost of sales	583	549	635	185	168	2,120
Gross margin	$366	$522	$580	$78	$121	$1,667
Gross margin percentage	38.6%	48.7%	47.7%	29.7%	41.9%	44.0%
Six months ended June 30, 2022
Net sales	$1,755	$1,598	$1,991	$476	$437	$6,257
Cost of sales	722	630	688	322	206	2,568
Gross margin	$1,033	$968	$1,303	$154	$231	$3,689
Gross margin percentage	58.9%	60.6%	65.4%	32.4%	52.9%	59.0%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$525	$1,115	$(590)	(53)%	$949	$1,755	$(806)	(46)%
Cost of sales	303	442	(139)	(31)%	583	722	(139)	(19)%
Gross margin	$222	$673	$(451)	(67)%	$366	$1,033	$(667)	(65)%
Gross margin percentage	42.3%	60.4%	(18.1)%		38.6%	58.9%	(20.3)%
Sales volume by product tons (000s)	1,053	1,035	18	2%	1,705	1,762	(57)	(3)%
Sales volume by nutrient tons (000s)(1)	863	849	14	2%	1,398	1,445	(47)	(3)%
Average selling price per product ton	$499	$1,077	$(578)	(54)%	$557	$996	$(439)	(44)%
Average selling price per nutrient ton(1)	$608	$1,313	$(705)	(54)%	$679	$1,215	$(536)	(44)%
Gross margin per product ton	$211	$650	$(439)	(68)%	$215	$586	$(371)	(63)%
Gross margin per nutrient ton(1)	$257	$793	$(536)	(68)%	$262	$715	$(453)	(63)%
Depreciation and amortization	$47	$50	$(3)	(6)%	$78	$84	$(6)	(7)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(2)	$2	100%	$(21)	$(10)	$(11)	(110)%
_______________________________________________________________________________
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2023 Compared to Second Quarter of 2022
Net Sales.    Net sales in our Ammonia segment decreased by $590 million, or 53%, to $525 million in the second quarter of 2023 from $1.12 billion in the second quarter of 2022 due to a 54% decrease in average selling prices, partially offset by a 2% increase in sales volume. Average selling prices decreased to $499 per ton in the second quarter of 2023 compared to $1,077 per ton in the second quarter of 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. Sales volume was higher due primarily to higher beginning inventory.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $288 per ton in the second quarter of 2023, a 33% decrease from $427 per ton in the second quarter of 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, and a lower cost per ton for ammonia purchased from PLNL, our joint venture in Trinidad.
Gross Margin.    Gross margin in our Ammonia segment decreased by $451 million to $222 million in the second quarter of 2023 from $673 million in the second quarter of 2022, and our gross margin percentage was 42.3% in the second quarter of 2023 compared to 60.4% in the second quarter of 2022. The decrease in gross margin was due primarily to the following: (i) a 54% decrease in average selling prices, which decreased gross margin by $605 million, (ii) the impact of changes in sales volume and mix, which decreased gross margin by $28 million, and (iii) an $8 million net increase in manufacturing, maintenance and other costs. These factors that decreased gross margin were partially offset by a lower cost per ton for purchased product, which increased gross margin by $109 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $83 million. Gross margin in the second quarter of 2022 included the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Sales.    Net sales in our Ammonia segment decreased by $806 million, or 46%, to $949 million in the six months ended June 30, 2023 from $1.76 billion in the six months ended June 30, 2022 due to a 44% decrease in average selling prices and a 3% decrease in sales volume. Average selling prices decreased to $557 per ton in the six months ended June 30, 2023 compared to $996 per ton in the six months ended June 30, 2022 due primarily to an increase in global supply availability as

CF INDUSTRIES HOLDINGS, INC.
lower global energy costs drove higher global operating rates. Sales volume was lower due primarily to lower supply availability resulting from lower production.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $342 per ton in the six months ended June 30, 2023, a 17% decrease from $410 per ton in the six months ended June 30, 2022. The decrease was due primarily to a lower cost per ton for ammonia purchased from PLNL, our joint venture in Trinidad, and lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Ammonia segment decreased by $667 million to $366 million in the six months ended June 30, 2023 from $1.03 billion in the six months ended June 30, 2022, and our gross margin percentage was 38.6% in the six months ended June 30, 2023 compared to 58.9% in the six months ended June 30, 2022. The decrease in gross margin was due primarily to a 44% decrease in average selling prices, which decreased gross margin by $749 million, a 3% decrease in sales volume, which decreased gross margin by $91 million, and a $12 million net increase in manufacturing, maintenance and other costs. These factors that decreased gross margin were partially offset by a lower cost per ton for purchased product, which increased gross margin by $138 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $36 million. Gross margin also includes the impact of a $21 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2023 compared to a $10 million gain in the six months ended June 30, 2022.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$460	$833	$(373)	(45)%	$1,071	$1,598	$(527)	(33)%
Cost of sales	222	360	(138)	(38)%	549	630	(81)	(13)%
Gross margin	$238	$473	$(235)	(50)%	$522	$968	$(446)	(46)%
Gross margin percentage	51.7%	56.8%	(5.1)%		48.7%	60.6%	(11.9)%
Sales volume by product tons (000s)	1,147	1,181	(34)	(3)%	2,470	2,277	193	8%
Sales volume by nutrient tons (000s)(1)	529	544	(15)	(3)%	1,137	1,048	89	8%
Average selling price per product ton	$401	$705	$(304)	(43)%	$434	$702	$(268)	(38)%
Average selling price per nutrient ton(1)	$870	$1,531	$(661)	(43)%	$942	$1,525	$(583)	(38)%
Gross margin per product ton	$207	$401	$(194)	(48)%	$211	$425	$(214)	(50)%
Gross margin per nutrient ton(1)	$450	$869	$(419)	(48)%	$459	$924	$(465)	(50)%
Depreciation and amortization	$71	$70	$1	1%	$150	$134	$16	12%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$(20)	$(8)	$(12)	(150)%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2023 Compared to Second Quarter of 2022
Net Sales.    Net sales in our Granular Urea segment decreased $373 million, or 45%, to $460 million in the second quarter of 2023 from $833 million in the second quarter of 2022 due primarily to a 43% decrease in average selling prices and a 3% decrease in sales volume. Average selling prices decreased to $401 per ton in the second quarter of 2023 compared to $705 per ton in the second quarter of 2022, due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and new global production came on line. Sales volume was lower due primarily to lower supply availability resulting from lower beginning inventory and lower production.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $194 per ton in the second quarter of 2023 compared to $304 per ton in the second quarter of 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $235 million to $238 million in the second quarter of 2023 from $473 million in the second quarter of 2022, and our gross margin percentage was 51.7% in the second quarter of 2023 compared to 56.8% in the second quarter of 2022. The decrease in gross margin was due primarily to a 43% decrease in average selling prices, which decreased gross margin by $360 million. The decrease in average selling prices was partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $106 million, the impact of volume and price mix, which increased gross margin by $15 million, and a $5 million net decrease in manufacturing, maintenance and other costs. Gross margin in the second quarter of 2022 included the impact of an unrealized net mark-to-market gain on natural gas derivatives of $1 million.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Sales.    Net sales in our Granular Urea segment decreased $527 million, or 33%, to $1.07 billion in the six months ended June 30, 2023 from $1.60 billion in the six months ended June 30, 2022 due primarily to a 38% decrease in average selling prices, partially offset by an 8% increase in sales volume. Average selling prices decreased to $434 per ton in the six months ended June 30, 2023 compared to $702 per ton in the six months ended June 30, 2022, due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and new global production came on line. Sales volume was higher due primarily to greater supply availability resulting from higher production and higher beginning inventory.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $223 per ton in the six months ended June 30, 2023 compared to $277 per ton in the six months ended June 30, 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $446 million to $522 million in the six months ended June 30, 2023 from $968 million in the six months ended June 30, 2022, and our gross margin percentage was 48.7% in the six months ended June 30, 2023 compared to 60.6% in the six months ended June 30, 2022. The decrease in gross margin was due primarily to a 38% decrease in average selling prices, which decreased gross margin by $673 million. The decrease in average selling prices was partially offset by an 8% increase in sales volume, which increased gross margin by $119 million, a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $87 million, and a $9 million net decrease in manufacturing, maintenance and other costs. Gross margin also includes the impact of a $20 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2023 compared to an $8 million gain in the six months ended June 30, 2022.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$548	$976	$(428)	(44)%	$1,215	$1,991	$(776)	(39)%
Cost of sales	289	343	(54)	(16)%	635	688	(53)	(8)%
Gross margin	$259	$633	$(374)	(59)%	$580	$1,303	$(723)	(55)%
Gross margin percentage	47.3%	64.9%	(17.6)%		47.7%	65.4%	(17.7)%
Sales volume by product tons (000s)	1,809	1,626	183	11%	3,471	3,454	17	—%
Sales volume by nutrient tons (000s)(1)	570	515	55	11%	1,094	1,091	3	—%
Average selling price per product ton	$303	$600	$(297)	(50)%	$350	$576	$(226)	(39)%
Average selling price per nutrient ton(1)	$961	$1,895	$(934)	(49)%	$1,111	$1,825	$(714)	(39)%
Gross margin per product ton	$143	$389	$(246)	(63)%	$167	$377	$(210)	(56)%
Gross margin per nutrient ton(1)	$454	$1,229	$(775)	(63)%	$530	$1,194	$(664)	(56)%
Depreciation and amortization	$70	$65	$5	8%	$136	$135	$1	1%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(21)	$(8)	$(13)	(163)%
_______________________________________________________________________________
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2023 Compared to Second Quarter of 2022
Net Sales.    Net sales in our UAN segment decreased $428 million, or 44%, to $548 million in the second quarter of 2023 from $976 million in the second quarter of 2022 due to a 50% decrease in average selling prices, partially offset by an 11% increase in sales volume. Average selling prices decreased to $303 per ton in the second quarter of 2023 compared to $600 per ton in the second quarter of 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and an increase in Russian imports into the United States. Sales volume was higher due primarily to the impact on second quarter 2022 sales volume of delayed crop planting and fertilizer application driven by unfavorable weather conditions in the second quarter of 2022.
Cost of Sales.    Cost of sales in our UAN segment averaged $160 per ton in the second quarter of 2023, a 24% decrease from $211 per ton in the second quarter of 2022, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment decreased by $374 million to $259 million in the second quarter of 2023 from $633 million in the second quarter of 2022, and our gross margin percentage was 47.3% in the second quarter of 2023 compared to 64.9% in the second quarter of 2022. The decrease in gross margin was due primarily to a 50% decrease in average selling prices, which decreased gross margin by $539 million, and a net increase in manufacturing, maintenance and other costs, which reduced gross margin by $2 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $87 million, and an 11% increase in sales volume, which increased gross margin by $80 million.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Sales.    Net sales in our UAN segment decreased $776 million, or 39%, to $1.22 billion in the six months ended June 30, 2023 from $1.99 billion in the six months ended June 30, 2022 due primarily to a 39% decrease in average selling prices. Average selling prices decreased to $350 per ton in the six months ended June 30, 2023 compared to $576 per ton in the six months ended June 30, 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and an increase in Russian imports into the United States.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales.    Cost of sales in our UAN segment averaged $183 per ton in the six months ended June 30, 2023, an 8% decrease from $199 per ton in the six months ended June 30, 2022, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher production costs.
Gross Margin.    Gross margin in our UAN segment decreased by $723 million to $580 million in the six months ended June 30, 2023 from $1.30 billion in the six months ended June 30, 2022, and our gross margin percentage was 47.7% in the six months ended June 30, 2023 compared to 65.4% in the six months ended June 30, 2022. The decrease in gross margin was due primarily to a 39% decrease in average selling prices, which decreased gross margin by $798 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $13 million. The factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $58 million, and an increase in sales volume, which increased gross margin by $17 million. Gross margin also includes the impact of a $21 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2023 compared to an $8 million gain in the six months ended June 30, 2022.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$104	$253	$(149)	(59)%	$263	$476	$(213)	(45)%
Cost of sales	81	151	(70)	(46)%	185	322	(137)	(43)%
Gross margin	$23	$102	$(79)	(77)%	$78	$154	$(76)	(49)%
Gross margin percentage	22.1%	40.3%	(18.2)%		29.7%	32.4%	(2.7)%
Sales volume by product tons (000s)	369	436	(67)	(15)%	743	864	(121)	(14)%
Sales volume by nutrient tons (000s)(1)	127	149	(22)	(15)%	255	295	(40)	(14)%
Average selling price per product ton	$282	$580	$(298)	(51)%	$354	$551	$(197)	(36)%
Average selling price per nutrient ton(1)	$819	$1,698	$(879)	(52)%	$1,031	$1,614	$(583)	(36)%
Gross margin per product ton	$62	$234	$(172)	(74)%	$105	$178	$(73)	(41)%
Gross margin per nutrient ton(1)	$181	$685	$(504)	(74)%	$306	$522	$(216)	(41)%
Depreciation and amortization	$12	$17	$(5)	(29)%	$23	$34	$(11)	(32)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(11)	$11	100%	$(3)	$(17)	$14	82%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2023 Compared to Second Quarter of 2022
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location.
Net Sales.    Net sales in our AN segment decreased $149 million, or 59%, to $104 million in the second quarter of 2023 from $253 million in the second quarter of 2022 due to a 51% decrease in average selling prices and a 15% decrease in sales volume. Average selling prices decreased to $282 per ton in the second quarter of 2023 compared to $580 per ton in the second quarter of 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. Sales volume declined due primarily to weak domestic demand in the United Kingdom.
Cost of Sales.    Cost of sales in our AN segment averaged $220 per ton in the second quarter of 2023, a 36% decrease from $346 per ton in the second quarter of 2022. The decrease was due primarily to lower production costs for our Billingham complex in the second quarter of 2023 as purchased ammonia was used for upgrading into AN as compared to the higher-cost natural gas used to produce ammonia to upgrade into AN in the second quarter of 2022. In addition, the decrease in cost of sales

CF INDUSTRIES HOLDINGS, INC.
per ton reflects lower realized natural gas costs in North America in the second quarter of 2023 compared to the second quarter of 2022.
Gross Margin.    Gross margin in our AN segment decreased $79 million to $23 million in the second quarter of 2023 from $102 million in the second quarter of 2022, and our gross margin percentage was 22.1% in the second quarter of 2023 compared to 40.3% in the second quarter of 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 51%, which decreased gross margin by $84 million;
•a decrease in sales volume of 15%, which decreased gross margin by $27 million;
•a decrease in realized natural gas costs, which increased gross margin by $51 million, due primarily to the idling of our Billingham ammonia plant;
•a net increase of $8 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs; and
•the impact of an $11 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Sales.    Net sales in our AN segment decreased $213 million, or 45%, to $263 million in the six months ended June 30, 2023 from $476 million in the six months ended June 30, 2022 due to a 36% decrease in average selling prices and a 14% decrease in sales volume. Average selling prices decreased to $354 per ton in the six months ended June 30, 2023 compared to $551 per ton in the six months ended June 30, 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. Sales volume declined due primarily to weak domestic demand in the United Kingdom.
Cost of Sales.    Cost of sales in our AN segment averaged $249 per ton in the six months ended June 30, 2023, a 33% decrease from $373 per ton in the six months ended June 30, 2022. The decrease was due primarily to lower production costs for our Billingham complex in the first half of 2023 as purchased ammonia was used for upgrading into AN as compared to the higher-cost natural gas used to produce ammonia to upgrade into AN in the first half of 2022. In addition, the decrease in cost of sales per ton reflects lower realized natural gas costs in North America in the first half of 2023 compared to the first half of 2022.
Gross Margin.    Gross margin in our AN segment decreased $76 million to $78 million in the six months ended June 30, 2023 from $154 million in the six months ended June 30, 2022, and our gross margin percentage was 29.7% in the six months ended June 30, 2023 compared to 32.4% in the six months ended June 30, 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 36%, which decreased gross margin by $110 million;
•a decrease in realized natural gas costs, which increased gross margin by $106 million, due primarily to the idling of our Billingham ammonia plant;
•a net increase of $33 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs;
•a decrease in sales volume of 14%, which decreased gross margin by $25 million; and
•the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2023 compared to a $17 million gain in the six months ended June 30, 2022.

CF INDUSTRIES HOLDINGS, INC.
Other Segment
Our Other segment primarily includes the following products:
•diesel exhaust fluid (DEF), an aqueous urea solution typically made with 32.5% or 50% high-purity urea and the remainder deionized water;
•urea liquor, a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate; and
•nitric acid, a nitrogen-based mineral acid that is used in the production of nitrate-based fertilizers, nylon precursors and other specialty chemicals.

The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$138	$212	$(74)	(35)%	$289	$437	$(148)	(34)%
Cost of sales	76	102	(26)	(25)%	168	206	(38)	(18)%
Gross margin	$62	$110	$(48)	(44)%	$121	$231	$(110)	(48)%
Gross margin percentage	44.9%	51.9%	(7.0)%		41.9%	52.9%	(11.0)%
Sales volume by product tons (000s)	560	557	3	1%	1,084	1,102	(18)	(2)%
Sales volume by nutrient tons (000s)(1)	110	110	—	—%	213	214	(1)	—%
Average selling price per product ton	$246	$381	$(135)	(35)%	$267	$397	$(130)	(33)%
Average selling price per nutrient ton(1)	$1,255	$1,927	$(672)	(35)%	$1,357	$2,042	$(685)	(34)%
Gross margin per product ton	$111	$197	$(86)	(44)%	$112	$210	$(98)	(47)%
Gross margin per nutrient ton(1)	$564	$1,000	$(436)	(44)%	$568	$1,079	$(511)	(47)%
Depreciation and amortization	$17	$17	$—	—%	$33	$36	$(3)	(8)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(3)	$3	100%	$(7)	$(7)	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2023 Compared to Second Quarter of 2022
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
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location.
Net Sales.    Net sales in our Other segment decreased by $74 million, or 35%, to $138 million in the second quarter of 2023 from $212 million in the second quarter of 2022 due to a 35% decrease in average selling prices, partially offset by a 1% increase in sales volume. The decrease in average selling prices was due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates.
Cost of Sales.    Cost of sales in our Other segment averaged $135 per ton in the second quarter of 2023, a 27% decrease from $184 per ton in the second quarter of 2022, due primarily to lower production costs for our Billingham complex in the second quarter of 2023 as purchased ammonia was used for upgrading into other nitrogen products as compared to the higher-cost natural gas used to produce ammonia to upgrade into other nitrogen products in the second quarter of 2022. In addition, the decrease in cost of sales per ton reflects lower realized natural gas costs in North America in the second quarter of 2023 compared to the second quarter of 2022.

CF INDUSTRIES HOLDINGS, INC.
Gross Margin.    Gross margin in our Other segment decreased by $48 million to $62 million in the second quarter of 2023 from $110 million in the second quarter of 2022, and our gross margin percentage was 44.9% in the second quarter of 2023 compared to 51.9% in the second quarter of 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 35%, which decreased gross margin by $76 million;
•a decrease in realized natural gas costs, which increased gross margin by $33 million, due primarily to the idling of our Billingham ammonia plant;
•a net increase of $6 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs;
•an increase in sales volume of 1%, which increased gross margin by $4 million; and
•the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Sales.    Net sales in our Other segment decreased by $148 million, or 34%, to $289 million in the six months ended June 30, 2023 from $437 million in the six months ended June 30, 2022 due to a 33% decrease in average selling prices and a 2% decrease in sales volume. The decrease in average selling prices was due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. The decrease in sales volume was due primarily to lower nitric acid, NPK and urea liquor sales volumes in the six months ended June 30, 2023, partially offset by higher DEF sales volumes.
Cost of Sales.    Cost of sales in our Other segment averaged $155 per ton in the six months ended June 30, 2023, a 17% decrease from $187 per ton in the six months ended June 30, 2022, due primarily to lower production costs for our Billingham complex in the first half of 2023 as purchased ammonia was used for upgrading into other nitrogen products as compared to the higher-cost natural gas used to produce ammonia to upgrade into other nitrogen products in the first half of 2022.
Gross Margin.    Gross margin in our Other segment decreased by $110 million to $121 million in the six months ended June 30, 2023 from $231 million in the six months ended June 30, 2022, and our gross margin percentage was 41.9% in the six months ended June 30, 2023 compared to 52.9% in the six months ended June 30, 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 33%, which decreased gross margin by $138 million;
•a decrease in realized natural gas costs, which increased gross margin by $45 million, due primarily to the idling of our Billingham ammonia plant;
•a net increase of $19 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs; and
•a decrease in sales volume of 2%, which increased gross margin by $2 million due to favorable product mix.

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
As of June 30, 2023, our cash and cash equivalents balance was $3.22 billion, an increase of $896 million from $2.32 billion at December 31, 2022. At June 30, 2023, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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
Share Repurchase Programs
On November 3, 2021, our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2024 (the 2021 Share Repurchase Program). On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock commencing upon completion of the 2021 Share Repurchase Program and effective through December 31, 2025 (the 2022 Share Repurchase Program). Repurchases under our share repurchase programs may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. Shares repurchased, including those repurchased under share repurchase programs, are retired as approved by the Board. The 2021 Share Repurchase Program was completed in the second quarter of 2023. The following table summarizes the share repurchases under the 2022 Share Repurchase Program and 2021 Share Repurchase Program.

	2022 Share Repurchase Program		2021 Share Repurchase Program
	Shares	Amounts(1)	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2022:
First quarter	—	$—	1.3	$100
Second quarter	—	—	5.3	490
Third quarter	—	—	6.1	532
Fourth quarter	—	—	2.2	223
Total shares repurchased in 2022	—	—	14.9	1,345
Shares repurchased as of December 31, 2022	—	$—	14.9	$1,345
Shares repurchased in 2023:
First quarter	—	$—	1.1	$75
Second quarter	0.8	50	1.2	80
Total shares repurchased in 2023	0.8	50	2.3	155
Shares repurchased as of June 30, 2023	0.8	$50	17.2	$1,500
______________________________________________________________________________
(1)As defined in the share repurchase programs, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.

CF INDUSTRIES HOLDINGS, INC.
In the six months ended June 30, 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million. In the six months ended June 30, 2023, we repurchased approximately 0.8 million shares under the 2022 Share Repurchase Program for $50 million.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $164 million in the first six months of 2023 compared to $129 million in the first six months of 2022.
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
In June 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the permanent closure of our Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. In August 2022, the final restructuring plan was approved, and decommissioning activities at our Ince facility were initiated. As of June 30, 2023, the decommissioning of our Ince facility and other approved restructuring actions have been completed.
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. With the ammonia plant idled since September 2022, production of AN and other nitrogen products has continued at our Billingham facility using imported ammonia, a portion of which is imported from our other ammonia production sites. In July 2023, we approved and announced our proposed plan to permanently close the Billingham ammonia plant. There remains uncertainty regarding the future cost of ammonia used for upgrading, natural gas and electricity, and selling prices for the products we produce in the United Kingdom. These factors, in addition to any remaining disposition activities at our Ince facility, could necessitate, among other things, additional funding to support the cash needs of our U.K. operations and recognition of further losses and could have an adverse impact on our results of operations and cash flows.

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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds, and bear interest at a per annum rate equal to, at our option, an applicable adjusted term Secured Overnight Financing Rate or base rate plus, in either case, a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
As of June 30, 2023, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2023 or December 31, 2022, or during the six months ended June 30, 2023.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2023, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit that may be issued under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue up to $350 million of letters of credit. As of June 30, 2023, approximately $205 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2023 and December 31, 2022 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2023		December 31, 2022
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$741	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	740
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	743	750	742
Total long-term debt		$3,000	$2,967	$3,000	$2,965
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both June 30, 2023 and December 31, 2022, and total deferred debt issuance costs were $26 million and $28 million as of June 30, 2023 and December 31, 2022, respectively.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2023 and December 31, 2022, we had $9 million and $229 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors, including current market conditions, our customers’ outlook of future market fundamentals and seasonality. During periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 43.8 million MMBtus of natural gas. As of December 31, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 66.3 million MMBtus of natural gas.
Defined Benefit Pension Plans
We contributed $13 million to our pension plans in the six months ended June 30, 2023. Over the remainder of 2023, we expect to contribute approximately $34 million to our pension plans, which would result in our making total contributions of approximately $47 million to our pension plans for the full year 2023. In addition, in the two-year period from 2024 to 2025, we expect to contribute a total of approximately £30 million (or $38 million) to our U.K. plans, as agreed with the plans’ trustees.
Distribution to Noncontrolling Interest in CFN
On January 31, 2023, CFN distributed $255 million to CHS for the distribution period ended December 31, 2022. On July 31, 2023, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2023 in accordance with CFN’s limited liability company agreement. On July 31, 2023, CFN distributed $204 million to CHS for the distribution period ended June 30, 2023.
Cash Flows
Net cash provided by operating activities during the first six months of 2023 was $1.66 billion, a decrease of $621 million compared to $2.28 billion in the first six months of 2022. The decrease in cash flow from operations was due primarily to lower net earnings, partially offset by changes in net working capital. Net earnings for the first six months of 2023 was $1.26 billion compared to $2.39 billion for the first six months of 2022, a decrease of $1.13 billion. The decrease in net earnings was due primarily to a decrease in gross margin, driven by lower average selling prices. During the first six months of 2023, net changes in working capital increased cash flow from operations by $146 million, while in the first six months of 2022, net changes in working capital reduced cash flow from operations by $731 million. The increase in cash flow from working capital changes was attributable primarily to favorable movements in accounts receivable, inventory and customer advances in the first six

CF INDUSTRIES HOLDINGS, INC.
months of 2023 as compared to the first six months of 2022.
Net cash used in investing activities was $127 million in the first six months of 2023 as compared to $121 million in the first six months of 2022. Capital expenditures totaled $164 million during the first six months of 2023 compared to $129 million in the first six months of 2022. Proceeds from the sale of emission credits was $36 million in the first six months of 2023 compared to $12 million in the first six months of 2022.
Net cash used in financing activities was $639 million in the first six months of 2023 compared to $1.40 billion in the first six months of 2022. The decrease was due primarily to a decrease in share repurchases. In the first six months of 2023, we paid $205 million for share repurchases compared to $577 million paid for share repurchases in the first six months of 2022. In addition, we paid $507 million in connection with the redemption of the 2023 Notes in the first six months of 2022.
Critical Accounting Estimates
During the first six months of 2023, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

CF INDUSTRIES HOLDINGS, INC.
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
Commodity Prices
Our gross margin, cash flows and estimates of future cash flows related to nitrogen-based products are sensitive not only to selling prices of our products, but also to changes in market prices of natural gas and other raw materials except to the extent the prices we pay for those inputs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $32, $22, $14 and $15, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2023, we had natural gas derivative contracts covering certain periods through March 2024.
As of June 30, 2023 and December 31, 2022, we had open derivative contracts for 43.8 million MMBtus and 66.3 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2023 would result in a favorable change in the fair value of these derivative positions of approximately $41 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $41 million.
From time to time, we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of June 30, 2023, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043, and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2023, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.77 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest, and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2023, as of December 31, 2022, or during the six months ended June 30, 2023.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2023.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2023 - April 30, 2023	56	(3)	$72.33	—	$3,079,583
May 1, 2023 - May 31, 2023	1,547,814	(4)	64.62	1,547,548	2,979,576
June 1, 2023 - June 30, 2023	468,868		62.97	468,868	2,950,052
Total	2,016,738		$64.24	2,016,416
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2021 Share Repurchase Program, as defined below, or the 2022 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers and excise taxes.
(2)On November 3, 2021, we announced that our Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of CF Holdings common stock from January 1, 2022 through December 31, 2024 (the 2021 Share Repurchase Program). On November 2, 2022, we announced that the Board authorized the repurchase of up to $3 billion of CF Holdings common stock commencing upon completion of the 2021 Share Repurchase Program and effective through December 31, 2025 (the 2022 Share Repurchase Program). These share repurchase programs are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs in Part I of this Quarterly Report on Form 10-Q and in Note 14—Stockholders’ Equity, in the notes to unaudited consolidated financial statements included in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(3)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Includes 266 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 5.    OTHER INFORMATION.
During the quarter ended June 30, 2023, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 51 of this report.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2023)
10.1
Amendment No. 2 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of May 12, 2023, among CF Industries, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 16, 2023)

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 3, 2023	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2023	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Executive Vice President and Chief Financial Officer (Principal Financial Officer)