Form 10-Q
period 2023-09-30
CF Industries Holdings, Inc.
filed 2023-11-02
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
191,056,501 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at October 31, 2023.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net sales	$1,273	$2,321	$5,060	$8,578
Cost of sales	896	1,405	3,016	3,973
Gross margin	377	916	2,044	4,605
Selling, general and administrative expenses	68	66	213	203
U.K. long-lived and intangible asset impairment	—	87	—	239
U.K. operations restructuring	5	8	7	18
Transaction costs	11	—	27	—
Other operating—net	13	25	(19)	33
Total other operating costs and expenses	97	186	228	493
Equity in (losses) earnings of operating affiliate	(36)	20	(12)	74
Operating earnings	244	750	1,804	4,186
Interest expense	39	46	115	369
Interest income	(45)	(12)	(115)	(56)
Loss on debt extinguishment	—	—	—	8
Other non-operating—net	(3)	23	(8)	24
Earnings before income taxes	253	693	1,812	3,841
Income tax provision	23	155	326	913
Net earnings	230	538	1,486	2,928
Less: Net earnings attributable to noncontrolling interest	66	100	235	442
Net earnings attributable to common stockholders	$164	$438	$1,251	$2,486
Net earnings per share attributable to common stockholders:
Basic	$0.85	$2.19	$6.44	$12.09
Diluted	$0.85	$2.18	$6.42	$12.04
Weighted-average common shares outstanding:
Basic	192.4	200.2	194.4	205.6
Diluted	192.9	200.9	194.9	206.5
Dividends declared per common share	$0.40	$0.40	$1.20	$1.10
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Net earnings	$230	$538	$1,486	$2,928
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(27)	(9)	3	(49)
Defined benefit plans—net of taxes	1	24	2	36
	(26)	15	5	(13)
Comprehensive income	204	553	1,491	2,915
Less: Comprehensive income attributable to noncontrolling interest	66	100	235	442
Comprehensive income attributable to common stockholders	$138	$453	$1,256	$2,473
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,254	$2,323
Accounts receivable—net	417	582
Inventories	318	474
Prepaid income taxes	147	215
Other current assets	54	79
Total current assets	4,190	3,673
Property, plant and equipment—net	6,156	6,437
Investment in affiliate	32	74
Goodwill	2,089	2,089
Operating lease right-of-use assets	277	254
Other assets	799	786
Total assets	$13,543	$13,313
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$497	$575
Income taxes payable	20	3
Customer advances	282	229
Current operating lease liabilities	101	93
Other current liabilities	26	95
Total current liabilities	926	995
Long-term debt	2,967	2,965
Deferred income taxes	882	958
Operating lease liabilities	179	167
Other liabilities	288	375
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2023—192,963,252 shares issued and 2022—195,604,404 shares issued	2	2
Paid-in capital	1,416	1,412
Retained earnings	4,681	3,867
Treasury stock—at cost, 2023—1,911,732 shares and 2022—0 shares	(151)	—
Accumulated other comprehensive loss	(225)	(230)
Total stockholders’ equity	5,723	5,051
Noncontrolling interest	2,578	2,802
Total equity	8,301	7,853
Total liabilities and equity	$13,543	$13,313
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2023	$2	$(226)	$1,430	$4,797	$(199)	$5,804	$2,716	$8,520
Net earnings	—	—	—	164	—	164	66	230
Other comprehensive loss	—	—	—	—	(26)	(26)	—	(26)
Purchases of treasury stock	—	(151)	—	—	—	(151)	—	(151)
Retirement of treasury stock	—	226	(24)	(202)	—	—	—	—
Stock-based compensation expense	—	—	10	—	—	10	—	10
Dividends and dividend equivalents ($0.40 per share)	—	—	—	(78)	—	(78)	—	(78)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(204)	(204)
Balance as of September 30, 2023	$2	$(151)	$1,416	$4,681	$(225)	$5,723	$2,578	$8,301

Balance as of December 31, 2022	$2	$—	$1,412	$3,867	$(230)	$5,051	$2,802	$7,853
Net earnings	—	—	—	1,251	—	1,251	235	1,486
Other comprehensive income	—	—	—	—	5	5	—	5
Purchases of treasury stock	—	(357)	—	—	—	(357)	—	(357)
Retirement of treasury stock	—	226	(24)	(202)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(22)	—	—	—	(22)	—	(22)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	29	—	—	29	—	29
Dividends and dividend equivalents ($1.20 per share)	—	—	—	(235)	—	(235)	—	(235)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(459)	(459)
Balance as of September 30, 2023	$2	$(151)	$1,416	$4,681	$(225)	$5,723	$2,578	$8,301

(Continued)

CF INDUSTRIES HOLDINGS, INC.
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Net earnings	$1,486	$2,928
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	640	652
Deferred income taxes	(73)	(7)
Stock-based compensation expense	29	32
Loss on debt extinguishment	—	8
Unrealized net gain on natural gas derivatives	(65)	(39)
Impairment of equity method investment in PLNL	43	—
U.K. long-lived and intangible asset impairment	—	239
Pension settlement loss	—	24
Gain on sale of emission credits	(39)	(6)
Loss on disposal of property, plant and equipment	4	1
Undistributed earnings of affiliate—net of taxes	(2)	(10)
Changes in:
Accounts receivable—net	165	(245)
Inventories	130	(131)
Accrued and prepaid income taxes	57	(168)
Accounts payable and accrued expenses	(116)	111
Customer advances	53	(188)
Other—net	(35)	69
Net cash provided by operating activities	2,277	3,270
Investing Activities:
Additions to property, plant and equipment	(311)	(319)
Proceeds from sale of property, plant and equipment	1	1
Distributions received from unconsolidated affiliate	—	4
Purchase of investments held in nonqualified employee benefit trust	—	(1)
Proceeds from sale of investments held in nonqualified employee benefit trust	—	1
Purchase of emission credits	—	(9)
Proceeds from sale of emission credits	39	15
Net cash used in investing activities	(271)	(308)
Financing Activities:
Payments of long-term borrowings	—	(507)
Financing fees	—	(4)
Dividends paid	(235)	(227)
Distributions to noncontrolling interest	(459)	(619)
Purchases of treasury stock	(355)	(1,096)
Proceeds from issuances of common stock under employee stock plans	1	106
Cash paid for shares withheld for taxes	(22)	(23)
Net cash used in financing activities	(1,070)	(2,370)
Effect of exchange rate changes on cash and cash equivalents	(5)	(28)
Increase in cash and cash equivalents	931	564
Cash and cash equivalents at beginning of period	2,323	1,628
Cash and cash equivalents at end of period	$3,254	$2,192

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

CF INDUSTRIES HOLDINGS, INC.
2.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for the revenue of each of our reportable segments, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and nine months ended September 30, 2023 and 2022:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2023
North America	$165	$340	$330	$50	$111	$996
Europe and other	70	20	105	64	18	277
Total revenue	$235	$360	$435	$114	$129	$1,273
Three months ended September 30, 2022
North America	$367	$571	$531	$70	$132	$1,671
Europe and other	164	118	205	110	53	650
Total revenue	$531	$689	$736	$180	$185	$2,321
Nine months ended September 30, 2023
North America	$955	$1,375	$1,312	$189	$357	$4,188
Europe and other	229	56	338	188	61	872
Total revenue	$1,184	$1,431	$1,650	$377	$418	$5,060
Nine months ended September 30, 2022
North America	$1,937	$2,123	$2,421	$229	$465	$7,175
Europe and other	349	164	306	427	157	1,403
Total revenue	$2,286	$2,287	$2,727	$656	$622	$8,578

As of September 30, 2023 and December 31, 2022, we had $282 million and $229 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of September 30, 2023 and December 31, 2022 were not material.
We have certain customer contracts with performance obligations under which, if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of September 30, 2023, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $910 million. We expect to recognize approximately 14% of these performance obligations as revenue in the remainder of 2023, approximately 52% as revenue during 2024-2026, approximately 15% as revenue during 2027-2029, and the remainder thereafter. Subject to the terms and conditions of the applicable contracts, if the customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $280 million as of September 30, 2023. Other than the performance obligations described above, we expect that any performance obligations under our customer contracts that were unfulfilled or partially fulfilled at December 31, 2022 will be satisfied in 2023.

CF INDUSTRIES HOLDINGS, INC.
3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$164	$438	$1,251	$2,486
Basic earnings per common share:
Weighted-average common shares outstanding	192.4	200.2	194.4	205.6
Net earnings attributable to common stockholders	$0.85	$2.19	$6.44	$12.09
Diluted earnings per common share:
Weighted-average common shares outstanding	192.4	200.2	194.4	205.6
Dilutive common shares—stock-based awards	0.5	0.7	0.5	0.9
Diluted weighted-average common shares outstanding	192.9	200.9	194.9	206.5
Net earnings attributable to common stockholders	$0.85	$2.18	$6.42	$12.04
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.

4.   Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Finished goods	$279	$437
Raw materials, spare parts and supplies	39	37
Total inventories	$318	$474

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
In August 2022, the final restructuring plan for our U.K. operations was approved, and decommissioning activities at our Ince facility were initiated. As a result, in the third quarter of 2022, we incurred additional charges related to our U.K. restructuring of $8 million, primarily related to one-time termination benefits, which are included in the U.K. operations restructuring line item in our consolidated statement of operations. As of June 30, 2023, the decommissioning of our Ince facility and other approved restructuring actions had been completed.
In the third quarter of 2022, the United Kingdom continued to experience extremely high and volatile natural gas prices. Russian natural gas pipeline flows to Europe via the Nord Stream 1 pipeline ceased, causing the United Kingdom to experience unprecedented natural gas prices. In addition, the European Union announced a desire to cap the price that Europe would pay Russia for natural gas deliveries, further contributing to the uncertainty in European energy markets. Given these factors and the lack of a corresponding increase in global nitrogen product market prices, in September 2022, we idled ammonia production at our Billingham complex. As a result, we concluded that an additional impairment test was triggered for the asset groups that comprise the continuing U.K. operations. The results of our impairment test indicated that the carrying values for our U.K. Ammonia and U.K. AN asset groups exceeded the undiscounted estimated future cash flows. As a result, we recognized asset impairment charges of $87 million, primarily related to property, plant and equipment and definite-lived intangible assets, which are included in the U.K. long-lived and intangible asset impairment line item in our consolidated statement of operations.
In July 2023, we approved and announced our proposed plan to permanently close the Billingham ammonia plant, and, in September 2023, the final plan was approved. As a result, in the third quarter of 2023, we recognized total charges of $5 million consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees whose employment would be terminated.
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Land	$114	$113
Machinery and equipment	12,716	12,633
Buildings and improvements	923	914
Construction in progress	339	203
Property, plant and equipment(1)	14,092	13,863
Less: Accumulated depreciation and amortization	7,936	7,426
Property, plant and equipment—net	$6,156	$6,437
_______________________________________________________________________________
(1)As of September 30, 2023 and December 31, 2022, we had property, plant and equipment that was accrued but unpaid of approximately $80 million and $53 million, respectively. As of September 30, 2022 and December 31, 2021, we had property, plant and equipment that was accrued but unpaid of approximately $60 million and $35 million, respectively.
Depreciation and amortization related to property, plant and equipment was $211 million and $633 million for the three and nine months ended September 30, 2023, respectively, and $219 million and $643 million for the three and nine months ended September 30, 2022, respectively.
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
The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2023	2022
	(in millions)
Net capitalized turnaround costs as of January 1	$312	$355
Additions	121	84
Depreciation	(95)	(101)
Impairment related to U.K. operations	—	(21)
Effect of exchange rate changes and other	(4)	(7)
Net capitalized turnaround costs as of September 30	$334	$310

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
PLNL operates an ammonia plant that relies on natural gas supplied, under a gas sales contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). The NGC Contract had an expiration date of September 2023. In the third quarter of 2023, PLNL entered into a new gas sales contract with NGC (the New NGC Contract), which is effective October 2023 through December 2025.
In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in (losses) earnings of operating affiliate on our consolidated statements of operations for the three and nine months ended September 30, 2023. As of September 30, 2023, the total carrying value of our equity method investment in PLNL was $32 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $20 million and $115 million for the three and nine months ended September 30, 2023, respectively, and $61 million and $212 million for the three and nine months ended September 30, 2022, respectively.

CF INDUSTRIES HOLDINGS, INC.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$193	$—	$—	$193
Cash equivalents:
U.S. and Canadian government obligations	2,687	—	—	2,687
Other debt securities	374	—	—	374
Total cash and cash equivalents	$3,254	$—	$—	$3,254
Nonqualified employee benefit trusts	16	—	—	16

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$153	$—	$—	$153
Cash equivalents:
U.S. and Canadian government obligations	1,902	—	—	1,902
Other debt securities	268	—	—	268
Total cash and cash equivalents	$2,323	$—	$—	$2,323
Nonqualified employee benefit trusts	16	—	—	16
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2023 and December 31, 2022 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$3,061	$3,061	$—	$—
Nonqualified employee benefit trusts	16	16	—	—
Derivative assets	8	—	8	—
Derivative liabilities	(16)	—	(16)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,170	$2,170	$—	$—
Nonqualified employee benefit trusts	16	16	—	—
Derivative assets	12	—	12	—
Derivative liabilities	(85)	—	(85)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. As of September 30, 2023 and December 31, 2022, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,967	$2,656	$2,965	$2,764
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
In the third quarter of 2023, we determined the carrying value of our equity method investment in PLNL exceeded its fair value and recorded an impairment of our equity method investment in PLNL of $43 million. See Note 7—Equity Method Investment for additional information.
9.   Income Taxes
For the three months ended September 30, 2023, we recorded an income tax provision of $23 million on pre-tax income of $253 million, or an effective tax rate of 9.1%, compared to an income tax provision of $155 million on pre-tax income of $693 million, or an effective tax rate of 22.3%, for the three months ended September 30, 2022. For the three months ended September 30, 2023, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions and adjustments to accrued withholding taxes as a result of changes reflected on our filed U.S. federal return. This income tax benefit in relation to pre-tax income of $253 million contributed to a lower effective tax rate in the third quarter of 2023 compared to the U.S. statutory rate of 21%.
For the nine months ended September 30, 2023, we recorded an income tax provision of $326 million on pre-tax income of $1.81 billion, or an effective tax rate of 18.0%, compared to an income tax provision of $913 million on pre-tax income of $3.84 billion, or an effective tax rate of 23.8%, for the nine months ended September 30, 2022.
For the three and nine months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom due to the uncertainty surrounding the realization of the deferred tax assets as a result of the impairment described in Note 5—United Kingdom Operations Restructuring. In addition, for the nine months ended September 30, 2022, our income tax provision includes $22 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, as discussed below.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2023 of 9.1%, which is based on pre-tax income of $253 million, including $66 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher if based on pre-tax income exclusive of the $66 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2022 of 22.3%, which is based on pre-tax income of $693 million, including $100 million of earnings attributable to the noncontrolling interest, would be 3.7 percentage points higher if based on pre-tax income exclusive of the $100 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the nine months ended September 30, 2023 of 18.0%, which is based on pre-tax income of $1.81 billion, including $235 million of earnings attributable to the noncontrolling interest, would be 2.7 percentage points higher if based on pre-tax income exclusive of the $235 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2022 of 23.8%, which is based on pre-tax income of $3.84 billion, including $442 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher if based on pre-tax income exclusive of the $442 million of earnings attributable to the noncontrolling interest.
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

CF INDUSTRIES HOLDINGS, INC.
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
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, we recorded the following in the nine months ended September 30, 2022:
•liabilities for unrecognized tax benefits of approximately $314 million, with a corresponding income tax provision, and accrued interest of approximately $123 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of approximately $359 million, with a corresponding income tax benefit, and accrued interest income of approximately $33 million related to the noncurrent income tax receivables.
In the nine months ended September 30, 2022, the impact on our consolidated statement of operations of the amounts recorded as a result of this evaluation of transfer pricing positions, including $29 million of net deferred income tax provision for other transfer pricing tax effects, was $16 million of income tax benefit and $90 million of net interest expense before tax ($98 million after tax).
Of the $16 million of income tax benefit and $90 million of net interest expense recognized in the nine months ended September 30, 2022, $3 million of income tax provision and $4 million of net interest expense ($5 million after tax) was recognized in the three months ended September 30, 2022.

10.   Pension Retiree Annuity Purchase
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

CF INDUSTRIES HOLDINGS, INC.
11.   Financing Agreements
Revolving Credit Agreement
On October 26, 2023, we entered into a new senior unsecured revolving credit agreement (the New Revolving Credit Agreement), which replaced our prior senior unsecured revolving credit agreement (the Prior Revolving Credit Agreement). See Note 18—Subsequent Event for additional information.
The Prior Revolving Credit Agreement provided for a revolving credit facility of up to $750 million with a maturity of December 5, 2024 and included a letter of credit sub-limit of $125 million. Borrowings under the Prior Revolving Credit Agreement could be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.
Borrowings under the Prior Revolving Credit Agreement could be denominated in U.S. dollars, Canadian dollars, euros and British pounds. Borrowings in U.S. dollars bore interest at a per annum rate equal to, at our option, an applicable adjusted term Secured Overnight Financing Rate or base rate plus, in either case, a specified margin. We were required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Prior Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depended on CF Holdings’ credit rating at the time.
The Prior Revolving Credit Agreement contained representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2023, we were in compliance with all covenants under the Prior Revolving Credit Agreement.
As of September 30, 2023, we had unused borrowing capacity under the Prior Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Prior Revolving Credit Agreement. There were no borrowings outstanding under the Prior Revolving Credit Agreement as of September 30, 2023 or December 31, 2022, or during the nine months ended September 30, 2023.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $350 million of letters of credit. As of September 30, 2023, approximately $200 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2023 and December 31, 2022 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2023		December 31, 2022
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	750	741	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	740
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	743	750	742
Total long-term debt		$3,000	$2,967	$3,000	$2,965
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both September 30, 2023 and December 31, 2022, and total deferred debt issuance costs were $26 million and $28 million as of September 30, 2023 and December 31, 2022, respectively.
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

12.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Interest on borrowings(1)	$38	$38	$112	$118
Fees on financing agreements(1)	2	2	6	6
Interest on tax liabilities(2)	1	6	1	246
Interest capitalized	(2)	—	(4)	(1)
Total interest expense	$39	$46	$115	$369
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
(2)See Note 9—Income Taxes for additional information.

13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2023, we had natural gas derivative contracts covering certain periods through March 2024.
As of September 30, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 65.3 million MMBtus of natural gas. As of December 31, 2022, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 66.3 million MMBtus of natural gas. For the nine months ended September 30, 2023, we used derivatives to cover approximately 27% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location	2023	2022	2023	2022
		(in millions)
Unrealized net (losses) gains on natural gas derivatives	Cost of sales	$(7)	$(11)	$65	$39
Realized net (losses) gains on natural gas derivatives	Cost of sales	(1)	12	(119)	20
Net derivative (losses) gains		$(8)	$1	$(54)	$59

CF INDUSTRIES HOLDINGS, INC.
The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2023 and December 31, 2022, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$8	$12	Other current liabilities	$(16)	$(85)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of September 30, 2023 and December 31, 2022, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $8 million and $73 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of September 30, 2023 and December 31, 2022, we had no cash collateral on deposit with counterparties for derivative contracts.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2023 and December 31, 2022:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2023
Total derivative assets	$8	$—	$—	$8
Total derivative liabilities	(16)	—	—	(16)
Net derivative liabilities	$(8)	$—	$—	$(8)
December 31, 2022
Total derivative assets	$12	$—	$—	$12
Total derivative liabilities	(85)	—	—	(85)
Net derivative liabilities	$(73)	$—	$—	$(73)
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

	2023	2022
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,802	$2,830
Earnings attributable to noncontrolling interest	235	442
Declaration of distributions payable	(459)	(619)
Balance as of September 30	$2,578	$2,653
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	459	619
Distributions to noncontrolling interest	(459)	(619)
Balance as of September 30	$—	$—
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

15.   Stockholders’ Equity
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program and the 2021 Share Repurchase Program.

CF INDUSTRIES HOLDINGS, INC.

	2022 Share Repurchase Program		2021 Share Repurchase Program
	Shares	Amounts(1)	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2022:
First quarter	—	$—	1.3	$100
Second quarter	—	—	5.3	490
Third quarter	—	—	6.1	532
Fourth quarter	—	—	2.2	223
Total shares repurchased in 2022	—	—	14.9	1,345
Shares repurchased as of December 31, 2022	—	$—	14.9	$1,345
Shares repurchased in 2023:
First quarter	—	$—	1.1	$75
Second quarter	0.8	50	1.2	80
Third quarter	1.9	150	—	—
Total shares repurchased in 2023	2.7	200	2.3	155
Shares repurchased as of September 30, 2023	2.7	$200	17.2	$1,500
______________________________________________________________________________
(1)As defined in the share repurchase programs, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the first half of 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million. In the nine months ended September 30, 2023, we repurchased approximately 2.7 million shares under the 2022 Share Repurchase Program for $200 million and retired approximately 3.3 million shares of repurchased stock. We held approximately 1.9 million shares of treasury stock as of September 30, 2023.
In the nine months ended September 30, 2022, we repurchased approximately 12.7 million shares under the 2021 Share Repurchase Program for $1.12 billion, of which $27 million was accrued and unpaid as of September 30, 2022. In the nine months ended September 30, 2022, we retired approximately 3.2 million shares of repurchased stock.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2022	$(179)	$3	$(54)	$(230)
Gain arising during the period	—	—	5	5
Reclassification to earnings	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	3	—	(2)	1
Balance as of September 30, 2023	$(176)	$3	$(52)	$(225)

Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Gain arising during the period	—	—	3	3
Reclassification to earnings(1)	—	—	26	26
Effect of exchange rate changes and deferred taxes	(49)	—	7	(42)
Balance as of September 30, 2022	$(190)	$4	$(84)	$(270)
_______________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2022 include a non-cash pre-tax pension settlement loss of $24 million. See Note 10—Pension Retiree Annuity Purchase for additional information.

CF INDUSTRIES HOLDINGS, INC.
16.   Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management. Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2023 and 2022 are presented in the table below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended September 30, 2023
Net sales	$235	$360	$435	$114	$129	$1,273
Cost of sales	214	226	302	79	75	896
Gross margin	$21	$134	$133	$35	$54	377
Total other operating costs and expenses						97
Equity in losses of operating affiliate(2)						(36)
Operating earnings						$244
Three months ended September 30, 2022
Net sales	$531	$689	$736	$180	$185	$2,321
Cost of sales	353	394	414	136	108	1,405
Gross margin	$178	$295	$322	$44	$77	916
Total other operating costs and expenses(3)						186
Equity in earnings of operating affiliate						20
Operating earnings						$750

Nine months ended September 30, 2023
Net sales	$1,184	$1,431	$1,650	$377	$418	$5,060
Cost of sales	797	775	937	264	243	3,016
Gross margin	$387	$656	$713	$113	$175	2,044
Total other operating costs and expenses						228
Equity in losses of operating affiliate(2)						(12)
Operating earnings						$1,804
Nine months ended September 30, 2022
Net sales	$2,286	$2,287	$2,727	$656	$622	$8,578
Cost of sales	1,075	1,024	1,102	458	314	3,973
Gross margin	$1,211	$1,263	$1,625	$198	$308	4,605
Total other operating costs and expenses(3)						493
Equity in earnings of operating affiliate						74
Operating earnings						$4,186
_______________________________________________________________________________
(1)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(2)Equity in losses of operating affiliate for the three and nine months ended September 30, 2023 include an impairment of our equity method investment in PLNL of $43 million. See Note 7—Equity Method Investment for additional information.
(3)Total other operating costs and expenses for the three and nine months ended September 30, 2022 include $95 million and $257 million, respectively, of asset impairment and restructuring charges related to our U.K. operations. See Note 5—United Kingdom Operations Restructuring for additional information.

CF INDUSTRIES HOLDINGS, INC.
17.   Agreement To Purchase Ammonia Production Facility
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
18.   Subsequent Event
On October 26, 2023, we entered into the New Revolving Credit Agreement, which replaced the Prior Revolving Credit Agreement that was scheduled to mature on December 5, 2024. The New Revolving Credit Agreement provides for a revolving credit facility of up to $750 million with a maturity of October 26, 2028 and includes a letter of credit sub-limit of $125 million. See Note 11—Financing Agreements for additional information on the Prior Revolving Credit Agreement.

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
Our principal assets as of September 30, 2023 include:
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
Our Commitment to a Clean Energy Economy
We are taking significant steps to support a global hydrogen and clean fuel economy, through the production of green and blue ammonia. Since ammonia is one of the most efficient ways to transport and store hydrogen and is also a fuel in its own right, we believe that the Company, as the world’s largest producer of ammonia with an unparalleled manufacturing and distribution network and deep technical expertise, is uniquely positioned to fulfill anticipated demand for hydrogen and ammonia from green and blue sources. Our approach includes green ammonia production, which refers to ammonia produced through a carbon-free process, and blue ammonia production, which relates to ammonia produced by conventional processes but with the ammonia process CO2 byproduct removed through carbon capture and sequestration (CCS).
In April 2021, we signed an engineering and procurement contract with thyssenkrupp to supply a 20 MW alkaline water electrolysis plant to produce green hydrogen at our Donaldsonville complex. We will integrate the green hydrogen generated by the electrolysis plant into existing ammonia synthesis loops to enable the production of approximately 20,000 tons per year of green ammonia. Fabrication and delivery of most major equipment is complete, and installation of the new electrolyzer unit is in progress. We believe that the Donaldsonville green ammonia project will be the largest of its kind in North America at the time of its startup.
In July 2022, we and Mitsui & Co., Ltd. (Mitsui) signed a joint development agreement for the companies’ proposed plans to construct an export-oriented blue ammonia facility. We and Mitsui are expecting to complete the front-end engineering and design (FEED) study for the project in the fourth quarter of 2023, with a final investment decision on the proposed facility to follow. Should the companies agree to move forward, the ammonia facility would be constructed at our new Blue Point complex. We own the land for the complex, which is located on the west bank of the Mississippi river in Ascension Parish, Louisiana. Construction and commissioning of a new world-scale ammonia plant typically takes approximately four years from the time construction begins.
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
In September 2023, we and POSCO Holdings Inc. (POSCO) signed a joint development agreement term sheet to evaluate an export-oriented blue ammonia facility to be located at our new Blue Point complex. Should the project move forward, POSCO expects to import low-carbon clean ammonia from the facility into South Korea to support decarbonization of POSCO’s own and third-party coal-based power generation facilities. We and POSCO are initiating a joint FEED study in the fourth quarter of 2023 for the blue ammonia plant utilizing an autothermal reforming (ATR) ammonia production technology and are expecting to complete the FEED study in the second half of 2024.
We are also pursuing opportunities to produce blue ammonia from our existing ammonia production network. We are currently executing a project with an estimated cost of $200 million to construct a CO2 dehydration and compression facility at our Donaldsonville complex to enable the transport and permanent sequestration of the ammonia process CO2 byproduct. Engineering activities for the construction of the dehydration and compression unit continue to advance, all major equipment for the facility has been procured, and fabrication of the CO2 compressors is proceeding. In October 2022, we announced that we had entered into a definitive CO2 offtake agreement with ExxonMobil to transport and permanently sequester CO2 from Donaldsonville. Once the dehydration and compression unit is in service and sequestration is initiated, we expect that the Donaldsonville complex will have the capacity to dehydrate and compress up to 2 million tons per year of process CO2, enabling the production of blue ammonia. Start-up for the project is planned for 2025. Under current regulations, the project

CF INDUSTRIES HOLDINGS, INC.
would be expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a credit per tonne of CO2 sequestered.
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
The consummation of the transaction is subject to the satisfaction or waiver of customary conditions, including, among others, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We expect to close the transaction on December 1, 2023.
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
As further described below, natural gas is the principal raw material used to produce our nitrogen products. Natural gas is a globally traded commodity that experiences price fluctuations based on supply and demand balances and has been impacted by geopolitical events relating to the war between Russia and Ukraine. European energy markets, which have historically sourced a substantial portion of their natural gas from Russia, were disrupted by Russia’s invasion of Ukraine and the subsequent reduction of Russian natural gas supply to Europe during 2022. This led to further increases in natural gas prices and natural gas price volatility, which in turn led to disruptions in manufacturing and distribution activities at other nitrogen manufacturers and suppliers in our industry, resulting in changes in nitrogen product trade flows and reductions in global fertilizer supply. In September 2022, in response to the high prices for natural gas in the United Kingdom, we idled ammonia production at our Billingham complex and since that time have been importing ammonia from one of our North American manufacturing facilities or from purchases in the open market for upgrade into AN and other nitrogen products at that location. In the third quarter of 2023, we approved our plan to permanently close the Billingham ammonia plant.
The geopolitical developments that began in 2022 relating to the war in Ukraine also led to some supply chain disruptions for Russian and other producers of fertilizer, contributing to reduced global nitrogen fertilizer supply. In particular, disruptions in nitrogen exports from Russia, a leading exporter of nitrogen fertilizer products globally, and nitrogen production in Europe, as a result of higher and more volatile natural gas prices as Russian-sourced natural gas supply declined, contributed to reduced nitrogen supply globally. In addition, Russia and Ukraine have been large exporters of commodity grains such as wheat, corn and soybeans. The direct and indirect impacts of the war in Ukraine, and the related uncertainty, resulted in reduced commodity grain supply from Russia and Ukraine, causing increased prices for grains globally. The increase in commodity grain prices in turn supported strong demand for nitrogen fertilizer in 2022. All of these geopolitical developments further contributed to an already tight global supply and demand balance for nitrogen fertilizers, causing changes in global trade flows as both manufacturers and customers reacted to the changing market dynamics. As a result, global nitrogen fertilizer prices remained high and also experienced significant volatility in 2022.

CF INDUSTRIES HOLDINGS, INC.
As Russian-sourced natural gas supply declined due to geopolitical factors, European purchasers of natural gas increased imports from the liquified natural gas (LNG) market to build storage levels leading up to the winter 2022/2023 peak demand season. As storage levels of natural gas increased due to the increased LNG imports, in conjunction with a warmer than expected winter in Europe, prices for natural gas fell during the first half of 2023 and then stabilized during the third quarter of 2023. As natural gas prices decreased, certain nitrogen producers restarted previously idled production, leading to an increase in global nitrogen production operating rates. The increased global nitrogen product supply availability resulting from the increase in operating rates, in addition to new global production coming on line and an increase in Russian imports of UAN into the United States, resulted in an increase in supply and lower average selling prices in the first nine months of 2023 compared to average selling prices realized in 2022.
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
In the third quarter of 2023, the average selling price for our products was $268 per ton, a decrease of 49% compared to $527 per ton in the third quarter of 2022, reflecting lower average selling prices across all our segments, which drove a decrease in net sales of approximately $1.22 billion for the third quarter of 2023 compared to the third quarter of 2022. In the nine months ended September 30, 2023, the average selling price for our products was $356 per ton, or 42% lower compared to $619 per ton in the nine months ended September 30, 2022. This resulted in a decrease in net sales of approximately $3.68 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in average selling prices reflects the impact of an increase in global supply availability due to higher global inventories entering 2023 and lower global energy costs, which drove higher global operating rates. In addition, higher average selling prices in 2022 were driven in part by the geopolitical environment, as described above.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 40% and 50%, respectively, of our production costs in the first nine months of 2023 and the year ended December 31, 2022.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Average daily market price of natural gas Henry Hub (Louisiana) (per MMBtu)	$2.58	$7.96	$(5.38)	(68)%	$2.46	$6.66	$(4.20)	(63)%
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Average North American natural gas prices were lower during the first nine months of 2023 than during the first nine months of 2022. Warmer-than-normal temperatures in the first quarter of 2023 drove lower heating demand for natural gas, while North American supply remained strong, as there were few weather-related production disruptions. In addition, although the higher cost for natural gas outside of North America incentivized liquefaction facilities in the United States to export domestic natural gas during the first nine months of 2023, the outage at the Freeport LNG facility in the first quarter of 2023 as well as planned maintenance in 2023 at several other LNG facilities limited total gas exports, resulting in greater domestic supply availability. As North America entered the 2023 summer season, natural gas demand for power generation increased due in part to coal-fired power plant retirements and lower natural gas costs. As a result, despite entering the third quarter of 2023 with well above-average volumes of gas in storage, which were 25% higher than one year ago and 15% higher than the five-year average, injection rates in the United States during the third quarter lagged historical averages, leading to end-of-quarter storage levels that were 12% higher than one year ago and 5% higher than the five-year average.
Our Billingham U.K. nitrogen manufacturing facility has been subject to fluctuations associated with the price of natural gas in Europe. Russia’s invasion of Ukraine in February 2022 disrupted European energy markets and threatened security of supply, driving natural gas prices in Europe upward to unprecedented levels. In the three and nine months ended September 30, 2022, the average daily market price of natural gas at the National Balancing Point (NBP), the major trading point for natural

CF INDUSTRIES HOLDINGS, INC.
gas in the United Kingdom, was $32.54 per MMBtu and $26.26 per MMBtu, respectively. In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location. In the third quarter of 2023, we approved our plan to permanently close the Billingham ammonia plant. As a result, we will continue to import ammonia for upgrade.
In the third quarter of 2023, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 70% to $2.54 per MMBtu from $8.35 per MMBtu in the third quarter of 2022. This decrease in natural gas costs resulted in an increase in gross margin of $496 million compared to the third quarter of 2022. In the first nine months of 2023, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 46% to $3.90 per MMBtu from $7.28 per MMBtu in the first nine months of 2022. This decrease in natural gas costs resulted in an increase in gross margin of $828 million compared to the first nine months of 2022.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $164 million for the three months ended September 30, 2023 compared to $438 million for the three months ended September 30, 2022, a decrease in net earnings of $274 million. The decrease in net earnings for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 reflects a decrease in gross margin, partially offset by a lower income tax provision in the third quarter of 2023 as compared to the third quarter of 2022 and impairment charges related to our U.K. operations in the third quarter of 2022 that did not recur in the third quarter of 2023.
Gross margin decreased by $539 million to $377 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in gross margin was due primarily to a 49% decrease in average selling prices to $268 per ton in the third quarter of 2023 from $527 per ton in the third quarter of 2022, which decreased gross margin by $1.22 billion. The impact of lower selling prices was partially offset by lower natural gas costs, which increased gross margin by $496 million, and a decrease in the income tax provision of $132 million due primarily to lower pre-tax earnings in the third quarter of 2023. In addition, pre-tax impairment and restructuring charges related to our U.K. operations of $95 million were recognized in the third quarter of 2022 compared to $5 million in the third quarter of 2023.
Diluted net earnings per share attributable to common stockholders decreased $1.33 per share, to $0.85 per share, in the third quarter of 2023 compared to $2.18 per share in the third quarter of 2022 due primarily to lower net earnings, partially offset by lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs.
Items Affecting Comparability of Results
For the three months ended September 30, 2023 and 2022, we reported net earnings attributable to common stockholders of $164 million and $438 million, respectively. For the nine months ended September 30, 2023 and 2022, we reported net earnings attributable to common stockholders of $1.25 billion and $2.49 billion, respectively. In addition to the impact of market conditions discussed above, certain items affected the comparability of our financial results for the three and nine months ended September 30, 2023 and 2022. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$7	$5	$11	$7	$(65)	$(50)	$(39)	$(31)
Loss on foreign currency transactions, including intercompany loans(2)	7	5	27	21	5	4	38	29
U.K. operations:
U.K. long-lived and intangible asset impairment	—	—	87	66	—	—	239	181
U.K. operations restructuring	5	4	8	6	7	5	18	13
Transaction costs related to acquisition agreement	11	9	—	—	27	21	—	—
Impairment of equity method investment in PLNL(3)	43	33	—	—	43	33	—	—
Pension settlement loss(4)	—	—	24	18	—	—	24	18
Canada Revenue Agency Competent Authority Matter and transfer pricing positions:
Interest expense	—	—	6	6	—	—	234	232
Interest income	—	—	(3)	(2)	—	—	(41)	(31)
Income tax provision(5)	—	—	—	2	—	—	—	54
Loss on debt extinguishment	—	—	—	—	—	—	8	6
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)Included in equity in (losses) earnings of operating affiliate in our consolidated statements of operations.
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

Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2023 and 2022, we recognized unrealized net mark-to-market losses of $7 million and $11 million, respectively. In the nine months ended September 30, 2023 and 2022, we recognized unrealized net mark-to-market gains of $65 million and $39 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In the three months ended September 30, 2023 and 2022, we recognized losses on foreign currency transactions of $7 million and $27 million, respectively. In the nine months ended September 30, 2023 and 2022, we recognized losses on foreign currency transactions of $5 million and $38 million, respectively. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that are not permanently invested.

CF INDUSTRIES HOLDINGS, INC.
U.K. operations
In the three and nine months ended September 30, 2023, we recognized total charges of $5 million and $7 million, respectively, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees as a result of our approved plan to permanently close the Billingham ammonia plant.
In the three and nine months ended September 30, 2022, we recognized total charges of $95 million and $257 million, respectively, consisting primarily of asset impairment charges related to property, plant and equipment at our Billingham and Ince facilities and definite-lived intangible assets. See Note 5—United Kingdom Operations Restructuring for additional information.
Transaction costs related to acquisition agreement
On March 20, 2023, we entered into an asset purchase agreement with DNLA and IPL to acquire DNLA’s ammonia production complex located in Waggaman, Louisiana, as described above under “Agreement to Purchase Ammonia Production Facility.” In the three and nine months ended September 30, 2023, we incurred $11 million and $27 million, respectively, of transaction costs related to the acquisition agreement.
Impairment of equity method investment in PLNL
PLNL, our joint venture in Trinidad, operates an ammonia plant that relies on natural gas supplied, under a gas sales contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). The NGC Contract had an expiration date of September 2023. In the third quarter of 2023, PLNL entered into a new gas sales contract with NGC (the New NGC Contract), which is effective October 2023 through December 2025.
In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in (losses) earnings of operating affiliate on our consolidated statements of operations for the three and nine months ended September 30, 2023.
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
Transfer pricing positions
As a result of the outcome of the arbitration decision discussed above, we also evaluated our transfer pricing positions between Canada and the United States for open years 2012 and after. Based on this evaluation, for the nine months ended September 30, 2022, we recorded the following:
•liabilities for unrecognized tax benefits of approximately $314 million, with a corresponding income tax provision, and accrued interest of approximately $123 million related to the liabilities for unrecognized tax benefits, and
•noncurrent income tax receivables of approximately $359 million, with a corresponding income tax benefit, and accrued interest income of approximately $33 million related to the noncurrent income tax receivables.
In the nine months ended September 30, 2022, the impact on our consolidated statement of operations of the amounts recorded as a result of this evaluation of transfer pricing positions, including $29 million of net deferred income tax provision for other transfer pricing tax effects, was $16 million of income tax benefit and $90 million of net interest expense before tax ($98 million after tax).

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

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,273	$2,321	$(1,048)	(45)%	$5,060	$8,578	$(3,518)	(41)%
Cost of sales	896	1,405	(509)	(36)%	3,016	3,973	(957)	(24)%
Gross margin	377	916	(539)	(59)%	2,044	4,605	(2,561)	(56)%
Gross margin percentage	29.6%	39.5%	(9.9)%		40.4%	53.7%	(13.3)%
Selling, general and administrative expenses	68	66	2	3%	213	203	10	5%
U.K. long-lived and intangible asset impairment	—	87	(87)	(100)%	—	239	(239)	(100)%
U.K. operations restructuring	5	8	(3)	(38)%	7	18	(11)	(61)%
Transaction costs	11	—	11	N/M	27	—	27	N/M
Other operating—net	13	25	(12)	(48)%	(19)	33	(52)	N/M
Total other operating costs and expenses	97	186	(89)	(48)%	228	493	(265)	(54)%
Equity in (losses) earnings of operating affiliate	(36)	20	(56)	N/M	(12)	74	(86)	N/M
Operating earnings	244	750	(506)	(67)%	1,804	4,186	(2,382)	(57)%
Interest expense	39	46	(7)	(15)%	115	369	(254)	(69)%
Interest income	(45)	(12)	(33)	(275)%	(115)	(56)	(59)	(105)%
Loss on debt extinguishment	—	—	—	—%	—	8	(8)	(100)%
Other non-operating—net	(3)	23	(26)	N/M	(8)	24	(32)	N/M
Earnings before income taxes	253	693	(440)	(63)%	1,812	3,841	(2,029)	(53)%
Income tax provision	23	155	(132)	(85)%	326	913	(587)	(64)%
Net earnings	230	538	(308)	(57)%	1,486	2,928	(1,442)	(49)%
Less: Net earnings attributable to noncontrolling interest	66	100	(34)	(34)%	235	442	(207)	(47)%
Net earnings attributable to common stockholders	$164	$438	$(274)	(63)%	$1,251	$2,486	$(1,235)	(50)%
Diluted net earnings per share attributable to common stockholders	$0.85	$2.18	$(1.33)	(61)%	$6.42	$12.04	$(5.62)	(47)%
Diluted weighted-average common shares outstanding	192.9	200.9	(8.0)	(4)%	194.9	206.5	(11.6)	(6)%
Dividends declared per common share	$0.40	$0.40	$—	—%	$1.20	$1.10	$0.10	9%
___________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.
The following table presents certain supplemental data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per MMBtu amounts)
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.53	$8.50	$(5.97)	(70)%	$3.43	$7.36	$(3.93)	(53)%
Realized derivatives loss (gain) in cost of sales(2)	0.01	(0.15)	0.16	N/M	0.47	(0.08)	0.55	N/M
Cost of natural gas used for production in cost of sales	$2.54	$8.35	$(5.81)	(70)%	$3.90	$7.28	$(3.38)	(46)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.58	$7.96	$(5.38)	(68)%	$2.46	$6.66	$(4.20)	(63)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$7	$11	$(4)	(36)%	$(65)	$(39)	$(26)	(67)%
Depreciation and amortization	$213	$221	$(8)	(4)%	$640	$652	$(12)	(2)%
Capital expenditures	$147	$190	$(43)	(23)%	$311	$319	$(8)	(3)%
Sales volume by product tons (000s)	4,745	4,408	337	8%	14,218	13,867	351	3%
Production volume by product tons (000s):
Ammonia(3)	2,238	2,283	(45)	(2)%	6,971	7,366	(395)	(5)%
Granular urea	1,081	1,187	(106)	(9)%	3,414	3,418	(4)	—%
UAN (32%)	1,749	1,381	368	27%	5,012	4,879	133	3%
AN	416	358	58	16%	1,104	1,162	(58)	(5)%
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
Third Quarter of 2023 Compared to Third Quarter of 2022
Net Sales
Our total net sales decreased $1.05 billion, or 45%, to $1.27 billion in the third quarter of 2023 compared to $2.32 billion in the third quarter of 2022 due primarily to a decrease in average selling prices, partially offset by an increase in sales volume.
Our average selling price was $268 per ton in the third quarter of 2023, or 49% lower compared to $527 per ton in the third quarter of 2022, due to lower average selling prices across all of our segments. The impact of lower average selling prices was a decrease in net sales of approximately $1.22 billion for the third quarter of 2023 compared to the third quarter of 2022. The decrease in average selling prices reflects the impact of an increase in global supply availability as lower global energy costs drove higher global operating rates.
Our total sales volume of 4.7 million product tons in the third quarter of 2023 was 8% higher compared to 4.4 million product tons in the third quarter of 2022 due primarily to higher sales volume in our UAN, Ammonia, and Other segments, partially offset by lower sales volume in our Granular Urea segment.
Gross ammonia production for the three and nine months ended September 30, 2023 was 2.2 million tons and 7.0 million tons, respectively. We expect gross ammonia production for 2023 will be in a range of 9.0 million to 9.5 million tons as we have an approved plan to permanently close the ammonia plant at our Billingham, U.K. complex.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales
Our total cost of sales decreased $509 million, or 36%, to $896 million in the third quarter of 2023 from $1.41 billion in the third quarter of 2022. The decrease in our cost of sales was due primarily to lower costs for natural gas, including the impact of realized derivatives, which decreased cost of sales by $496 million, and lower costs for ammonia purchased from PLNL, our joint venture in Trinidad. Lower natural gas costs include the benefit of no longer purchasing natural gas in the United Kingdom for ammonia production. The decrease in our cost of sales from lower natural gas costs was partially offset by the cost to import ammonia in the third quarter of 2023 for our U.K. operations.

Cost of sales averaged $189 per ton in the third quarter of 2023 compared to $319 per ton in the third quarter of 2022. Our cost of natural gas decreased 70% to $2.54 per MMBtu in the third quarter of 2023 from $8.35 per MMBtu in the third quarter of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $68 million in the third quarter of 2023, a 3% increase from $66 million in the third quarter of 2022.
U.K. Operations
In the three months ended September 30, 2023, we recognized total charges of $5 million, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees as a result of our approved plan to permanently close the Billingham ammonia plant.
In the three months ended September 30, 2022, we recognized total charges of $95 million consisting of $87 million of asset impairment charges primarily related to property, plant and equipment at our Billingham, U.K. facility and definite-lived intangible assets and $8 million of restructuring charges primarily related to one-time termination benefits. See Note 5—United Kingdom Operations Restructuring for additional information.
Transaction Costs
On March 20, 2023, we entered into an asset purchase agreement with DNLA and IPL to acquire DNLA’s ammonia production complex located in Waggaman, Louisiana, as described above under “Agreement to Purchase Ammonia Production Facility.” In the three months ended September 30, 2023, we incurred $11 million of transaction costs related to the acquisition agreement.
Other Operating—Net
Other operating—net was $13 million of expense in the third quarter of 2023 compared to $25 million of expense in the third quarter of 2022. The decrease of $12 million in other operating—net was due primarily to a loss on foreign currency transactions of $7 million in the third quarter of 2023 compared to $27 million in the third quarter of 2022. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that are not permanently invested.
Equity in (Losses) Earnings of Operating Affiliate
Equity in (losses) earnings of operating affiliate was $36 million of losses in the third quarter of 2023 compared to $20 million of earnings in the third quarter of 2022. The $36 million of losses in the third quarter of 2023 includes an impairment of our equity method investment in PLNL of $43 million. See “Items Affecting Comparability of Results—Impairment of equity method investment in PLNL,” above, for further discussion. Lower equity in earnings of operating affiliate also reflects a decrease in the operating results of PLNL as a result of lower ammonia selling prices, partially offset by lower natural gas costs.
Interest Expense
Interest expense was $39 million in the third quarter of 2023 compared to $46 million in the third quarter of 2022. The decrease of $7 million was due primarily to $6 million of tax-related interest expense recorded in the third quarter of 2022 that did not recur in the third quarter of 2023 and was related to income tax matters described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above.

CF INDUSTRIES HOLDINGS, INC.
Interest Income
Interest income was $45 million in the third quarter of 2023 compared to $12 million in the third quarter of 2022. The increase of $33 million reflects higher interest income on short-term investments due primarily to higher interest rates. Short-term investments are included in cash and cash equivalents in our consolidated balance sheet.
Other Non-Operating—Net
Other non-operating—net was $3 million of income in the third quarter of 2023 compared to $23 million of expense in the third quarter of 2022. The $23 million of expense in the third quarter of 2022 was due primarily to a pension settlement loss of $24 million related to the purchase of a non-participating group annuity contract to settle retiree obligations under our primary U.S. defined benefit pension plan, which is more fully described under “Items Affecting Comparability of Results—Pension settlement loss,” above.
Income Taxes
For the three months ended September 30, 2023, we recorded an income tax provision of $23 million on pre-tax income of $253 million, or an effective tax rate of 9.1%, compared to an income tax provision of $155 million on pre-tax income of $693 million, or an effective tax rate of 22.3%, for the three months ended September 30, 2022. For the three months ended September 30, 2023, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions and adjustments to accrued withholding taxes as a result of changes reflected on our filed U.S. federal return. This income tax benefit in relation to pre-tax income of $253 million contributed to a lower effective tax rate in the third quarter of 2023 compared to the U.S. statutory rate of 21%.
For the three months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom due to the uncertainty surrounding the realization of the deferred tax assets as a result of the impairment described in Note 5—United Kingdom Operations Restructuring.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2023 of 9.1%, which is based on pre-tax income of $253 million, including $66 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher, or 12.3%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $66 million. Our effective tax rate for the three months ended September 30, 2022 of 22.3%, which is based on pre-tax income of $693 million, including $100 million of earnings attributable to the noncontrolling interest, would be 3.7 percentage points higher, or 26.0%, if based on pre-tax income exclusive of the $100 million of earnings attributable to the noncontrolling interest. See Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $34 million to $66 million in the third quarter of 2023 compared to $100 million in the third quarter of 2022 due to lower earnings of CFN driven by lower average selling prices as described above under “Net Sales.”
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $1.33 to $0.85 per share in the third quarter of 2023 from $2.18 per share in the third quarter of 2022. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower natural gas costs. Lower gross margin was partially offset by a decrease in the income tax provision resulting from lower profitability and pre-tax impairment and restructuring charges related to our U.K. operations of $95 million in the third quarter of 2022 compared to $5 million in the third quarter of 2023. Additionally, diluted weighted-average common shares outstanding declined 4% from 200.9 million shares for the three months ended September 30, 2022 to 192.9 million shares for the three months ended September 30, 2023, due primarily to repurchases of common shares under our share repurchase programs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales
Our total net sales decreased $3.52 billion, or 41%, to $5.06 billion in the first nine months of 2023 compared to $8.58 billion in the first nine months of 2022 due primarily to a 42% decrease in average selling prices.

CF INDUSTRIES HOLDINGS, INC.
Our average selling price was $356 per ton in the first nine months of 2023 compared to $619 per ton in the first nine months of 2022, due to lower average selling prices across all of our segments, primarily driven by an increase in global supply availability due to higher global inventories entering 2023 and lower global energy costs, which drove higher global operating rates. The impact of lower average selling prices was a decrease in net sales of approximately $3.68 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Cost of Sales
Our total cost of sales decreased $957 million, or 24%, to $3.02 billion in the first nine months of 2023 from $3.97 billion in the first nine months of 2022. The decrease in our cost of sales was due primarily to lower costs for natural gas, including the impact of realized derivatives, which decreased cost of sales by $828 million, and lower costs for ammonia purchased from PLNL, our joint venture in Trinidad. Lower natural gas costs include the benefit of no longer purchasing natural gas in the United Kingdom for ammonia production. The decrease in our cost of sales from lower natural gas costs was partially offset by the cost to import ammonia in the first nine months of 2023 for our U.K. operations.
Cost of sales also includes the impact of a $65 million unrealized net mark-to-market gain on natural gas derivatives in the first nine months of 2023 compared to a $39 million gain in the first nine months of 2022.
Cost of sales averaged $212 per ton in the first nine months of 2023 compared to $287 per ton in the first nine months of 2022. Our cost of natural gas decreased 46% to $3.90 per MMBtu in the first nine months of 2023 from $7.28 per MMBtu in the first nine months of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10 million to $213 million in the first nine months of 2023 compared to $203 million in the first nine months of 2022. The increase was due primarily to higher costs related to certain corporate initiatives, including higher amortization due to our recently implemented enterprise resource planning (ERP) system.
U.K. Operations
In the first nine months of 2023, we recognized total charges of $7 million, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees as a result of our approved plan to permanently close the Billingham ammonia plant in the third quarter of 2023.
In the first nine months of 2022, we recognized total charges of $257 million, consisting of $239 million of asset impairment charges primarily related to property, plant and equipment at our Billingham and Ince facilities and $18 million of restructuring charges primarily related to post-employment benefits related to contractual and statutory obligations and one-time termination benefits. See Note 5—United Kingdom Operations Restructuring for additional information.
Transaction Costs
On March 20, 2023, we entered into an asset purchase agreement with DNLA and IPL to acquire DNLA’s ammonia production complex located in Waggaman, Louisiana, as described above under “Agreement to Purchase Ammonia Production Facility.” In the nine months ended September 30, 2023, we incurred $27 million of transaction costs related to the acquisition agreement.
Other Operating—Net
Other operating—net was $19 million of income in the first nine months of 2023 compared to $33 million of expense in the first nine months of 2022. The $19 million of income in the first nine months of 2023 consists primarily of gains on the sales of emission credits, partially offset by FEED study costs for our proposed plans to construct an export-oriented blue ammonia facility with Mitsui, and a loss on foreign currency transactions of $5 million. See “Our Commitment to a Clean Energy Economy,” above, for additional information related to our proposed joint venture with Mitsui.
The $33 million of expense in the first nine months of 2022 consists primarily of a loss on foreign currency transactions of $38 million. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that are not permanently invested.
Equity in (Losses) Earnings of Operating Affiliate
Equity in (losses) earnings of operating affiliate was $12 million of losses in the first nine months of 2023 compared to $74 million of earnings in the first nine months of 2022. The $12 million of losses in the first nine months of 2023 includes an

CF INDUSTRIES HOLDINGS, INC.
impairment of our equity method investment in PLNL of $43 million recognized in the third quarter of 2023. See “Items Affecting Comparability of Results—Impairment of equity method investment in PLNL,” above, for further discussion. Lower equity in earnings of operating affiliate also reflects a decrease in the operating results of PLNL as a result of lower ammonia selling prices, partially offset by lower natural gas costs.
Interest Expense
Interest expense was $115 million in the first nine months of 2023 compared to $369 million in the first nine months of 2022. The decrease of $254 million was due primarily to $246 million of tax-related interest expense recorded in the first nine months of 2022, including $234 million of interest expense related to income tax matters described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above. In addition, the decrease in interest expense was due to lower interest expense on borrowings due to the redemption of $500 million principal amount of the 2023 Notes in April 2022 prior to their scheduled maturity.
Interest Income
Interest income was $115 million in the first nine months of 2023 compared to $56 million in the first nine months of 2022. The increase of $59 million reflects an $84 million increase in interest income on short-term investments in the first nine months of 2023 due primarily to higher interest rates. Partially offsetting this was interest income recorded in the first nine months of 2022 that did not recur in the first nine months of 2023, which was related to income tax matters described under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter” and “Items Affecting Comparability of Results—Transfer pricing positions,” above.
Loss on Debt Extinguishment
Loss on debt extinguishment of $8 million in the first nine months of 2022 is described under “Items Affecting Comparability of Results—Loss on debt extinguishment,” above.
Income Taxes
For the nine months ended September 30, 2023, we recorded an income tax provision of $326 million on pre-tax income of $1.81 billion, or an effective tax rate of 18.0%, compared to an income tax provision of $913 million on pre-tax income of $3.84 billion, or an effective tax rate of 23.8%, for the nine months ended September 30, 2022.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2023 of 18.0%, which is based on pre-tax income of $1.81 billion, including $235 million of earnings attributable to the noncontrolling interest, would be 2.7 percentage points higher, or 20.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $235 million. Our effective tax rate for the nine months ended September 30, 2022 of 23.8%, which is based on pre-tax income of $3.84 billion, including $442 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher, or 26.9%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $442 million.
In addition, for the nine months ended September 30, 2022, our income tax provision includes $18 million of income tax expense to record a valuation allowance in the United Kingdom, $22 million of income tax benefit due to share-based compensation activity and $78 million of income tax provision related to the Canada Revenue Agency Competent Authority Matter, which is described above under “Items Affecting Comparability of Results.”
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $207 million to $235 million in the first nine months of 2023 compared to $442 million in the first nine months of 2022 due to lower earnings of CFN driven by lower average selling prices as described above under “Net Sales.”
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $5.62 to $6.42 per share in the first nine months of 2023 from $12.04 per share in the first nine months of 2022. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower costs for natural gas. Lower gross margin was partially offset by a decrease in the income tax provision resulting from lower profitability, a decrease in interest expense due primarily to interest expense on tax liabilities in the first nine months of 2022 related to Canadian-U.S. transfer pricing matters that did

CF INDUSTRIES HOLDINGS, INC.
not recur in the first nine months of 2023, and pre-tax impairment and restructuring charges related to our U.K. operations of $257 million in the first nine months of 2022 compared to $7 million in the first nine months of 2023. Additionally, diluted weighted-average common shares outstanding declined 6% from 206.5 million shares for the nine months ended September 30, 2022 to 194.9 million shares for the nine months ended September 30, 2023, due primarily to repurchases of common shares under our share repurchase programs.
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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended September 30, 2023
Net sales	$235	$360	$435	$114	$129	$1,273
Cost of sales	214	226	302	79	75	896
Gross margin	$21	$134	$133	$35	$54	$377
Gross margin percentage	8.9%	37.2%	30.6%	30.7%	41.9%	29.6%
Three months ended September 30, 2022
Net sales	$531	$689	$736	$180	$185	$2,321
Cost of sales	353	394	414	136	108	1,405
Gross margin	$178	$295	$322	$44	$77	$916
Gross margin percentage	33.5%	42.8%	43.8%	24.4%	41.6%	39.5%
Nine months ended September 30, 2023
Net sales	$1,184	$1,431	$1,650	$377	$418	$5,060
Cost of sales	797	775	937	264	243	3,016
Gross margin	$387	$656	$713	$113	$175	$2,044
Gross margin percentage	32.7%	45.8%	43.2%	30.0%	41.9%	40.4%
Nine months ended September 30, 2022
Net sales	$2,286	$2,287	$2,727	$656	$622	$8,578
Cost of sales	1,075	1,024	1,102	458	314	3,973
Gross margin	$1,211	$1,263	$1,625	$198	$308	$4,605
Gross margin percentage	53.0%	55.2%	59.6%	30.2%	49.5%	53.7%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$235	$531	$(296)	(56)%	$1,184	$2,286	$(1,102)	(48)%
Cost of sales	214	353	(139)	(39)%	797	1,075	(278)	(26)%
Gross margin	$21	$178	$(157)	(88)%	$387	$1,211	$(824)	(68)%
Gross margin percentage	8.9%	33.5%	(24.6)%		32.7%	53.0%	(20.3)%
Sales volume by product tons (000s)	764	643	121	19%	2,469	2,405	64	3%
Sales volume by nutrient tons (000s)(1)	627	528	99	19%	2,025	1,973	52	3%
Average selling price per product ton	$308	$826	$(518)	(63)%	$480	$951	$(471)	(50)%
Average selling price per nutrient ton(1)	$375	$1,006	$(631)	(63)%	$585	$1,159	$(574)	(50)%
Gross margin per product ton	$27	$277	$(250)	(90)%	$157	$504	$(347)	(69)%
Gross margin per nutrient ton(1)	$33	$337	$(304)	(90)%	$191	$614	$(423)	(69)%
Depreciation and amortization	$39	$35	$4	11%	$117	$119	$(2)	(2)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$4	$(2)	50%	$(19)	$(6)	$(13)	(217)%
_______________________________________________________________________________
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2023 Compared to Third Quarter of 2022
Net Sales.    Net sales in our Ammonia segment decreased by $296 million, or 56%, to $235 million in the third quarter of 2023 from $531 million in the third quarter of 2022 due to a 63% decrease in average selling prices, partially offset by a 19% increase in sales volume. Average selling prices decreased to $308 per ton in the third quarter of 2023 compared to $826 per ton in the third quarter of 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to higher supply availability resulting from higher beginning inventory.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $281 per ton in the third quarter of 2023, a 49% decrease from $549 per ton in the third quarter of 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, a lower cost per ton for ammonia purchased from PLNL, our joint venture in Trinidad, and lower manufacturing and maintenance costs.
Gross Margin.    Gross margin in our Ammonia segment decreased by $157 million to $21 million in the third quarter of 2023 from $178 million in the third quarter of 2022, and our gross margin percentage was 8.9% in the third quarter of 2023 compared to 33.5% in the third quarter of 2022. The decrease in gross margin was due primarily to a 63% decrease in average selling prices, which decreased gross margin by $391 million. This decrease in gross margin was partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $121 million, a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $57 million, and an increase in sales volume, which increased gross margin by $54 million. Gross margin in the third quarter of 2023 also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives compared to a $4 million loss in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales.    Net sales in our Ammonia segment decreased by $1.10 billion, or 48%, to $1.18 billion in the nine months ended September 30, 2023 from $2.29 billion in the nine months ended September 30, 2022 due to a 50% decrease in average selling prices, partially offset by a 3% increase in sales volume. Average selling prices decreased to $480 per ton in the nine

CF INDUSTRIES HOLDINGS, INC.
months ended September 30, 2023 compared to $951 per ton in the nine months ended September 30, 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $323 per ton in the nine months ended September 30, 2023, a 28% decrease from $447 per ton in the nine months ended September 30, 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, and a lower cost per ton for ammonia purchased from PLNL, our joint venture in Trinidad.
Gross Margin.    Gross margin in our Ammonia segment decreased by $824 million to $387 million in the nine months ended September 30, 2023 from $1.21 billion in the nine months ended September 30, 2022, and our gross margin percentage was 32.7% in the nine months ended September 30, 2023 compared to 53.0% in the nine months ended September 30, 2022. The decrease in gross margin was due primarily to a 50% decrease in average selling prices, which decreased gross margin by $1.14 billion, and the impact of changes in sales volume and mix, which decreased gross margin by $37 million. These factors that decreased gross margin were partially offset by a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $183 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $157 million. Gross margin also includes the impact of a $19 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2023 compared to a $6 million gain in the nine months ended September 30, 2022.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$360	$689	$(329)	(48)%	$1,431	$2,287	$(856)	(37)%
Cost of sales	226	394	(168)	(43)%	775	1,024	(249)	(24)%
Gross margin	$134	$295	$(161)	(55)%	$656	$1,263	$(607)	(48)%
Gross margin percentage	37.2%	42.8%	(5.6)%		45.8%	55.2%	(9.4)%
Sales volume by product tons (000s)	1,062	1,262	(200)	(16)%	3,532	3,539	(7)	—%
Sales volume by nutrient tons (000s)(1)	488	580	(92)	(16)%	1,625	1,628	(3)	—%
Average selling price per product ton	$339	$546	$(207)	(38)%	$405	$646	$(241)	(37)%
Average selling price per nutrient ton(1)	$738	$1,188	$(450)	(38)%	$881	$1,405	$(524)	(37)%
Gross margin per product ton	$126	$234	$(108)	(46)%	$186	$357	$(171)	(48)%
Gross margin per nutrient ton(1)	$275	$509	$(234)	(46)%	$404	$776	$(372)	(48)%
Depreciation and amortization	$66	$79	$(13)	(16)%	$216	$213	$3	1%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$4	$(2)	(50)%	$(18)	$(4)	$(14)	(350)%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2023 Compared to Third Quarter of 2022
Net Sales.    Net sales in our Granular Urea segment decreased $329 million, or 48%, to $360 million in the third quarter of 2023 from $689 million in the third quarter of 2022 due primarily to a 38% decrease in average selling prices and a 16% decrease in sales volume. Average selling prices decreased to $339 per ton in the third quarter of 2023 compared to $546 per ton in the third quarter of 2022, due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and new global production came on line. Sales volume was lower due primarily to lower supply availability resulting from lower production and lower beginning inventory.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $213 per ton in the third quarter of 2023 compared to $312 per ton in the third quarter of 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $161 million to $134 million in the third quarter of 2023 from $295 million in the third quarter of 2022, and our gross margin percentage was 37.2% in the third quarter of 2023 compared to 42.8% in the third quarter of 2022. The decrease in gross margin was due primarily to a 38% decrease in average selling prices, which decreased gross margin by $217 million, a 16% decrease in sales volume, which decreased gross margin by $54 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $4 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $112 million. Gross margin in the third quarter of 2023 also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives compared to a $4 million loss in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales.    Net sales in our Granular Urea segment decreased $856 million, or 37%, to $1.43 billion in the nine months ended September 30, 2023 from $2.29 billion in the nine months ended September 30, 2022 due primarily to a 37% decrease in average selling prices. Average selling prices decreased to $405 per ton in the nine months ended September 30, 2023 compared to $646 per ton in the nine months ended September 30, 2022, due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and new global production came on line.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $219 per ton in the nine months ended September 30, 2023 compared to $289 per ton in the nine months ended September 30, 2022. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $607 million to $656 million in the nine months ended September 30, 2023 from $1.26 billion in the nine months ended September 30, 2022, and our gross margin percentage was 45.8% in the nine months ended September 30, 2023 compared to 55.2% in the nine months ended September 30, 2022. The decrease in gross margin was due primarily to a 37% decrease in average selling prices, which decreased gross margin by $890 million. The decrease in average selling prices was partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $199 million, the impact of changes in sales volume and mix, which increased gross margin by $65 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $5 million. Gross margin also includes the impact of an $18 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2023 compared to a $4 million gain in the nine months ended September 30, 2022.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$435	$736	$(301)	(41)%	$1,650	$2,727	$(1,077)	(39)%
Cost of sales	302	414	(112)	(27)%	937	1,102	(165)	(15)%
Gross margin	$133	$322	$(189)	(59)%	$713	$1,625	$(912)	(56)%
Gross margin percentage	30.6%	43.8%	(13.2)%		43.2%	59.6%	(16.4)%
Sales volume by product tons (000s)	1,954	1,644	310	19%	5,425	5,098	327	6%
Sales volume by nutrient tons (000s)(1)	616	519	97	19%	1,710	1,610	100	6%
Average selling price per product ton	$223	$448	$(225)	(50)%	$304	$535	$(231)	(43)%
Average selling price per nutrient ton(1)	$706	$1,418	$(712)	(50)%	$965	$1,694	$(729)	(43)%
Gross margin per product ton	$68	$196	$(128)	(65)%	$131	$319	$(188)	(59)%
Gross margin per nutrient ton(1)	$216	$620	$(404)	(65)%	$417	$1,009	$(592)	(59)%
Depreciation and amortization	$78	$73	$5	7%	$214	$208	$6	3%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$3	$4	$(1)	(25)%	$(18)	$(4)	$(14)	(350)%
_______________________________________________________________________________
(1)UAN represents between 28% and 32% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2023 Compared to Third Quarter of 2022
Net Sales.    Net sales in our UAN segment decreased $301 million, or 41%, to $435 million in the third quarter of 2023 from $736 million in the third quarter of 2022 due to a 50% decrease in average selling prices, partially offset by a 19% increase in sales volume. Average selling prices decreased to $223 per ton in the third quarter of 2023 compared to $448 per ton in the third quarter of 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due primarily to higher supply availability resulting from higher production.
Cost of Sales.    Cost of sales in our UAN segment averaged $155 per ton in the third quarter of 2023, a 38% decrease from $252 per ton in the third quarter of 2022, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, and lower manufacturing and maintenance costs.
Gross Margin.    Gross margin in our UAN segment decreased by $189 million to $133 million in the third quarter of 2023 from $322 million in the third quarter of 2022, and our gross margin percentage was 30.6% in the third quarter of 2023 compared to 43.8% in the third quarter of 2022. The decrease in gross margin was due primarily to a 50% decrease in average selling prices, which decreased gross margin by $446 million. This decrease in gross margin was partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $142 million, a 19% increase in sales volume, which increased gross margin by $84 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $30 million. Gross margin in the third quarter of 2023 also includes the impact of a $3 million unrealized net mark-to-market loss on natural gas derivatives compared to a $4 million loss in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales.    Net sales in our UAN segment decreased $1.08 billion, or 39%, to $1.65 billion in the nine months ended September 30, 2023 from $2.73 billion in the nine months ended September 30, 2022 due primarily to a 43% decrease in average selling prices, partially offset by a 6% increase in sales volume. Average selling prices decreased to $304 per ton in the nine months ended September 30, 2023 compared to $535 per ton in the nine months ended September 30, 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates and an increase in

CF INDUSTRIES HOLDINGS, INC.
Russian imports into the United States. The increase in sales volume was due primarily to higher supply availability resulting from higher production.
Cost of Sales.    Cost of sales in our UAN segment averaged $173 per ton in the nine months ended September 30, 2023, a 20% decrease from $216 per ton in the nine months ended September 30, 2022, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment decreased by $912 million to $713 million in the nine months ended September 30, 2023 from $1.63 billion in the nine months ended September 30, 2022, and our gross margin percentage was 43.2% in the nine months ended September 30, 2023 compared to 59.6% in the nine months ended September 30, 2022. The decrease in gross margin was due primarily to a 43% decrease in average selling prices, which decreased gross margin by $1.24 billion. This decrease in gross margin was partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $200 million, a 6% increase in sales volume, which increased gross margin by $101 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $17 million. Gross margin also includes the impact of an $18 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2023 compared to a $4 million gain in the nine months ended September 30, 2022.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$114	$180	$(66)	(37)%	$377	$656	$(279)	(43)%
Cost of sales	79	136	(57)	(42)%	264	458	(194)	(42)%
Gross margin	$35	$44	$(9)	(20)%	$113	$198	$(85)	(43)%
Gross margin percentage	30.7%	24.4%	6.3%		30.0%	30.2%	(0.2)%
Sales volume by product tons (000s)	414	363	51	14%	1,157	1,227	(70)	(6)%
Sales volume by nutrient tons (000s)(1)	141	124	17	14%	396	419	(23)	(5)%
Average selling price per product ton	$275	$496	$(221)	(45)%	$326	$535	$(209)	(39)%
Average selling price per nutrient ton(1)	$809	$1,452	$(643)	(44)%	$952	$1,566	$(614)	(39)%
Gross margin per product ton	$85	$121	$(36)	(30)%	$98	$161	$(63)	(39)%
Gross margin per nutrient ton(1)	$248	$355	$(107)	(30)%	$285	$473	$(188)	(40)%
Depreciation and amortization	$13	$14	$(1)	(7)%	$36	$48	$(12)	(25)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$(3)	$(18)	$15	83%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2023 Compared to Third Quarter of 2022
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location, including nitric acid and aqua ammonia, which are included in our Other segment. In the third quarter of 2023, we approved our plan to permanently close the ammonia plant at our Billingham complex.
Net Sales.    Net sales in our AN segment decreased $66 million, or 37%, to $114 million in the third quarter of 2023 from $180 million in the third quarter of 2022 due to a 45% decrease in average selling prices, partially offset by a 14% increase in sales volume. Average selling prices decreased to $275 per ton in the third quarter of 2023 compared to $496 per ton in the third quarter of 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. Sales volume increased due primarily to higher supply availability resulting from higher production.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales.    Cost of sales in our AN segment averaged $190 per ton in the third quarter of 2023, a 49% decrease from $375 per ton in the third quarter of 2022. The decrease was due primarily to lower production costs for our Billingham complex in the third quarter of 2023, as purchased ammonia was used for upgrading into AN as compared to the higher-cost natural gas used to produce ammonia to upgrade into AN in the third quarter of 2022. In addition, the decrease in cost of sales per ton reflects lower realized natural gas costs in North America in the third quarter of 2023 compared to the third quarter of 2022.
Gross Margin.    Gross margin in our AN segment decreased $9 million to $35 million in the third quarter of 2023 from $44 million in the third quarter of 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 45%, which decreased gross margin by $88 million, partially offset by an increase in sales volume of 14%, which increased gross margin by $5 million;
•a decrease in realized natural gas costs, which increased gross margin by $77 million, due primarily to the closure of our Billingham ammonia plant, partially offset by a net increase in manufacturing, maintenance and other costs of $2 million, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs; and
•the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2022.
Our gross margin percentage was 30.7% in the third quarter of 2023 compared to 24.4% in the third quarter of 2022. The increase was due primarily to lower production costs for our Billingham complex in the third quarter of 2023 as purchased ammonia was used for upgrading into AN as compared to the higher-cost natural gas used to produce ammonia to upgrade into AN in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales.    Net sales in our AN segment decreased $279 million, or 43%, to $377 million in the nine months ended September 30, 2023 from $656 million in the nine months ended September 30, 2022 due to a 39% decrease in average selling prices and a 6% decrease in sales volume. Average selling prices decreased to $326 per ton in the nine months ended September 30, 2023 compared to $535 per ton in the nine months ended September 30, 2022 due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. Sales volume decreased due primarily to lower supply availability resulting from lower production.
Cost of Sales.    Cost of sales in our AN segment averaged $228 per ton in the nine months ended September 30, 2023, a 39% decrease from $374 per ton in the nine months ended September 30, 2022. The decrease was due primarily to lower production costs for our Billingham complex in the first nine months of 2023, as purchased ammonia was used for upgrading into AN as compared to the higher-cost natural gas used to produce ammonia to upgrade into AN in the first nine months of 2022. In addition, the decrease in cost of sales per ton reflects lower realized natural gas costs in North America in the first nine months of 2023 compared to the first nine months of 2022.
Gross Margin.    Gross margin in our AN segment decreased $85 million to $113 million in the nine months ended September 30, 2023 from $198 million in the nine months ended September 30, 2022, and our gross margin percentage was 30.0% in the nine months ended September 30, 2023 compared to 30.2% in the nine months ended September 30, 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 39%, which decreased gross margin by $198 million, and a decrease in sales volume of 6%, which decreased gross margin by $20 million;
•a decrease in realized natural gas costs, which increased gross margin by $183 million, due primarily to the closure of our Billingham ammonia plant, partially offset by a net increase of $35 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs; and
•the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2023 compared to an $18 million gain in the nine months ended September 30, 2022.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
	(dollars in millions, except per ton amounts)
Net sales	$129	$185	$(56)	(30)%	$418	$622	$(204)	(33)%
Cost of sales	75	108	(33)	(31)%	243	314	(71)	(23)%
Gross margin	$54	$77	$(23)	(30)%	$175	$308	$(133)	(43)%
Gross margin percentage	41.9%	41.6%	0.3%		41.9%	49.5%	(7.6)%
Sales volume by product tons (000s)	551	496	55	11%	1,635	1,598	37	2%
Sales volume by nutrient tons (000s)(1)	108	99	9	9%	321	313	8	3%
Average selling price per product ton	$234	$373	$(139)	(37)%	$256	$389	$(133)	(34)%
Average selling price per nutrient ton(1)	$1,194	$1,869	$(675)	(36)%	$1,302	$1,987	$(685)	(34)%
Gross margin per product ton	$98	$155	$(57)	(37)%	$107	$193	$(86)	(45)%
Gross margin per nutrient ton(1)	$500	$778	$(278)	(36)%	$545	$984	$(439)	(45)%
Depreciation and amortization	$15	$17	$(2)	(12)%	$48	$53	$(5)	(9)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(7)	$(7)	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2023 Compared to Third Quarter of 2022
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
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. Since that time, we have imported ammonia for upgrade into AN and other nitrogen products at that location, including nitric acid and aqua ammonia, which are included in our Other segment. In the third quarter of 2023, we approved our plan to permanently close the ammonia plant at our Billingham complex.
Net Sales.    Net sales in our Other segment decreased by $56 million, or 30%, to $129 million in the third quarter of 2023 from $185 million in the third quarter of 2022 due to a 37% decrease in average selling prices, partially offset by an 11% increase in sales volume. The decrease in average selling prices was due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates. The increase in sales volume was due to higher DEF and nitric acid sales volumes, partially offset by lower urea liquor sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $136 per ton in the third quarter of 2023, a 38% decrease from $218 per ton in the third quarter of 2022, due primarily to lower production costs for our Billingham complex in the third quarter of 2023, as purchased ammonia was used for upgrading into other nitrogen products as compared to the higher-cost natural gas used to produce ammonia to upgrade into other nitrogen products in the third quarter of 2022. In addition, the decrease in cost of sales per ton reflects lower realized natural gas costs in North America in the third quarter of 2023 compared to the third quarter of 2022.

CF INDUSTRIES HOLDINGS, INC.
Gross Margin.    Gross margin in our Other segment decreased by $23 million to $54 million in the third quarter of 2023 from $77 million in the third quarter of 2022, and our gross margin percentage was 41.9% in the third quarter of 2023 compared to 41.6% in the third quarter of 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 37%, which decreased gross margin by $74 million, partially offset by an increase in sales volume of 11%, which increased gross margin by $8 million; and
•a decrease in realized natural gas costs, which increased gross margin by $44 million, due primarily to the closure of our Billingham ammonia plant, partially offset by a net increase of $1 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales.    Net sales in our Other segment decreased by $204 million, or 33%, to $418 million in the nine months ended September 30, 2023 from $622 million in the nine months ended September 30, 2022 due to a 34% decrease in average selling prices partially offset by a 2% increase in sales volume. The decrease in average selling prices was due primarily to an increase in global supply availability as lower global energy costs drove higher global operating rates.
Cost of Sales.    Cost of sales in our Other segment averaged $149 per ton in the nine months ended September 30, 2023, a 24% decrease from $196 per ton in the nine months ended September 30, 2022, due primarily to lower production costs for our Billingham complex in the first nine months of 2023, as purchased ammonia was used for upgrading into other nitrogen products as compared to the higher-cost natural gas used to produce ammonia to upgrade into other nitrogen products in the first nine months of 2022.
Gross Margin.    Gross margin in our Other segment decreased by $133 million to $175 million in the nine months ended September 30, 2023 from $308 million in the nine months ended September 30, 2022, and our gross margin percentage was 41.9% in the nine months ended September 30, 2023 compared to 49.5% in the nine months ended September 30, 2022. The decrease in gross margin reflects the following:
•a decrease in average selling prices of 34%, which decreased gross margin by $212 million, partially offset by an increase in sales volume of 2%, which increased gross margin by $10 million; and
•a decrease in realized natural gas costs, which increased gross margin by $89 million, due primarily to the closure of our Billingham ammonia plant, partially offset by a net increase of $20 million in manufacturing, maintenance and other costs, driven by the cost for purchased ammonia for upgrade at our Billingham complex, partially offset by lower production costs.

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
As of September 30, 2023, our cash and cash equivalents balance was $3.25 billion, an increase of $931 million from $2.32 billion at December 31, 2022. At September 30, 2023, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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

	2022 Share Repurchase Program		2021 Share Repurchase Program
	Shares	Amounts(1)	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2022:
First quarter	—	$—	1.3	$100
Second quarter	—	—	5.3	490
Third quarter	—	—	6.1	532
Fourth quarter	—	—	2.2	223
Total shares repurchased in 2022	—	—	14.9	1,345
Shares repurchased as of December 31, 2022	—	$—	14.9	$1,345
Shares repurchased in 2023:
First quarter	—	$—	1.1	$75
Second quarter	0.8	50	1.2	80
Third quarter	1.9	150	—	—
Total shares repurchased in 2023	2.7	200	2.3	155
Shares repurchased as of September 30, 2023	2.7	$200	17.2	$1,500
______________________________________________________________________________

CF INDUSTRIES HOLDINGS, INC.
(1)As defined in the share repurchase programs, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the first half of 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million. In the nine months ended September 30, 2023, we repurchased approximately 2.7 million shares under the 2022 Share Repurchase Program for $200 million.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $311 million in the first nine months of 2023 compared to $319 million in the first nine months of 2022.
We currently anticipate that capital expenditures for the full year 2023 will be in the range of $450 to $500 million, which includes capital expenditures related to green and blue ammonia projects. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
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
The consummation of the transaction is subject to the satisfaction or waiver of customary conditions, including, among others, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We expect to close the transaction on December 1, 2023.
The agreement includes certain customary termination rights, including the right of either party to terminate the agreement if the closing has not occurred by March 20, 2025. We have agreed to pay a termination fee of $75 million if the agreement is terminated in certain circumstances and certain regulatory approvals are not obtained.
United Kingdom Operations
During the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas, which impacted our U.K. operations and resulted in the halt of operations at both our Ince and Billingham manufacturing facilities. Shortly thereafter, our Billingham facility resumed operations. In the third quarter of 2022, we approved our plan to restructure our U.K. operations, including the permanent closure of our Ince facility and optimization of the remaining manufacturing operations at the Billingham facility. As of June 30, 2023, the decommissioning of our Ince facility and other approved restructuring actions had been completed.
In September 2022, as a result of extremely high and volatile natural gas prices and the lack of a corresponding increase in global nitrogen product market prices, we idled ammonia production at our Billingham complex. With the ammonia plant idled since September 2022, production of AN and other nitrogen products has continued at our Billingham facility using imported ammonia, a portion of which is imported from our other ammonia production sites. In the third quarter of 2023, we approved our plan to permanently close the ammonia plant at our Billingham complex. There remains uncertainty regarding the future cost of ammonia used for upgrading, natural gas and electricity, and selling prices for the products we produce in the United Kingdom. These factors, in addition to any remaining disposition activities at our Ince facility, could necessitate, among other things, additional funding to support the cash needs of our U.K. operations and recognition of further losses and could have an adverse impact on our results of operations and cash flows.

CF INDUSTRIES HOLDINGS, INC.
Debt
Revolving Credit Agreement
On October 26, 2023, we entered into a new senior unsecured revolving credit agreement (the New Revolving Credit Agreement), which replaced our prior senior unsecured revolving credit agreement (the Prior Revolving Credit Agreement) that was scheduled to mature on December 5, 2024. The Prior Revolving Credit Agreement provided for a revolving credit facility of up to $750 million and included a letter of credit sub-limit of $125 million.
The New Revolving Credit Agreement provides for a revolving credit facility of up to $750 million with a maturity of October 26, 2028 and includes a letter of credit sub-limit of $125 million. Borrowings under the New Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. CF Industries is the lead borrower, and CF Holdings is the sole guarantor, under the New Revolving Credit Agreement.
Borrowings under the New Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds. Borrowings in U.S. dollars bear interest at a per annum rate equal to, at our option, an applicable adjusted term Secured Overnight Financing Rate or base rate plus, in either case, a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the New Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time. The New Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant.
As of September 30, 2023, we had unused borrowing capacity under the Prior Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Prior Revolving Credit Agreement. There were no borrowings outstanding under the Prior Revolving Credit Agreement as of September 30, 2023 or December 31, 2022, or during the nine months ended September 30, 2023. See Note 11—Financing Agreements for additional information on the Prior Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $350 million of letters of credit. As of September 30, 2023, approximately $200 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2023 and December 31, 2022 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2023		December 31, 2022
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$741	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	740
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	743	750	742
Total long-term debt		$3,000	$2,967	$3,000	$2,965
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both September 30, 2023 and December 31, 2022, and total deferred debt issuance costs were $26 million and $28 million as of September 30, 2023 and December 31, 2022, respectively.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2023 and December 31, 2022, we had $282 million and $229 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors, including current market conditions, our customers’ outlook of future market fundamentals and seasonality. During periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the New Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 65.3 million MMBtus of natural gas. As of December 31, 2022, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 66.3 million MMBtus of natural gas.
Defined Benefit Pension Plans
We contributed $38 million to our pension plans in the nine months ended September 30, 2023. Over the remainder of 2023, we expect to contribute approximately $6 million to our pension plans, which would result in our making total contributions of approximately $44 million to our pension plans for the full year 2023. In addition, in the two-year period from 2024 to 2025, we expect to contribute a total of approximately £30 million (or $36 million) to our U.K. plans, as agreed with the plans’ trustees.
Distribution to Noncontrolling Interest in CFN
On January 31, 2023, CFN distributed $255 million to CHS for the distribution period ended December 31, 2022. On July 31, 2023, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2023 in accordance with CFN’s limited liability company agreement, and on July 31, 2023, CFN distributed $204 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2023 is approximately $66 million.

CF INDUSTRIES HOLDINGS, INC.
Cash Flows
Net cash provided by operating activities during the first nine months of 2023 was $2.28 billion, a decrease of $993 million compared to $3.27 billion in the first nine months of 2022. The decrease in cash flow from operations was due primarily to lower net earnings, partially offset by changes in net working capital. Net earnings for the first nine months of 2023 was $1.49 billion compared to $2.93 billion for the first nine months of 2022, a decrease of $1.44 billion. The decrease in net earnings was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower natural gas costs. During the first nine months of 2023, net changes in working capital increased cash flow from operations by $289 million, while in the first nine months of 2022, net changes in working capital reduced cash flow from operations by $621 million. The increase in cash flow from working capital changes was attributable primarily to favorable movements in accounts receivable, inventory and customer advances in the first nine months of 2023 as compared to the first nine months of 2022.
Net cash used in investing activities was $271 million in the first nine months of 2023 compared to $308 million in the first nine months of 2022. Capital expenditures totaled $311 million during the first nine months of 2023 compared to $319 million in the first nine months of 2022. Proceeds from the sale of emission credits was $39 million in the first nine months of 2023 compared to $15 million in the first nine months of 2022.
Net cash used in financing activities was $1.07 billion in the first nine months of 2023 compared to $2.37 billion in the first nine months of 2022. The decrease was due primarily to a decrease in share repurchases. In the first nine months of 2023, we paid $355 million for share repurchases compared to $1.10 billion paid for share repurchases in the first nine months of 2022. In addition, we paid $507 million in connection with the redemption of the 2023 Notes in the first nine months of 2022.
Critical Accounting Estimates
During the first nine months of 2023, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

CF INDUSTRIES HOLDINGS, INC.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2023, we had natural gas derivative contracts covering certain periods through March 2024.
As of September 30, 2023 and December 31, 2022, we had open derivative contracts for 65.3 million MMBtus and 66.3 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2023 would result in a favorable change in the fair value of these derivative positions of approximately $62 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $63 million.
From time to time, we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of September 30, 2023, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043, and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2023, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.66 billion, respectively.
Borrowings under the Prior Revolving Credit Agreement bore current market rates of interest, and we were subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Prior Revolving Credit Agreement as of September 30, 2023, as of December 31, 2022, or during the nine months ended September 30, 2023.
Borrowings under the New Revolving Credit Agreement bear current market rates of interest, and we are subject to interest rate risk on any such borrowings.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2023.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2023 - July 31, 2023	1,409	(3)	$72.03	—	$2,950,052
August 1, 2023 - August 31, 2023	1,910,238		78.52	1,910,238	2,800,052
September 1, 2023 - September 30, 2023	85	(4)	77.07	—	2,800,052
Total	1,911,732		$78.52	1,910,238
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2022 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers and excise taxes.
(2)On November 2, 2022, we announced that the Board authorized the repurchase of up to $3 billion of CF Holdings common stock, which is effective through December 31, 2025 (the 2022 Share Repurchase Program). This share repurchase program is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs in Part I of this Quarterly Report on Form 10-Q and in Note 15—Stockholders’ Equity, in the notes to unaudited consolidated financial statements included in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(3)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2023, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 54 of this report.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Revolving Credit Agreement, dated as of October 26, 2023, by and among CF Industries Holdings, Inc., CF Industries, Inc., Citibank, N.A., as administrative agent, the issuing banks from time to time party thereto, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2023)

10.2	Change in Control Severance Agreement, effective as of October 17, 2023, by and between CF Industries Holdings, Inc. and Michael P. McGrane
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 2, 2023	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2023	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn Executive Vice President and Chief Financial Officer (Principal Financial Officer)