Form 10-Q
period 2024-06-30
CF Industries Holdings, Inc.
filed 2024-08-08
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
180,412,286 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 5, 2024.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net sales	$1,572	$1,775	$3,042	$3,787
Cost of sales	893	971	1,954	2,120
Gross margin	679	804	1,088	1,667
Selling, general and administrative expenses	76	71	164	145
U.K. operations restructuring	—	—	—	2
Acquisition and integration costs	1	3	4	16
Other operating—net	(39)	3	(22)	(32)
Total other operating costs and expenses	38	77	146	131
Equity in (losses) earnings of operating affiliate	(3)	7	(1)	24
Operating earnings	638	734	941	1,560
Interest expense	37	36	74	76
Interest income	(28)	(40)	(58)	(70)
Other non-operating—net	—	(2)	(4)	(5)
Earnings before income taxes	629	740	929	1,559
Income tax provision	123	134	185	303
Net earnings	506	606	744	1,256
Less: Net earnings attributable to noncontrolling interest	86	79	130	169
Net earnings attributable to common stockholders	$420	$527	$614	$1,087
Net earnings per share attributable to common stockholders:
Basic	$2.30	$2.71	$3.31	$5.56
Diluted	$2.30	$2.70	$3.31	$5.55
Weighted-average common shares outstanding:
Basic	182.7	194.6	185.1	195.4
Diluted	182.8	195.0	185.5	195.9
Dividends declared per common share	$0.50	$0.40	$1.00	$0.80
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Net earnings	$506	$606	$744	$1,256
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(6)	23	(22)	30
Defined benefit plans—net of taxes	(1)	2	(1)	1
	(7)	25	(23)	31
Comprehensive income	499	631	721	1,287
Less: Comprehensive income attributable to noncontrolling interest	86	79	130	169
Comprehensive income attributable to common stockholders	$413	$552	$591	$1,118
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2024	December 31, 2023
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,819	$2,032
Accounts receivable—net	531	505
Inventories	302	299
Prepaid income taxes	85	167
Other current assets	64	47
Total current assets	2,801	3,050
Property, plant and equipment—net	6,830	7,141
Investment in affiliate	25	26
Goodwill	2,493	2,495
Intangible assets—net	522	538
Operating lease right-of-use assets	241	259
Other assets	863	867
Total assets	$13,775	$14,376
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$501	$520
Income taxes payable	—	12
Customer advances	8	130
Current operating lease liabilities	78	96
Other current liabilities	9	42
Total current liabilities	596	800
Long-term debt	2,970	2,968
Deferred income taxes	926	999
Operating lease liabilities	171	168
Supply contract liability	739	754
Other liabilities	271	314
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2024—180,556,565 shares issued and 2023—188,188,401 shares issued	2	2
Paid-in capital	1,345	1,389
Retained earnings	4,360	4,535
Treasury stock—at cost, 2024—194,832 shares and 2023—0 shares	(15)	—
Accumulated other comprehensive loss	(232)	(209)
Total stockholders’ equity	5,460	5,717
Noncontrolling interest	2,642	2,656
Total equity	8,102	8,373
Total liabilities and equity	$13,775	$14,376
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2024	$2	$(374)	$1,403	$4,634	$(225)	$5,440	$2,556	$7,996
Net earnings	—	—	—	420	—	420	86	506
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Purchases of treasury stock	—	(308)	—	—	—	(308)	—	(308)
Retirement of treasury stock	—	665	(62)	(603)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	6	—	—	6	—	6
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(91)	—	(91)	—	(91)
Balance as of June 30, 2024	$2	$(15)	$1,345	$4,360	$(232)	$5,460	$2,642	$8,102

Balance as of December 31, 2023	$2	$—	$1,389	$4,535	$(209)	$5,717	$2,656	$8,373
Net earnings	—	—	—	614	—	614	130	744
Other comprehensive loss	—	—	—	—	(23)	(23)	—	(23)
Purchases of treasury stock	—	(659)	—	—	—	(659)	—	(659)
Retirement of treasury stock	—	665	(62)	(603)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	19	—	—	19	—	19
Dividends and dividend equivalents ($1.00 per share)	—	—	—	(186)	—	(186)	—	(186)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(144)	(144)
Balance as of June 30, 2024	$2	$(15)	$1,345	$4,360	$(232)	$5,460	$2,642	$8,102

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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Net earnings	$744	$1,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	475	427
Deferred income taxes	(70)	(53)
Stock-based compensation expense	19	19
Unrealized net gain on natural gas derivatives	(34)	(72)
Gain on sale of emission credits	(47)	(36)
Loss on disposal of property, plant and equipment	6	1
Undistributed losses of affiliate—net of taxes	1	—
Changes in assets and liabilities:
Accounts receivable—net	(45)	198
Inventories	(6)	140
Accrued and prepaid income taxes	63	166
Accounts payable and accrued expenses	(26)	(138)
Customer advances	(122)	(220)
Other—net	(38)	(29)
Net cash provided by operating activities	920	1,659
Investing Activities:
Additions to property, plant and equipment	(182)	(164)
Purchase of Waggaman ammonia production facility	2	—
Proceeds from sale of property, plant and equipment	—	1
Proceeds from sale of investments held in nonqualified employee benefit trust	1	—
Purchase of emission credits	(2)	—
Proceeds from sale of emission credits	47	36
Net cash used in investing activities	(134)	(127)
Financing Activities:
Dividends paid on common stock	(188)	(158)
Distributions to noncontrolling interest	(144)	(255)
Purchases of treasury stock	(644)	(205)
Proceeds from issuances of common stock under employee stock plans	1	1
Cash paid for shares withheld for taxes	(23)	(22)
Net cash used in financing activities	(998)	(639)
Effect of exchange rate changes on cash and cash equivalents	(1)	3
(Decrease) increase in cash and cash equivalents	(213)	896
Cash and cash equivalents at beginning of period	2,032	2,323
Cash and cash equivalents at end of period	$1,819	$3,219

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

CF INDUSTRIES HOLDINGS, INC.
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for the revenue of each of our reportable segments, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three and six months ended June 30, 2024 and 2023:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2024
North America	$330	$449	$422	$51	$114	$1,366
Europe and other	79	8	53	47	19	206
Total revenue	$409	$457	$475	$98	$133	$1,572
Three months ended June 30, 2023
North America	$460	$460	$463	$65	$120	$1,568
Europe and other	65	—	85	39	18	207
Total revenue	$525	$460	$548	$104	$138	$1,775

Six months ended June 30, 2024
North America	$664	$852	$795	$99	$216	$2,626
Europe and other	147	12	105	113	39	416
Total revenue	$811	$864	$900	$212	$255	$3,042
Six months ended June 30, 2023
North America	$790	$1,035	$982	$139	$246	$3,192
Europe and other	159	36	233	124	43	595
Total revenue	$949	$1,071	$1,215	$263	$289	$3,787

As of June 30, 2024 and December 31, 2023, we had $8 million and $130 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2024 and 2023, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of June 30, 2024 and December 31, 2023 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of June 30, 2024, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $1.9 billion. We expect to recognize approximately 18% of these performance obligations as revenue in the remainder of 2024, approximately 19% as revenue during 2025-2027, approximately 17% as revenue during 2028-2030, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.3 billion as of June 30, 2024. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2023 will be satisfied in 2024.

CF INDUSTRIES HOLDINGS, INC.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$420	$527	$614	$1,087
Basic earnings per common share:
Weighted-average common shares outstanding	182.7	194.6	185.1	195.4
Net earnings attributable to common stockholders	$2.30	$2.71	$3.31	$5.56
Diluted earnings per common share:
Weighted-average common shares outstanding	182.7	194.6	185.1	195.4
Dilutive common shares—stock-based awards	0.1	0.4	0.4	0.5
Diluted weighted-average common shares outstanding	182.8	195.0	185.5	195.9
Net earnings attributable to common stockholders	$2.30	$2.70	$3.31	$5.55
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023.
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
In connection with the acquisition, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to IPL’s Dyno Nobel, Inc. subsidiary. Under the terms of the asset purchase agreement, $425 million of the purchase price of $1.675 billion, subject to adjustment, was allocated by the parties to the ammonia offtake agreement. We funded the balance of the initial purchase price on the acquisition date with $1.223 billion of cash on hand.
The consideration transferred on the acquisition date reflected an estimated net working capital adjustment and other adjustments to the purchase price, which was subject to further adjustment pursuant to the terms of the asset purchase agreement. The purchase price adjustments required under the asset purchase agreement were finalized in the second quarter of 2024, which resulted in a $2 million reduction in the purchase price with a corresponding reduction in goodwill. As a result, the final purchase price was $1.221 billion, and we finalized our purchase accounting for the Waggaman ammonia production facility.
In the three and six months ended June 30, 2024, we incurred $1 million and $4 million, respectively, of integration costs related to the Waggaman acquisition. In the three and six months ended June 30, 2023, we incurred $3 million and $16 million, respectively, of acquisition-related costs related to the Waggaman acquisition. These costs are included in acquisition and integration costs in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.
6.   Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Finished goods	$253	$256
Raw materials, spare parts and supplies	49	43
Total inventories	$302	$299
7.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Land	$114	$114
Machinery and equipment	13,695	13,716
Buildings and improvements	1,015	1,020
Construction in progress	446	394
Property, plant and equipment(1)	15,270	15,244
Less: Accumulated depreciation and amortization	8,440	8,103
Property, plant and equipment—net	$6,830	$7,141
_______________________________________________________________________________
(1)As of June 30, 2024 and December 31, 2023, we had property, plant and equipment that was accrued but unpaid of $71 million and $68 million, respectively. As of June 30, 2023 and December 31, 2022, we had property, plant and equipment that was accrued but unpaid of $63 million and $53 million, respectively.
Depreciation and amortization related to property, plant and equipment was $220 million and $472 million for the three and six months ended June 30, 2024, respectively, and $218 million and $422 million for the three and six months ended June 30, 2023, respectively.
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
The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2024	2023
	(in millions)
Net capitalized turnaround costs as of January 1	$352	$312
Additions	38	47
Depreciation	(95)	(62)
Effect of exchange rate changes and other	(1)	1
Net capitalized turnaround costs as of June 30	$294	$298

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
As of June 30, 2024, the total carrying value of our equity method investment in PLNL was $25 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $16 million and $46 million for the three and six months ended June 30, 2024, respectively, and $36 million and $95 million for the three and six months ended June 30, 2023, respectively.
9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$225	$—	$—	$225
Cash equivalents:
U.S. and Canadian government obligations	1,146	—	—	1,146
Other debt securities	448	—	—	448
Total cash and cash equivalents	$1,819	$—	$—	$1,819
Nonqualified employee benefit trusts	15	2	—	17

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$208	$—	$—	$208
Cash equivalents:
U.S. and Canadian government obligations	1,488	—	—	1,488
Other debt securities	336	—	—	336
Total cash and cash equivalents	$2,032	$—	$—	$2,032
Nonqualified employee benefit trusts	16	1	—	17
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

CF INDUSTRIES HOLDINGS, INC.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2024 and December 31, 2023 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,594	$1,594	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	2	—	2	—
Derivative liabilities	(2)	—	(2)	—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,824	$1,824	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(35)	—	(35)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2024 and December 31, 2023, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,970	$2,791	$2,968	$2,894
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
10.   Income Taxes
For the three months ended June 30, 2024, we recorded an income tax provision of $123 million on pre-tax income of $629 million, or an effective tax rate of 19.5%, compared to an income tax provision of $134 million on pre-tax income of $740 million, or an effective tax rate of 18.2%, for the three months ended June 30, 2023.
For the six months ended June 30, 2024, we recorded an income tax provision of $185 million on pre-tax income of $929 million, or an effective tax rate of 19.9%, compared to an income tax provision of $303 million on pre-tax income of $1.56 billion, or an effective tax rate of 19.5%, for the six months ended June 30, 2023.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2024 of 19.5%, which is based on pre-tax income of $629 million, including $86 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher if based on pre-tax income exclusive of the $86 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2023 of 18.2%, which is based on pre-tax income of $740 million, including $79 million of earnings attributable to the noncontrolling interest, would be 2.1 percentage points higher if based on pre-tax income exclusive of the $79 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the six months ended June 30, 2024 of 19.9%, which is based on pre-tax income of $929 million, including $130 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher if based on pre-tax income exclusive of the $130 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2023 of 19.5%, which is based on pre-tax income of $1.56 billion, including $169 million of earnings attributable to the noncontrolling interest, would be 2.3 percentage points higher if based on pre-tax income exclusive of the $169 million of earnings attributable to the noncontrolling interest.

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
As of June 30, 2024, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2024 or December 31, 2023, or during the six months ended June 30, 2024.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant. As of June 30, 2024, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of June 30, 2024, approximately $340 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2024 and December 31, 2023 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2024		December 31, 2023
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	750	742	750	741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	745	750	744
Total long-term debt		$3,000	$2,970	$3,000	$2,968
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million and $7 million as of June 30, 2024 and December 31, 2023, respectively, and total deferred debt issuance costs were $24 million and $25 million as of June 30, 2024 and December 31, 2023, respectively.
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

CF INDUSTRIES HOLDINGS, INC.
12.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Interest on borrowings(1)	$38	$37	$75	$74
Fees on financing agreements(1)	2	2	4	4
Interest on tax liabilities	—	(2)	—	—
Interest capitalized	(3)	(1)	(5)	(2)
Total interest expense	$37	$36	$74	$76
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2024, we had natural gas derivative contracts covering certain periods through March 2025.
As of June 30, 2024, our open natural gas derivative contracts consisted of natural gas basis swaps for 9.0 million MMBtus of natural gas. As of December 31, 2023, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 49.0 million MMBtus of natural gas. For the six months ended June 30, 2024, we used derivatives to cover approximately 27% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location	2024	2023	2024	2023
		(in millions)
Unrealized net gains on natural gas derivatives	Cost of sales	$1	$—	$34	$72
Realized net losses on natural gas derivatives	Cost of sales	(1)	—	(38)	(118)
Net derivative losses		$—	$—	$(4)	$(46)

The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2024 and December 31, 2023, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$2	$1	Other current liabilities	$(2)	$(35)

CF INDUSTRIES HOLDINGS, INC.
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of June 30, 2024 and December 31, 2023, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $34 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of June 30, 2024 and December 31, 2023, we had no cash collateral on deposit with counterparties for derivative contracts.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2024 and December 31, 2023:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2024
Total derivative assets	$2	$—	$—	$2
Total derivative liabilities	(2)	—	—	(2)
Net derivative liabilities	$—	$—	$—	$—
December 31, 2023
Total derivative assets	$1	$—	$—	$1
Total derivative liabilities	(35)	—	—	(35)
Net derivative liabilities	$(34)	$—	$—	$(34)
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

	2024	2023
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,656	$2,802
Earnings attributable to noncontrolling interest	130	169
Declaration of distributions payable	(144)	(255)
Balance as of June 30	$2,642	$2,716
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	144	255
Distributions to noncontrolling interest	(144)	(255)
Balance as of June 30	$—	$—
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
On July 31, 2024, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2024 in accordance with CFN’s limited liability company agreement. On July 31, 2024, CFN distributed $165 million to CHS for the distribution period ended June 30, 2024.
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

CF INDUSTRIES HOLDINGS, INC.
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	2022 Share Repurchase Program
	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023:
First quarter	—	$—
Second quarter	0.8	50
Third quarter	1.9	150
Fourth quarter	2.9	225
Total shares repurchased in 2023	5.6	425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Total shares repurchased in 2024	8.3	652
Shares repurchased as of June 30, 2024	13.9	$1,077
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2024, we repurchased approximately 8.3 million shares under the 2022 Share Repurchase Program for $652 million, of which $14 million was accrued and unpaid as of June 30, 2024. In the six months ended June 30, 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million, and we repurchased approximately 0.8 million shares under the 2022 Share Repurchase Program for $50 million.
In the second quarter of 2024, we retired approximately 8.4 million shares of repurchased stock, and we held approximately 0.2 million shares of treasury stock as of June 30, 2024.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2023	$(146)	$3	$(66)	$(209)
Loss arising during the period	—	—	(2)	(2)
Effect of exchange rate changes and deferred taxes	(22)	—	1	(21)
Balance as of June 30, 2024	$(168)	$3	$(67)	$(232)

Balance as of December 31, 2022	$(179)	$3	$(54)	$(230)
Gain arising during the period	—	—	5	5
Effect of exchange rate changes and deferred taxes	30	—	(4)	26
Balance as of June 30, 2023	$(149)	$3	$(53)	$(199)

CF INDUSTRIES HOLDINGS, INC.
16.   Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management. Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2024 and 2023 are presented in the table below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2024
Net sales	$409	$457	$475	$98	$133	$1,572
Cost of sales	262	230	259	75	67	893
Gross margin	$147	$227	$216	$23	$66	679
Total other operating costs and expenses						38
Equity in loss of operating affiliate						(3)
Operating earnings						$638
Three months ended June 30, 2023
Net sales	$525	$460	$548	$104	$138	$1,775
Cost of sales	303	222	289	81	76	971
Gross margin	$222	$238	$259	$23	$62	804
Total other operating costs and expenses						77
Equity in earnings of operating affiliate						7
Operating earnings						$734

Six months ended June 30, 2024
Net sales	$811	$864	$900	$212	$255	$3,042
Cost of sales	599	483	541	180	151	1,954
Gross margin	$212	$381	$359	$32	$104	1,088
Total other operating costs and expenses						146
Equity in loss of operating affiliate						(1)
Operating earnings						$941
Six months ended June 30, 2023
Net sales	$949	$1,071	$1,215	$263	$289	$3,787
Cost of sales	583	549	635	185	168	2,120
Gross margin	$366	$522	$580	$78	$121	1,667
Total other operating costs and expenses						131
Equity in earnings of operating affiliate						24
Operating earnings						$1,560
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
Our principal assets as of June 30, 2024 include:
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
Our Strategy
At our core, CF Industries is a producer of ammonia. We use the Haber-Bosch process to fix atmospheric nitrogen with hydrogen from natural gas to produce anhydrous ammonia, whose chemical composition is NH3. We sell the ammonia itself or upgrade it to products such as granular urea, urea ammonium nitrate solution (UAN) and diesel exhaust fluid (DEF). A majority of the ammonia and ammonia-derived products we manufacture are used as fertilizer, as the nitrogen content provides energy essential for crop growth. Other important uses of our products include emissions control.
Our strategy leverages our unique capabilities to accelerate the world’s transition to clean energy. We believe this strategy builds upon our leadership in ammonia production to capture emerging opportunities to produce ammonia with a lower carbon intensity than that of ammonia produced through traditional processes. These opportunities include traditional applications in agriculture to help reduce the carbon footprint of food production and the life cycle carbon intensity of ethanol production, enabling ammonia’s use as a sustainable aviation fuel, among other purposes. These opportunities also include new growth opportunities from energy-intensive industries, such as power generation and marine shipping, as ammonia represents an efficient mechanism to both ship and store hydrogen, as well as a clean energy fuel source in its own right as ammonia does not contain or emit carbon when combusted. Our strategy also strengthens our existing business.
We execute our strategy across four dimensions: decarbonizing our existing network to accelerate the availability of low-carbon ammonia and upgraded nitrogen products for traditional agricultural and industrial applications; evaluating new low-carbon ammonia capacity growth to supply emerging opportunities from power generation and marine shipping, among others; forging partnerships to accelerate our timeline, reducing risks and bridging gaps in areas where we do not have expertise; and collaborating to build understanding of ammonia’s clean energy capability, safety track record and regulatory environment.
Decarbonization projects in our existing network include our green ammonia project at our Donaldsonville, Louisiana, complex. Our green hydrogen production facility, consisting of a 20-megawatt alkaline water electrolysis plant to produce hydrogen, is mechanically complete, and commissioning activities are nearing completion. In the third quarter of 2024 and in anticipation of start-up, we entered into an agreement to procure 45V-compliant renewable energy certificates to pair with the electricity consumed by electrolyzer operation. As a result, the electrolyzer will generate green hydrogen that enables us to produce green ammonia, which refers to ammonia produced with hydrogen sourced from an electrolysis process that produces no carbon dioxide emissions. At full electrolyzer capacity, we will be able to produce approximately 20,000 tons of green ammonia per year. At the time of its startup, we believe that the Donaldsonville green ammonia project will represent North America’s first commercial-scale green ammonia capacity. Under current regulations, the hydrogen produced and used in our green ammonia production is expected to qualify under Section 45V of the Internal Revenue Code for tax credits based on the carbon intensity of the hydrogen produced.
We are also advancing decarbonization projects at our Donaldsonville and Yazoo City complexes that leverage carbon capture and sequestration (CCS) to enable the production of low-carbon ammonia. Low-carbon ammonia is ammonia produced by conventional processes but with approximately 60-98% of the process and flue gas carbon dioxide (CO2) generated by ammonia production and currently emitted to the atmosphere removed through CCS. CCS requires the construction of CO2 dehydration and compression units to enable CO2 already captured from the ammonia production process to be transported and sequestered. Construction of the dehydration and compression unit at our Donaldsonville complex is in advanced stages, with an estimated total cost of approximately $200 million over the life of the project. Activities related to the construction of the dehydration and compression unit at our Yazoo City complex will commence in the second half of 2024 with an estimated total cost of $100 million over the life of the project. In addition, for each facility we have contracted with ExxonMobil to transport and sequester the captured CO2 in permanent geologic storage. At Donaldsonville, CCS is expected to commence in 2025 and annually will capture up to approximately 2 million tonnes of CO2. At Yazoo City, CCS is expected to commence in 2028 and annually will capture up to approximately 500,000 tonnes of CO2. Under current regulations, each project is expected to qualify under Section 45Q of the Internal Revenue Code for tax credits per tonne of sequestered CO2.
We are also evaluating the construction of export-oriented greenfield low-carbon ammonia capacity at our Blue Point complex in Ascension Parish, Louisiana. This evaluation includes assessing ammonia production technology options that will meet the carbon intensity requirements of end users. In the fourth quarter of 2023, we completed a front-end engineering and design (FEED) study on a potential approximately 1.2 million tonne capacity greenfield steam methane reforming (SMR) ammonia facility with CCS technologies that would enable sequestration of process CO2 emissions. The FEED study estimates

CF INDUSTRIES HOLDINGS, INC.
the cost of a project with these attributes to be in the range of $3 billion, with approximately $2.5 billion allocated to the ammonia facility and CCS technologies and approximately $500 million allocated to scalable common infrastructure for the Blue Point complex, such as ammonia storage and a vessel loading dock.
We, along with our partners, are also progressing two additional FEED studies focused on technologies that would further reduce the ammonia product’s carbon intensity. The first is assessing the cost and viability of integrating flue gas CO2 capture on a SMR ammonia facility. The second is evaluating autothermal reforming (ATR) ammonia production technology. We expect to obtain results from both FEED studies in the fourth quarter of 2024.
We have entered into joint development agreements (JDAs) with two potential partners for the development of low-carbon ammonia capacity at our Blue Point complex, Mitsui & Co., Ltd. and JERA Co., Inc. (JERA), Japan’s largest power generator. The JDAs guide our evaluation of potential joint ventures to build a greenfield ammonia plant to supply low-carbon ammonia to developing energy markets in Japan and traditional ammonia markets where demand for low-carbon product is emerging. The JDA with JERA contemplates a project to build an approximately 1.4 million tonne capacity low-carbon ammonia plant, with JERA expected to own a 48% stake and offtake more than 500,000 tonnes of low-carbon ammonia annually for its proposed coal and ammonia co-firing project.
In addition to discussions with existing customers who have interest in using low-carbon ammonia for traditional applications, we are engaged in advanced discussions regarding the supply of low-carbon ammonia for new applications, such as JERA’s co-firing project discussed above. We are evaluating and are in various stages of discussions and agreements with other companies for long-term offtake and joint investment opportunities related to new applications of ammonia. These discussions continue to advance as we gain greater clarity regarding demand for low-carbon ammonia, including carbon intensity requirements, government incentives and regulatory developments.
Should a final investment decision (FID) be reached to construct greenfield low-carbon ammonia capacity at our Blue Point complex, construction and commissioning is expected to take approximately four years from FID.
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
In the second quarter of 2024, the average selling price for our products was $322 per ton, a decrease of 10% compared to $359 per ton in the second quarter of 2023, reflecting lower average selling prices across most of our segments, as lower global energy costs reduced the global market clearing price required to meet global demand. Lower average selling prices resulted in a decrease in net sales of approximately $165 million in the second quarter of 2024 compared to the second quarter of 2023. In the six months ended June 30, 2024, the average selling price for our products was $324 per ton, or 19% lower compared to $400 per ton in the six months ended June 30, 2023. This resulted in a decrease in net sales of approximately $732 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Nitrogen Sales Volume
Sales volume in the second quarter of 2024 was 4.88 million tons compared to 4.94 million tons in the second quarter of 2023, which resulted in a decrease in net sales of approximately $38 million. Lower sales volume reflects the impact of lower supply availability resulting from lower beginning inventory entering the second quarter of 2024, partially offset by an increase in sales volume as a result of the Waggaman acquisition. Sales volume in the six months ended June 30, 2024 was 9.40 million tons compared to 9.47 million tons in the six months ended June 30, 2023. This resulted in a decrease in net sales of approximately $13 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
In January 2024, a winter storm produced extremely cold temperatures that impacted our operations, including the temporary shut-down and lost production at certain of our plants. Due to the impact of plant downtime resulting from the adverse weather and additional plant maintenance activity in the first quarter of 2024, we purchased and sold approximately 62,000 tons of ammonia and 48,000 tons of granular urea at near breakeven margins in order to fulfill sales commitments. The plant downtime led to approximately $75 million of additional costs in the first quarter of 2024 for maintenance, repairs and certain unabsorbed fixed costs.

CF INDUSTRIES HOLDINGS, INC.
Additionally, the Waggaman acquisition, which we completed on December 1, 2023, increased our ammonia sales volume in the second quarter and first six months of 2024 by approximately 161,000 tons and 283,000 tons, respectively.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 28% and 40% of our production costs in the first six months of 2024 and the year ended December 31, 2023, respectively. Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Average daily market price of natural gas Henry Hub (Louisiana) (per MMBtu)	$2.04	$2.12	$(0.08)	(4)%	$2.24	$2.40	$(0.16)	(7)%
In the second quarter of 2024, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 31% to $1.90 per MMBtu from $2.75 per MMBtu in the second quarter of 2023. This decrease in natural gas costs resulted in an increase in gross margin of $81 million, excluding the impact of the Waggaman acquisition, compared to the second quarter of 2023. In the first half of 2024, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 45% to $2.53 per MMBtu from $4.56 per MMBtu in the first half of 2023. This decrease in natural gas costs resulted in an increase in gross margin of $350 million compared to the first half of 2023.
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
During the second quarter of 2024, there was a decline in natural gas supply as producers responded to the weaker price environment, limiting the domestic supply available to be injected into storage during the quarter. In addition, natural gas demand for power generation reached record levels in the second quarter as higher-than-normal temperatures drove increased cooling demand. Despite lower supply availability and increased demand, North America ended the second quarter of 2024 with storage levels 10% higher compared to one year ago and 19% higher than the five-year average.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $420 million for the three months ended June 30, 2024 compared to $527 million for the three months ended June 30, 2023, a decrease in net earnings of $107 million, or 20%. The decrease in net earnings for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily reflects a decrease in gross margin.
Gross margin decreased by $125 million, or 16%, to $679 million for the three months ended June 30, 2024 compared to $804 million for the three months ended June 30, 2023. The decrease in gross margin was due primarily to a 10% decrease in average selling prices to $322 per ton in the second quarter of 2024 from $359 per ton in the second quarter of 2023, which decreased gross margin by $165 million, and including the impact of the Waggaman acquisition, a decrease in sales volume, which decreased gross margin by $59 million. The impact of lower selling prices was partially offset by lower natural gas costs, which increased gross margin by $81 million, excluding the impact of the Waggaman acquisition.
Diluted net earnings per share attributable to common stockholders decreased $0.40 per share, or 15%, to $2.30 per share, in the second quarter of 2024 compared to $2.70 per share in the second quarter of 2023, due primarily to lower net earnings, partially offset by lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs.

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
In connection with the acquisition, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to IPL’s Dyno Nobel, Inc. subsidiary. Under the terms of the asset purchase agreement, $425 million of the purchase price of $1.675 billion, subject to adjustment, was allocated by the parties to the ammonia offtake agreement. We funded the balance of the initial purchase price on the acquisition date with $1.223 billion of cash on hand.
The consideration transferred on the acquisition date reflected an estimated net working capital adjustment and other adjustments to the purchase price, which was subject to further adjustment pursuant to the terms of the asset purchase agreement. The purchase price adjustments required under the asset purchase agreement were finalized in the second quarter of 2024, which resulted in a $2 million reduction in the purchase price with a corresponding reduction in goodwill. As a result, the final purchase price was $1.221 billion.
In connection with recording the acquisition, we recognized, among other items, goodwill, intangible assets and a supply contract liability.
Items Affecting Comparability of Results
For the three months ended June 30, 2024 and 2023, we reported net earnings attributable to common stockholders of $420 million and $527 million, respectively. For the six months ended June 30, 2024 and 2023, we reported net earnings attributable to common stockholders of $614 million and $1.09 billion, respectively. In addition to the impact of market conditions and the acquisition of the Waggaman ammonia production facility discussed above, certain items affected the comparability of our financial results for the three and six months ended June 30, 2024 and 2023. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(1)	$(1)	$(1)	$—	$—	$(34)	$(26)	$(72)	$(56)
(Gain) loss on foreign currency transactions, including intercompany loans(2)	—	—	(1)	—	1	1	(2)	(1)
U.K. operations restructuring	—	—	—	—	—	—	2	2
Acquisition and integration costs	1	1	3	2	4	3	16	12
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2024, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $1 million. In the six months ended June 30, 2024 and 2023, we recognized unrealized net mark-to-market gains on natural gas derivatives of $34 million and $72 million, respectively.
(Gain) loss on foreign currency transactions, including intercompany loans
In the six months ended June 30, 2024 and 2023, we recognized a loss (gain) on foreign currency transactions of $1 million and $(2) million, respectively. (Gain) loss on foreign currency transactions consists of foreign currency exchange

CF INDUSTRIES HOLDINGS, INC.
rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that are not permanently invested.
U.K. operations restructuring
In the six months ended June 30, 2023, we incurred restructuring costs of $2 million related to the permanent closure of our Ince facility in the United Kingdom.
Acquisition and integration costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In the three months ended June 30, 2024 and 2023, we incurred $1 million and $3 million, respectively, of acquisition and integration costs related to the Waggaman acquisition. In the six months ended June 30, 2024 and 2023, we incurred $4 million and $16 million, respectively, of acquisition and integration costs related to the Waggaman acquisition.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,572	$1,775	$(203)	(11)%	$3,042	$3,787	$(745)	(20)%
Cost of sales	893	971	(78)	(8)%	1,954	2,120	(166)	(8)%
Gross margin	679	804	(125)	(16)%	1,088	1,667	(579)	(35)%
Gross margin percentage	43.2%	45.3%	(2.1)%		35.8%	44.0%	(8.2)%
Selling, general and administrative expenses	76	71	5	7%	164	145	19	13%
U.K. operations restructuring	—	—	—	—%	—	2	(2)	(100)%
Acquisition and integration costs	1	3	(2)	(67)%	4	16	(12)	(75)%
Other operating—net	(39)	3	(42)	N/M	(22)	(32)	10	31%
Total other operating costs and expenses	38	77	(39)	(51)%	146	131	15	11%
Equity in (losses) earnings of operating affiliate	(3)	7	(10)	N/M	(1)	24	(25)	N/M
Operating earnings	638	734	(96)	(13)%	941	1,560	(619)	(40)%
Interest expense (income)—net	9	(4)	13	N/M	16	6	10	167%
Other non-operating—net	—	(2)	2	100%	(4)	(5)	1	20%
Earnings before income taxes	629	740	(111)	(15)%	929	1,559	(630)	(40)%
Income tax provision	123	134	(11)	(8)%	185	303	(118)	(39)%
Net earnings	506	606	(100)	(17)%	744	1,256	(512)	(41)%
Less: Net earnings attributable to noncontrolling interest	86	79	7	9%	130	169	(39)	(23)%
Net earnings attributable to common stockholders	$420	$527	$(107)	(20)%	$614	$1,087	$(473)	(44)%
Diluted net earnings per share attributable to common stockholders	$2.30	$2.70	$(0.40)	(15)%	$3.31	$5.55	$(2.24)	(40)%
Diluted weighted-average common shares outstanding	182.8	195.0	(12.2)	(6)%	185.5	195.9	(10.4)	(5)%
Dividends declared per common share	$0.50	$0.40	$0.10	25%	$1.00	$0.80	$0.20	25%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$1.90	$2.74	$(0.84)	(31)%	$2.30	$3.86	$(1.56)	(40)%
Realized derivatives loss in cost of sales(2)	—	0.01	(0.01)	(100)%	0.23	0.70	(0.47)	(67)%
Cost of natural gas used for production in cost of sales	$1.90	$2.75	$(0.85)	(31)%	$2.53	$4.56	$(2.03)	(45)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.04	$2.12	$(0.08)	(4)%	$2.24	$2.40	$(0.16)	(7)%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M	$(34)	$(72)	$38	53%
Depreciation and amortization	$222	$221	$1	—%	$475	$427	$48	11%
Capital expenditures	$84	$95	$(11)	(12)%	$182	$164	$18	11%
Sales volume by product tons (000s)	4,875	4,938	(63)	(1)%	9,399	9,473	(74)	(1)%
Production volume by product tons (000s):
Ammonia(3)	2,602	2,374	228	10%	4,750	4,733	17	—%
Granular urea	1,255	1,122	133	12%	2,214	2,333	(119)	(5)%
UAN (32%)	1,833	1,665	168	10%	3,464	3,263	201	6%
AN	333	300	33	11%	674	688	(14)	(2)%
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

Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales
Our total net sales decreased $203 million, or 11%, to $1.57 billion in the second quarter of 2024 compared to $1.78 billion in the second quarter of 2023. The change in our net sales reflects (i) the impact of the Waggaman acquisition completed on December 1, 2023, which increased our net sales by $59 million, and (ii) a $262 million, or 15%, decline in our net sales excluding the impact of the Waggaman acquisition, due to a decrease in our average selling price and lower sales volumes.
Our average selling price decreased 10% to $322 per ton in the second quarter of 2024 compared to $359 per ton in the second quarter of 2023, due to lower average selling prices across most of our segments, as lower global energy costs reduced the global market clearing price required to meet global demand. The impact of lower average selling prices was a decrease in net sales of approximately $165 million for the second quarter of 2024 compared to the second quarter of 2023.
Our total sales volume was approximately 4.9 million product tons in both the second quarter of 2024 and 2023 as lower sales volume in our Ammonia, UAN and AN segments was partially offset by higher sales volume in our Granular Urea segment. The impact of lower sales volumes, excluding the impact of the Waggaman acquisition that increased our net sales by $59 million, was a decrease in net sales of approximately $97 million.
Gross ammonia production for the three and six months ended June 30, 2024 was 2.6 million tons and 4.8 million tons, respectively. We expect gross ammonia production for 2024 will be approximately 9.8 million tons.
Cost of Sales
Our total cost of sales decreased $78 million, or 8%, to $893 million in the second quarter of 2024 from $971 million in the second quarter of 2023. The decrease in our cost of sales was due primarily to lower costs for natural gas, including the impact of realized derivatives, which decreased cost of sales by $81 million, excluding the impact of the Waggaman acquisition. The impact of the Waggaman acquisition increased our cost of sales by $47 million.

Cost of sales averaged $183 per ton in the second quarter of 2024 compared to $196 per ton in the second quarter of 2023. Our cost of natural gas, including the impact of realized derivatives, decreased 31% to $1.90 per MMBtu in the second quarter of 2024 from $2.75 per MMBtu in the second quarter of 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $76 million in the second quarter of 2024, a 7% increase from $71 million in the second quarter of 2023. The increase was due primarily to higher amortization expense related to the customer relationships recorded in conjunction with the Waggaman acquisition on December 1, 2023.
Acquisition and Integration Costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In the three months ended June 30, 2024 and 2023, we incurred $1 million and $3 million, respectively, of acquisition and integration costs related to the Waggaman acquisition.
Other Operating—Net
Other operating—net was $39 million of income in the second quarter of 2024 compared to $3 million of expense in the second quarter of 2023. The $39 million of income in the second quarter of 2024 consists primarily of gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.

CF INDUSTRIES HOLDINGS, INC.
Equity in (Losses) Earnings of Operating Affiliate
Equity in (losses) earnings of operating affiliate was a $3 million loss in the second quarter of 2024 compared to $7 million of earnings in the second quarter of 2023. Lower equity in earnings of operating affiliate reflects a decrease in the operating results of PLNL as a result of a plant turnaround in the second quarter of 2024 at the PLNL facility in Trinidad and lower ammonia selling prices.
Interest Expense (Income)—Net
Net interest expense was $9 million of expense in the second quarter of 2024 compared to $4 million of income in the second quarter of 2023. The change of $13 million was due primarily to a decrease in interest income on short-term investments.
Income Tax Provision
For the three months ended June 30, 2024, we recorded an income tax provision of $123 million on pre-tax income of $629 million, or an effective tax rate of 19.5%, compared to an income tax provision of $134 million on pre-tax income of $740 million, or an effective tax rate of 18.2%, for the three months ended June 30, 2023.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended June 30, 2024 of 19.5%, which is based on pre-tax income of $629 million, including $86 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher, or 22.6%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $86 million. Our effective tax rate for the three months ended June 30, 2023 of 18.2%, which is based on pre-tax income of $740 million, including $79 million of earnings attributable to the noncontrolling interest, would be 2.1 percentage points higher, or 20.3%, if based on pre-tax income exclusive of the $79 million of earnings attributable to the noncontrolling interest. See Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $7 million to $86 million in the second quarter of 2024 compared to $79 million in the second quarter of 2023 due to higher earnings of CFN driven by lower natural gas costs.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $0.40, or 15%, to $2.30 per share in the second quarter of 2024 from $2.70 per share in the second quarter of 2023. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower costs for natural gas. Additionally, diluted weighted-average common shares outstanding declined 6% from 195.0 million shares for the three months ended June 30, 2023 to 182.8 million shares for the three months ended June 30, 2024, due primarily to repurchases of common shares under our share repurchase programs.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales
Our total net sales decreased $0.75 billion, or 20%, to $3.04 billion in the first six months of 2024 compared to $3.79 billion in the first six months of 2023. The change in our net sales reflects (i) the impact of the Waggaman acquisition completed on December 1, 2023, which increased our net sales by $114 million, and (ii) a $0.86 billion, or 23%, decline in our net sales excluding the impact of the Waggaman acquisition, due primarily to a decrease in average selling prices of approximately 19%.
Our average selling price was $324 per ton in the first six months of 2024 compared to $400 per ton in the first six months of 2023, due to lower average selling prices across all our segments, as lower global energy costs reduced the global market clearing price required to meet global demand. The impact of lower average selling prices was a decrease in net sales of approximately $732 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Our total sales volume was 9.4 million product tons in the first six months of 2024 compared to 9.5 million in the first six months of 2023, respectively, as lower sales volume in our Granular Urea and UAN segments was partially offset by higher sales volume in our Ammonia segment. The impact of lower sales volume, excluding the impact of the Waggaman acquisition, was a decrease in net sales of approximately $127 million.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales
Our total cost of sales decreased $166 million, or 8%, to $1.95 billion in the first six months of 2024 from $2.12 billion in the first six months of 2023. The decrease in our cost of sales primarily reflects lower costs for natural gas, including the impact of realized derivatives. The impact of lower natural gas costs decreased cost of sales by $350 million, excluding the impact of the Waggaman acquisition. The impact of lower natural gas costs was partially offset by higher costs for planned and unplanned maintenance and repair activities in the first six months of 2024, including as a result of the adverse weather in January 2024, as discussed above under “Nitrogen Sales Volume,” which increased cost of sales by approximately $75 million. The impact of the Waggaman acquisition increased our cost of sales by $108 million.
Cost of sales also includes the impact of a $34 million unrealized net mark-to-market gain on natural gas derivatives in the first six months of 2024 compared to a $72 million gain in the first six months of 2023.
Cost of sales averaged $208 per ton in the first six months of 2024 compared to $224 per ton in the first six months of 2023. Our cost of natural gas, including the impact of realized derivatives, decreased 45% to $2.53 per MMBtu in the first six months of 2024 from $4.56 per MMBtu in the first six months of 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19 million to $164 million in the first six months of 2024 compared to $145 million in the first six months of 2023. The increase was due primarily to higher amortization expense related to the customer relationships recorded in conjunction with the Waggaman acquisition on December 1, 2023, and an increase in costs related to certain corporate initiatives.
Acquisition and Integration Costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In the six months ended June 30, 2024 and 2023, we incurred $4 million and $16 million, respectively, of acquisition and integration costs related to the Waggaman acquisition.
Other Operating—Net
Other operating—net was $22 million of income in the first six months of 2024 compared to $32 million of income in the first six months of 2023. The $22 million of income in the first six months of 2024 consists primarily of gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives. The $32 million of income in the first six months of 2023 consists primarily of gains on sales of emission credits.
Equity in (Losses) Earnings of Operating Affiliate
Equity in (losses) earnings of operating affiliate was a $1 million loss in the first six months of 2024 compared to $24 million of earnings in the first six months of 2023. Lower equity in earnings of operating affiliate reflects a decrease in the operating results of PLNL as a result of a plant turnaround in the second quarter of 2024 at the PLNL facility in Trinidad, lower ammonia selling prices and lower operating rates at PLNL due to lower available natural gas.
Interest Expense—Net
Net interest expense was $16 million in the first six months of 2024 compared to $6 million in the first six months of 2023. The increase of $10 million was due primarily to a decrease in interest income on short-term investments, partially offset by a decrease in interest on tax liabilities.
Income Tax Provision
For the six months ended June 30, 2024, we recorded an income tax provision of $185 million on pre-tax income of $929 million, or an effective tax rate of 19.9%, compared to an income tax provision of $303 million on pre-tax income of $1.56 billion, or an effective tax rate of 19.5%, for the six months ended June 30, 2023.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the six months ended June 30, 2024 of 19.9%, which is based on pre-tax income of $929 million, including $130 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher, or 23.1%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $130 million. Our effective tax rate for the six months ended June 30, 2023 of 19.5%, which is based on pre-tax income of $1.56 billion, including $169 million of

CF INDUSTRIES HOLDINGS, INC.
earnings attributable to the noncontrolling interest, would be 2.3 percentage points higher, or 21.8%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $169 million.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $39 million to $130 million in the first six months of 2024 compared to $169 million in the first six months of 2023 due to lower earnings of CFN driven by lower average selling prices, partially offset by lower natural gas costs.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $2.24, or 40%, to $3.31 per share in the first six months of 2024 from $5.55 per share in the first six months of 2023. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower costs for natural gas. Lower gross margin was partially offset by a decrease in the income tax provision resulting from lower profitability and a decrease in net earnings attributable to noncontrolling interest. Additionally, diluted weighted-average common shares outstanding declined 5% from 195.9 million shares for the six months ended June 30, 2023 to 185.5 million shares for the six months ended June 30, 2024, due primarily to repurchases of common shares under our share repurchase programs.
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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended June 30, 2024
Net sales	$409	$457	$475	$98	$133	$1,572
Cost of sales	262	230	259	75	67	893
Gross margin	$147	$227	$216	$23	$66	$679
Gross margin percentage	35.9%	49.7%	45.5%	23.5%	49.6%	43.2%
Three months ended June 30, 2023
Net sales	$525	$460	$548	$104	$138	$1,775
Cost of sales	303	222	289	81	76	971
Gross margin	$222	$238	$259	$23	$62	$804
Gross margin percentage	42.3%	51.7%	47.3%	22.1%	44.9%	45.3%
Six months ended June 30, 2024
Net sales	$811	$864	$900	$212	$255	$3,042
Cost of sales	599	483	541	180	151	1,954
Gross margin	$212	$381	$359	$32	$104	$1,088
Gross margin percentage	26.1%	44.1%	39.9%	15.1%	40.8%	35.8%
Six months ended June 30, 2023
Net sales	$949	$1,071	$1,215	$263	$289	$3,787
Cost of sales	583	549	635	185	168	2,120
Gross margin	$366	$522	$580	$78	$121	$1,667
Gross margin percentage	38.6%	48.7%	47.7%	29.7%	41.9%	44.0%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024(1)	2023	2024 v. 2023		2024(1)	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$409	$525	$(116)	(22)%	$811	$949	$(138)	(15)%
Cost of sales	262	303	(41)	(14)%	599	583	16	3%
Gross margin	$147	$222	$(75)	(34)%	$212	$366	$(154)	(42)%
Gross margin percentage	35.9%	42.3%	(6.4)%		26.1%	38.6%	(12.5)%
Sales volume by product tons (000s)	979	1,053	(74)	(7)%	1,897	1,705	192	11%
Sales volume by nutrient tons (000s)(2)	802	863	(61)	(7)%	1,555	1,398	157	11%
Average selling price per product ton	$418	$499	$(81)	(16)%	$428	$557	$(129)	(23)%
Average selling price per nutrient ton(2)	$510	$608	$(98)	(16)%	$522	$679	$(157)	(23)%
Gross margin per product ton	$150	$211	$(61)	(29)%	$112	$215	$(103)	(48)%
Gross margin per nutrient ton(2)	$183	$257	$(74)	(29)%	$136	$262	$(126)	(48)%
Depreciation and amortization	$49	$47	$2	4%	$121	$78	$43	55%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(12)	$(21)	$9	43%
_______________________________________________________________________________
(1)Includes the financial results of the Waggaman ammonia production facility, which we acquired on December 1, 2023. See “Acquisition of Waggaman Ammonia Production Facility” for additional information.
(2)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales.    Net sales in our Ammonia segment decreased by $116 million, or 22%, to $409 million in the second quarter of 2024 from $525 million in the second quarter of 2023. The decrease in our net sales reflects a 16% decrease in average selling prices and a 7% decrease in sales volume, including the impact of the Waggaman acquisition completed on December 1, 2023. Average selling prices decreased to $418 per ton in the second quarter of 2024 compared to $499 per ton in the second quarter of 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
Ammonia sales volume in the second quarter of 2024 was approximately 979,000 tons, a decrease of 7% compared to the second quarter of 2023. The decrease in sales volume was due primarily to lower supply availability resulting from lower beginning inventory and, due to unfavorable weather, lower spring ammonia applications in North America compared to the second quarter of 2023, partially offset by the impact of the Waggaman acquisition completed on December 1, 2023, which increased our ammonia sales volume in the second quarter of 2024 by approximately 161,000 tons.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $268 per ton in the second quarter of 2024, a 7% decrease from $288 per ton in the second quarter of 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance activity. The impact of the Waggaman acquisition on our cost of sales per ton in our Ammonia segment was not material.
Gross Margin.    Gross margin in our Ammonia segment decreased by $75 million to $147 million in the second quarter of 2024 from $222 million in the second quarter of 2023, and our gross margin percentage was 35.9% in the second quarter of 2024 compared to 42.3% in the second quarter of 2023. The decrease in gross margin was due primarily to a 16% decrease in average selling prices, which decreased gross margin by $60 million and, excluding the impact of the Waggaman acquisition completed on December 1, 2023, a decrease in sales volume, which decreased gross margin by $62 million and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $15 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which

CF INDUSTRIES HOLDINGS, INC.
increased gross margin by $50 million, and the impact of the Waggaman acquisition, which increased gross margin by $12 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales.    Net sales in our Ammonia segment decreased by $138 million, or 15%, to $811 million in the six months ended June 30, 2024 from $949 million in the six months ended June 30, 2023. The decrease in our net sales reflects a 23% decrease in average selling prices, partially offset by an 11% increase in sales volume, including the impact of the Waggaman acquisition completed on December 1, 2023. Average selling prices decreased to $428 per ton in the six months ended June 30, 2024 compared to $557 per ton in the six months ended June 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
In January 2024, a winter storm produced extremely cold temperatures that impacted our operations, including the temporary shut-down of certain of our plants. As a result of the adverse weather, we incurred additional maintenance costs in the first quarter of 2024. Due to the impact of plant downtime resulting from the adverse weather and additional plant maintenance activity in the first quarter of 2024, we purchased and sold approximately 62,000 tons of ammonia at near breakeven margins in order to fulfill sales commitments.
Ammonia sales volume in the six months ended June 30, 2024 was 1.9 million tons, an increase of 11% compared to 1.7 million tons in the six months ended June 30, 2023. The increase in sales volume reflects the impact of the Waggaman acquisition completed on December 1, 2023, which increased our ammonia sales volume in the six months ended June 30, 2024 by approximately 283,000 tons, and approximately 62,000 tons of ammonia purchased and sold as described above, partially offset by lower supply availability resulting from lower beginning inventory, and, due to unfavorable weather, lower spring ammonia applications in North America compared to the six months ended June 30, 2023.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $316 per ton in the six months ended June 30, 2024, an 8% decrease from $342 per ton in the six months ended June 30, 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance, repairs and certain unabsorbed fixed costs as a result of plant downtime, including the impact of the adverse weather in January 2024 as discussed above. The impact of the Waggaman acquisition on our cost of sales per ton in our Ammonia segment was not material.
Gross Margin.    Gross margin in our Ammonia segment decreased by $154 million to $212 million in the six months ended June 30, 2024 from $366 million in the six months ended June 30, 2023, and our gross margin percentage was 26.1% in the six months ended June 30, 2024 compared to 38.6% in the six months ended June 30, 2023. The decrease in gross margin was due primarily to a 23% decrease in average selling prices, which decreased gross margin by $220 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $63 million, and, excluding the impact of the Waggaman acquisition, a decrease in sales volume, which decreased gross margin by $17 million. These factors that decreased gross margin were partially offset by the impact of a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $149 million, and the impact of the Waggaman acquisition, which increased gross margin by $6 million. Gross margin also includes the impact of a $12 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024 compared to a $21 million gain in the six months ended June 30, 2023.

CF INDUSTRIES HOLDINGS, INC.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$457	$460	$(3)	(1)%	$864	$1,071	$(207)	(19)%
Cost of sales	230	222	8	4%	483	549	(66)	(12)%
Gross margin	$227	$238	$(11)	(5)%	$381	$522	$(141)	(27)%
Gross margin percentage	49.7%	51.7%	(2.0)%		44.1%	48.7%	(4.6)%
Sales volume by product tons (000s)	1,251	1,147	104	9%	2,343	2,470	(127)	(5)%
Sales volume by nutrient tons (000s)(1)	576	529	47	9%	1,078	1,137	(59)	(5)%
Average selling price per product ton	$365	$401	$(36)	(9)%	$369	$434	$(65)	(15)%
Average selling price per nutrient ton(1)	$793	$870	$(77)	(9)%	$801	$942	$(141)	(15)%
Gross margin per product ton	$181	$207	$(26)	(13)%	$163	$211	$(48)	(23)%
Gross margin per nutrient ton(1)	$394	$450	$(56)	(12)%	$353	$459	$(106)	(23)%
Depreciation and amortization	$76	$71	$5	7%	$145	$150	$(5)	(3)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(9)	$(20)	$11	55%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales.    Net sales in our Granular Urea segment decreased $3 million, or 1%, to $457 million in the second quarter of 2024 from $460 million in the second quarter of 2023 due primarily to a 9% decrease in average selling prices, partially offset by a 9% increase in sales volume. Average selling prices decreased to $365 per ton in the second quarter of 2024 compared to $401 per ton in the second quarter of 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. Sales volume was higher due primarily to higher supply availability resulting from increased production in the second quarter of 2024 compared to the second quarter of 2023.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $184 per ton in the second quarter of 2024 compared to $194 per ton in the second quarter of 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs associated with maintenance activity in the second quarter of 2024.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $11 million to $227 million in the second quarter of 2024 from $238 million in the second quarter of 2023, and our gross margin percentage was 49.7% in the second quarter of 2024 compared to 51.7% in the second quarter of 2023. The decrease in gross margin was due primarily to a 9% decrease in average selling prices, which decreased gross margin by $43 million. These factors that decreased gross margin were partially offset by a 9% increase in sales volume, which increased gross margin by $19 million and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $13 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales.    Net sales in our Granular Urea segment decreased $207 million, or 19%, to $864 million in the six months ended June 30, 2024 from $1.07 billion in the six months ended June 30, 2023 due primarily to a 15% decrease in average selling prices and a 5% decrease in sales volume. Average selling prices decreased to $369 per ton in the six months ended June 30, 2024 compared to $434 per ton in the six months ended June 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. Sales volume for the six months ended June 30, 2024 was 2.3 million tons compared to 2.5 million tons in the six months ended June 30, 2023 due primarily to a reduction in ammonia available for upgrade and lower supply availability from the impact of severe weather that caused urea plant outages in the first quarter of

CF INDUSTRIES HOLDINGS, INC.
2024. Sales volume includes the impact of approximately 48,000 tons of granular urea purchased and sold in the first quarter of 2024 due to a winter storm that produced extremely cold temperatures that impacted our operations, including the temporary shut-down of certain of our plants.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $206 per ton in the six months ended June 30, 2024 compared to $223 per ton in the six months ended June 30, 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs associated with maintenance activity in the six months ended June 30, 2024.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $141 million to $381 million in the six months ended June 30, 2024 from $522 million in the six months ended June 30, 2023, and our gross margin percentage was 44.1% in the six months ended June 30, 2024 compared to 48.7% in the six months ended June 30, 2023. The decrease in gross margin was due primarily to a 15% decrease in average selling prices, which decreased gross margin by $137 million, a 5% decrease in sales volume, which decreased gross margin by $39 million and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $33 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $79 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024 compared to a $20 million gain in the six months ended June 30, 2023.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$475	$548	$(73)	(13)%	$900	$1,215	$(315)	(26)%
Cost of sales	259	289	(30)	(10)%	541	635	(94)	(15)%
Gross margin	$216	$259	$(43)	(17)%	$359	$580	$(221)	(38)%
Gross margin percentage	45.5%	47.3%	(1.8)%		39.9%	47.7%	(7.8)%
Sales volume by product tons (000s)	1,748	1,809	(61)	(3)%	3,359	3,471	(112)	(3)%
Sales volume by nutrient tons (000s)(1)	553	570	(17)	(3)%	1,062	1,094	(32)	(3)%
Average selling price per product ton	$272	$303	$(31)	(10)%	$268	$350	$(82)	(23)%
Average selling price per nutrient ton(1)	$859	$961	$(102)	(11)%	$847	$1,111	$(264)	(24)%
Gross margin per product ton	$124	$143	$(19)	(13)%	$107	$167	$(60)	(36)%
Gross margin per nutrient ton(1)	$391	$454	$(63)	(14)%	$338	$530	$(192)	(36)%
Depreciation and amortization	$68	$70	$(2)	(3)%	$137	$136	$1	1%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(10)	$(21)	$11	52%
_______________________________________________________________________________
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales.    Net sales in our UAN segment decreased $73 million, or 13%, to $475 million in the second quarter of 2024 from $548 million in the second quarter of 2023 due to a 10% decrease in average selling prices, and a 3% decrease in sales volume. Average selling prices decreased to $272 per ton in the second quarter of 2024 compared to $303 per ton in the second quarter of 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our UAN segment averaged $148 per ton in the second quarter of 2024, an 8% decrease from $160 per ton in the second quarter of 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.

CF INDUSTRIES HOLDINGS, INC.
Gross Margin.    Gross margin in our UAN segment decreased by $43 million to $216 million in the second quarter of 2024 from $259 million in the second quarter of 2023, and our gross margin percentage was 45.5% in the second quarter of 2024 compared to 47.3% in the second quarter of 2023. The decrease in gross margin was due primarily to a 10% decrease in average selling prices, which decreased gross margin by $50 million and a 3% decrease in sales volume, which decreased gross margin by $16 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $16 million and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $7 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales.    Net sales in our UAN segment decreased $315 million, or 26%, to $900 million in the six months ended June 30, 2024 from $1.22 billion in the six months ended June 30, 2023 due primarily to a 23% decrease in average selling prices and a 3% decrease in sales volume. Average selling prices decreased to $268 per ton in the six months ended June 30, 2024 compared to $350 per ton in the six months ended June 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our UAN segment averaged $161 per ton in the six months ended June 30, 2024, a 12% decrease from $183 per ton in the six months ended June 30, 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment decreased by $221 million to $359 million in the six months ended June 30, 2024 from $580 million in the six months ended June 30, 2023, and our gross margin percentage was 39.9% in the six months ended June 30, 2024 compared to 47.7% in the six months ended June 30, 2023. The decrease in gross margin was due primarily to a 23% decrease in average selling prices, which decreased gross margin by $278 million, a 3% decrease in sales volume, which decreased gross margin by $22 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $3 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $93 million. Gross margin also includes the impact of a $10 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024 compared to a $21 million gain in the six months ended June 30, 2023.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$98	$104	$(6)	(6)%	$212	$263	$(51)	(19)%
Cost of sales	75	81	(6)	(7)%	180	185	(5)	(3)%
Gross margin	$23	$23	$—	—%	$32	$78	$(46)	(59)%
Gross margin percentage	23.5%	22.1%	1.4%		15.1%	29.7%	(14.6)%
Sales volume by product tons (000s)	340	369	(29)	(8)%	730	743	(13)	(2)%
Sales volume by nutrient tons (000s)(1)	116	127	(11)	(9)%	250	255	(5)	(2)%
Average selling price per product ton	$288	$282	$6	2%	$290	$354	$(64)	(18)%
Average selling price per nutrient ton(1)	$845	$819	$26	3%	$848	$1,031	$(183)	(18)%
Gross margin per product ton	$68	$62	$6	10%	$44	$105	$(61)	(58)%
Gross margin per nutrient ton(1)	$198	$181	$17	9%	$128	$306	$(178)	(58)%
Depreciation and amortization	$7	$12	$(5)	(42)%	$20	$23	$(3)	(13)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(1)	$(3)	$2	67%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.
Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales.    Net sales in our AN segment decreased $6 million, or 6%, to $98 million in the second quarter of 2024 from $104 million in the second quarter of 2023 due to an 8% decrease in sales volume, partially offset by a 2% increase in average selling prices. Sales volume declined due primarily to lower supply availability resulting from lower beginning inventory. Average selling prices were $288 per ton in the second quarter of 2024 compared to $282 per ton in the second quarter of 2023.
Cost of Sales.    Cost of sales per ton in our AN segment averaged $220 per ton in both the second quarter of 2024 and the second quarter of 2023 as higher costs for maintenance activity were offset by the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our AN segment was $23 million in both the second quarter of 2024 and the second quarter of 2023, and our gross margin percentage was 23.5% in the second quarter of 2024 compared to 22.1% in the second quarter of 2023. The factors that decreased gross margin were an 8% decrease in sales volume, which decreased gross margin by $10 million, and unfavorable product mix, which decreased gross margin by $7 million. These factors that decreased gross margin were offset by a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $17 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales.    Net sales in our AN segment decreased $51 million, or 19%, to $212 million in the six months ended June 30, 2024 from $263 million in the six months ended June 30, 2023 due to an 18% decrease in average selling prices and a 2% decrease in sales volume. Average selling prices decreased to $290 per ton in the six months ended June 30, 2024 compared to $354 per ton in the six months ended June 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our AN segment averaged $246 per ton in the six months ended June 30, 2024, a 1% decrease from $249 per ton in the six months ended June 30, 2023. The decrease was due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance activity.
Gross Margin.    Gross margin in our AN segment decreased $46 million to $32 million in the six months ended June 30, 2024 from $78 million in the six months ended June 30, 2023, and our gross margin percentage was 15.1% in the six months ended June 30, 2024 compared to 29.7% in the six months ended June 30, 2023. The decrease in gross margin was due primarily to an 18% decrease in average selling prices, which decreased gross margin by $67 million and a 2% decrease in sales volume, which decreased gross margin by $6 million. These factors that decreased gross margin were partially offset by a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $19 million and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $10 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024 compared to a $3 million gain in the six months ended June 30, 2023.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$133	$138	$(5)	(4)%	$255	$289	$(34)	(12)%
Cost of sales	67	76	(9)	(12)%	151	168	(17)	(10)%
Gross margin	$66	$62	$4	6%	$104	$121	$(17)	(14)%
Gross margin percentage	49.6%	44.9%	4.7%		40.8%	41.9%	(1.1)%
Sales volume by product tons (000s)	557	560	(3)	(1)%	1,070	1,084	(14)	(1)%
Sales volume by nutrient tons (000s)(1)	109	110	(1)	(1)%	208	213	(5)	(2)%
Average selling price per product ton	$239	$246	$(7)	(3)%	$238	$267	$(29)	(11)%
Average selling price per nutrient ton(1)	$1,220	$1,255	$(35)	(3)%	$1,226	$1,357	$(131)	(10)%
Gross margin per product ton	$118	$111	$7	6%	$97	$112	$(15)	(13)%
Gross margin per nutrient ton(1)	$606	$564	$42	7%	$500	$568	$(68)	(12)%
Depreciation and amortization	$13	$17	$(4)	(24)%	$33	$33	$—	—%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M	$(2)	$(7)	$5	71%
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales.    Net sales in our Other segment decreased by $5 million, or 4%, to $133 million in the second quarter of 2024 from $138 million in the second quarter of 2023 due to a 3% decrease in average selling prices and a 1% decrease in sales volume. The decrease in average selling prices was due primarily to lower global energy costs reducing the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our Other segment averaged $121 per ton in the second quarter of 2024, a 10% decrease from $135 per ton in the second quarter of 2023, due primarily to lower costs for maintenance activity and the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Other segment increased by $4 million to $66 million in the second quarter of 2024 from $62 million in the second quarter of 2023, and our gross margin percentage was 49.6% in the second quarter of 2024 compared to 44.9% in the second quarter of 2023. The increase in gross margin was due primarily to a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $8 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $2 million. These factors that increased gross margin were partially offset by a 3% decrease in average selling prices, which decreased gross margin by $5 million, and a 1% decrease in sales volume, which decreased gross margin by $2 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2024.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales.    Net sales in our Other segment decreased by $34 million, or 12%, to $255 million in the six months ended June 30, 2024 from $289 million in the six months ended June 30, 2023 due to an 11% decrease in average selling prices and a

CF INDUSTRIES HOLDINGS, INC.
1% decrease in sales volume. The decrease in average selling prices was due primarily to lower global energy costs reducing the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our Other segment averaged $141 per ton in the six months ended June 30, 2024, a 9% decrease from $155 per ton in the six months ended June 30, 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Other segment decreased by $17 million to $104 million in the six months ended June 30, 2024 from $121 million in the six months ended June 30, 2023, and our gross margin percentage was 40.8% in the six months ended June 30, 2024 compared to 41.9% in the six months ended June 30, 2023. The decrease in gross margin was due primarily to an 11% decrease in average selling prices, which decreased gross margin by $30 million and a 1% decrease in sales volume, which decreased gross margin by $6 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $19 million and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $5 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024 compared to a $7 million gain in the six months ended June 30, 2023.
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
As of June 30, 2024, our cash and cash equivalents balance was $1.82 billion, a decrease of $213 million from $2.03 billion at December 31, 2023. The decrease in cash and cash equivalents primarily reflects cash used for share repurchases, the semi-annual distribution to the noncontrolling interest, the payment of dividends and capital expenditures, partially offset by cash generated by operations, as described below under “Cash Flows.” At June 30, 2024, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
In the first and second quarters of 2024, quarterly dividends of $0.50 per common share were declared and paid, representing a 25% increase from the quarterly dividend of $0.40 per common share that was declared and paid in the fourth quarter of 2023.
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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $182 million in the first six months of 2024 compared to $164 million in the first six months of 2023.
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
In connection with the acquisition, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to IPL’s Dyno Nobel, Inc. subsidiary. Under the terms of the asset purchase agreement, $425 million of the purchase price of $1.675 billion, subject to adjustment, was allocated by the parties to the ammonia offtake agreement. We funded the balance of the initial purchase price on the acquisition date with $1.223 billion of cash on hand.
The consideration transferred on the acquisition date reflected an estimated net working capital adjustment and other adjustments to the purchase price, which was subject to further adjustment pursuant to the terms of the asset purchase agreement. The purchase price adjustments required under the asset purchase agreement were finalized in the second quarter of 2024, which resulted in a $2 million reduction in the purchase price with a corresponding reduction in goodwill. As a result, the final purchase price was $1.221 billion.
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	2022 Share Repurchase Program
	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023:
First quarter	—	$—
Second quarter	0.8	50
Third quarter	1.9	150
Fourth quarter	2.9	225
Total shares repurchased in 2023	5.6	425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Total shares repurchased in 2024	8.3	652
Shares repurchased as of June 30, 2024	13.9	$1,077
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2024, we repurchased approximately 8.3 million shares under the 2022 Share Repurchase Program for $652 million, of which $14 million was accrued and unpaid as of June 30, 2024. In the six months ended June 30, 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million

CF INDUSTRIES HOLDINGS, INC.
shares for $155 million, and we repurchased approximately 0.8 million shares under the 2022 Share Repurchase Program for $50 million.
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
As of June 30, 2024, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2024 or December 31, 2023, or during the six months ended June 30, 2024.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of June 30, 2024, approximately $340 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2024 and December 31, 2023 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2024		December 31, 2023
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	745	750	744
Total long-term debt		$3,000	$2,970	$3,000	$2,968
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million and $7 million as of June 30, 2024 and December 31, 2023, respectively, and total deferred debt issuance costs were $24 million and $25 million as of June 30, 2024 and December 31, 2023, respectively.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2024 and December 31, 2023, we had $8 million and $130 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2024, our open natural gas derivative contracts consisted of natural gas basis swaps for 9.0 million MMBtus of natural gas. As of December 31, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 49.0 million MMBtus of natural gas.
Defined Benefit Pension Plans
We contributed $21 million to our pension plans in the six months ended June 30, 2024. Over the remainder of 2024, we expect to contribute approximately $1 million to our pension plans, which would result in our making total contributions of approximately $22 million to our pension plans for the full year 2024. In addition, in the three-year period from 2025 to 2027, we expect to contribute a total of approximately £18 million (or $22 million) to our U.K. pension plans as currently agreed with the plans’ trustees.
Distribution to Noncontrolling Interest in CFN
On January 31, 2024, CFN distributed $144 million to CHS for the distribution period ended December 31, 2023. On July 31, 2024, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2024 in accordance with CFN’s limited liability company agreement, and CFN distributed $165 million to CHS for this distribution period.
Cash Flows
Net cash provided by operating activities during the first six months of 2024 was $920 million, a decrease of $739 million, compared to $1.66 billion in the first six months of 2023. The decrease in cash flow from operations was due primarily to lower net earnings and changes in net working capital. Net earnings for the first six months of 2024 was $744 million compared to $1.26 billion for the first six months of 2023, a decrease of $512 million. The decrease in net earnings was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower natural gas costs. During the first six months of 2024, net changes in working capital reduced cash flow from operations by $136 million, while in the first six months of 2023, net changes in working capital increased cash flow from operations by $146 million. The decrease in cash flow from working capital changes was attributable primarily to movements in accounts

CF INDUSTRIES HOLDINGS, INC.
receivable as the first six months of 2024 was a net cash outflow of $45 million as compared to a net cash inflow of $198 million the first six months of 2023.
Net cash used in investing activities was $134 million in the first six months of 2024 compared to $127 million in the first six months of 2023. Capital expenditures totaled $182 million during the first six months of 2024 compared to $164 million in the first six months of 2023. Proceeds from the sale of emission credits was $47 million in the first six months of 2024 compared to $36 million in the first six months of 2023.
Net cash used in financing activities was $998 million in the first six months of 2024 compared to $639 million in the first six months of 2023. The increase was due primarily to an increase in share repurchases and dividends paid, partially offset by a decrease in distributions to noncontrolling interest. In the first six months of 2024, we paid $644 million for share repurchases compared to $205 million paid for share repurchases in the first six months of 2023. In the first six months of 2024, dividends paid on common stock was $188 million compared to $158 million in the first six months of 2023. The increase in dividends paid on common stock reflects quarterly dividends of $0.50 per common share declared and paid in the first two quarters of 2024, compared to quarterly dividends of $0.40 per common share that were declared and paid in the first two quarters of 2023. In the first six months of 2024, distributions to the noncontrolling interest were $144 million compared to $255 million in the first six months of 2023.
Critical Accounting Estimates
During the first six months of 2024, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

CF INDUSTRIES HOLDINGS, INC.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2024, we had natural gas derivative contracts covering certain periods through March 2025.
As of June 30, 2024 and December 31, 2023, we had open derivative contracts for 9.0 million MMBtus and 49.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2024 would result in a favorable change in the fair value of these derivative positions of approximately $9 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $9 million.
From time to time, we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of June 30, 2024, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043, and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2024, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.79 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest, and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2024, as of December 31, 2023, or during the six months ended June 30, 2024.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2024.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2024 - April 30, 2024	1,585,727	(3)	$78.83	1,585,657	$2,102,533
May 1, 2024 - May 31, 2024	1,087,158	(4)	74.35	1,086,728	2,021,739
June 1, 2024 - June 30, 2024	1,337,078	(5)	73.90	1,336,695	1,922,953
Total	4,009,963		$75.97	4,009,080
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
(3)Includes 70 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units.
(4)Includes 430 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(5)Includes 383 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended June 30, 2024, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 46 of this report.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to the Revolving Credit Agreement, dated as of May 29, 2024, among CF Industries, Inc. and Citibank, N.A., as administrative agent
10.2	Change in Control Severance Agreement, effective as of June 17, 2024, by and between CF Industries Holdings, Inc. and Gregory D. Cameron
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 8, 2024	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2024	By:	/s/ GREGORY D. CAMERON
Gregory D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial Officer)