Form 10-Q
period 2024-09-30
CF Industries Holdings, Inc.
filed 2024-10-31
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
174,019,929 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at October 28, 2024.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net sales	$1,370	$1,273	$4,412	$5,060
Cost of sales	926	896	2,880	3,016
Gross margin	444	377	1,532	2,044
Selling, general and administrative expenses	78	68	242	213
U.K. operations restructuring	—	5	—	7
Acquisition and integration costs	—	11	4	27
Other operating—net	4	13	(18)	(19)
Total other operating costs and expenses	82	97	228	228
Equity in earnings (losses) of operating affiliate	2	(36)	1	(12)
Operating earnings	364	244	1,305	1,804
Interest expense	—	39	74	115
Interest income	(32)	(45)	(90)	(115)
Other non-operating—net	(4)	(3)	(8)	(8)
Earnings before income taxes	400	253	1,329	1,812
Income tax provision	59	23	244	326
Net earnings	341	230	1,085	1,486
Less: Net earnings attributable to noncontrolling interest	65	66	195	235
Net earnings attributable to common stockholders	$276	$164	$890	$1,251
Net earnings per share attributable to common stockholders:
Basic	$1.55	$0.85	$4.87	$6.44
Diluted	$1.55	$0.85	$4.86	$6.42
Weighted-average common shares outstanding:
Basic	178.4	192.4	182.9	194.4
Diluted	178.6	192.9	183.1	194.9
Dividends declared per common share	$0.50	$0.40	$1.50	$1.20
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Net earnings	$341	$230	$1,085	$1,486
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	27	(27)	5	3
Defined benefit plans—net of taxes	(4)	1	(5)	2
	23	(26)	—	5
Comprehensive income	364	204	1,085	1,491
Less: Comprehensive income attributable to noncontrolling interest	65	66	195	235
Comprehensive income attributable to common stockholders	$299	$138	$890	$1,256
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2024	December 31, 2023
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,877	$2,032
Accounts receivable—net	482	505
Inventories	301	299
Prepaid income taxes	133	167
Other current assets	57	47
Total current assets	2,850	3,050
Property, plant and equipment—net	6,816	7,141
Investment in affiliate	28	26
Goodwill	2,493	2,495
Intangible assets—net	515	538
Operating lease right-of-use assets	272	259
Other assets	869	867
Total assets	$13,843	$14,376
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$562	$520
Income taxes payable	3	12
Customer advances	348	130
Current operating lease liabilities	86	96
Other current liabilities	14	42
Total current liabilities	1,013	800
Long-term debt	2,970	2,968
Deferred income taxes	927	999
Operating lease liabilities	194	168
Supply contract liability	732	754
Other liabilities	270	314
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2024—180,427,804 shares issued and 2023—188,188,401 shares issued	2	2
Paid-in capital	1,351	1,389
Retained earnings	4,533	4,535
Treasury stock—at cost, 2024—6,102,287 shares and 2023—0 shares	(483)	—
Accumulated other comprehensive loss	(209)	(209)
Total stockholders’ equity	5,194	5,717
Noncontrolling interest	2,543	2,656
Total equity	7,737	8,373
Total liabilities and equity	$13,843	$14,376
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2024	$2	$(15)	$1,345	$4,360	$(232)	$5,460	$2,642	$8,102
Net earnings	—	—	—	276	—	276	65	341
Other comprehensive income	—	—	—	—	23	23	—	23
Purchases of treasury stock	—	(481)	—	—	—	(481)	—	(481)
Retirement of treasury stock	—	15	(1)	(14)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	7	—	—	7	—	7
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(89)	—	(89)	—	(89)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(164)	(164)
Balance as of September 30, 2024	$2	$(483)	$1,351	$4,533	$(209)	$5,194	$2,543	$7,737

Balance as of December 31, 2023	$2	$—	$1,389	$4,535	$(209)	$5,717	$2,656	$8,373
Net earnings	—	—	—	890	—	890	195	1,085
Purchases of treasury stock	—	(1,140)	—	—	—	(1,140)	—	(1,140)
Retirement of treasury stock	—	680	(63)	(617)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(25)	—	—	—	(25)	—	(25)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	26	—	—	26	—	26
Dividends and dividend equivalents ($1.50 per share)	—	—	—	(275)	—	(275)	—	(275)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(308)	(308)
Balance as of September 30, 2024	$2	$(483)	$1,351	$4,533	$(209)	$5,194	$2,543	$7,737

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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Net earnings	$1,085	$1,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	704	640
Deferred income taxes	(69)	(73)
Stock-based compensation expense	26	29
Unrealized net gain on natural gas derivatives	(33)	(65)
Impairment of equity method investment in PLNL	—	43
Gain on sale of emission credits	(47)	(39)
Loss on disposal of property, plant and equipment	7	4
Undistributed earnings of affiliate—net of taxes	(1)	(2)
Changes in assets and liabilities:
Accounts receivable—net	2	165
Inventories	(9)	130
Accrued and prepaid income taxes	23	57
Accounts payable and accrued expenses	(9)	(116)
Customer advances	218	53
Other—net	(46)	(35)
Net cash provided by operating activities	1,851	2,277
Investing Activities:
Additions to property, plant and equipment	(321)	(311)
Purchase of Waggaman ammonia production facility	2	—
Proceeds from sale of property, plant and equipment	—	1
Proceeds from sale of investments held in nonqualified employee benefit trust	1	—
Purchase of emission credits	(2)	—
Proceeds from sale of emission credits	47	39
Net cash used in investing activities	(273)	(271)
Financing Activities:
Dividends paid on common stock	(278)	(235)
Distributions to noncontrolling interest	(308)	(459)
Purchases of treasury stock	(1,134)	(355)
Proceeds from issuances of common stock under employee stock plans	2	1
Cash paid for shares withheld for taxes	(25)	(22)
Net cash used in financing activities	(1,743)	(1,070)
Effect of exchange rate changes on cash and cash equivalents	10	(5)
(Decrease) increase in cash and cash equivalents	(155)	931
Cash and cash equivalents at beginning of period	2,032	2,323
Cash and cash equivalents at end of period	$1,877	$3,254

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable green and low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement and other industrial activities. Our nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia.
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, plant closure and asset retirement obligations, the cost of emission credits required to meet environmental regulations, the cost of customer incentives, the fair values utilized in the allocation of purchase price in an acquisition, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves, including any related interest and penalties, the assessment of the realizability of deferred tax assets, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans, and the valuation of stock-based compensation awards granted to employees.
2.   New Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosures through enhanced disclosures about significant segment expenses. The guidance in this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements that will first be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU adds new guidance that further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal

CF INDUSTRIES HOLDINGS, INC.
years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements.
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 16—Segment Disclosures for the revenue of each of our reportable segments, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three and nine months ended September 30, 2024 and 2023:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2024
North America	$297	$328	$313	$53	$94	$1,085
Europe and other	56	60	93	53	23	285
Total revenue	$353	$388	$406	$106	$117	$1,370
Three months ended September 30, 2023
North America	$165	$340	$330	$50	$111	$996
Europe and other	70	20	105	64	18	277
Total revenue	$235	$360	$435	$114	$129	$1,273

Nine months ended September 30, 2024
North America	$961	$1,180	$1,108	$152	$310	$3,711
Europe and other	203	72	198	166	62	701
Total revenue	$1,164	$1,252	$1,306	$318	$372	$4,412
Nine months ended September 30, 2023
North America	$955	$1,375	$1,312	$189	$357	$4,188
Europe and other	229	56	338	188	61	872
Total revenue	$1,184	$1,431	$1,650	$377	$418	$5,060

As of September 30, 2024 and December 31, 2023, we had $348 million and $130 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2024 and 2023, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer to purchase additional product. The balances of customer incentives accrued as of September 30, 2024 and December 31, 2023 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which payment may vary based upon the terms and conditions of the applicable contract. As of September 30, 2024, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $1.8 billion. We expect to recognize approximately 11% of these performance obligations as revenue in the remainder of 2024, approximately 29% as revenue during 2025-2027, approximately 17% as revenue during 2028-2030, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.3 billion as of September 30, 2024. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2023 were satisfied in 2024.

CF INDUSTRIES HOLDINGS, INC.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$276	$164	$890	$1,251
Basic earnings per common share:
Weighted-average common shares outstanding	178.4	192.4	182.9	194.4
Net earnings attributable to common stockholders	$1.55	$0.85	$4.87	$6.44
Diluted earnings per common share:
Weighted-average common shares outstanding	178.4	192.4	182.9	194.4
Dilutive common shares—stock-based awards	0.2	0.5	0.2	0.5
Diluted weighted-average common shares outstanding	178.6	192.9	183.1	194.9
Net earnings attributable to common stockholders	$1.55	$0.85	$4.86	$6.42
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.
5.   Acquisition of Waggaman Ammonia Production Facility
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, from Dyno Nobel Louisiana Ammonia, LLC (DNLA), a U.S. subsidiary of Australia-based Incitec Pivot Limited (IPL), pursuant to an asset purchase agreement with DNLA and IPL. The facility has a nameplate production capacity of 880,000 tons of ammonia annually. Our acquisition of the Waggaman facility expanded our ammonia manufacturing and distribution capacity, including our ability to enable low-carbon ammonia production.
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
The consideration transferred on the acquisition date reflected an estimated net working capital adjustment and other adjustments to the purchase price, which was subject to further adjustment pursuant to the terms of the asset purchase agreement. The purchase price adjustments required under the asset purchase agreement were finalized in the second quarter of 2024, which resulted in a $2 million reduction in the purchase price with a corresponding reduction in goodwill. As a result, the final purchase price was $1.221 billion, and we finalized our purchase accounting for the Waggaman ammonia production facility in the second quarter of 2024.
In the nine months ended September 30, 2024, we incurred $4 million of integration costs related to the Waggaman acquisition. In the three and nine months ended September 30, 2023, we incurred $9 million and $25 million, respectively, of acquisition-related costs related to the Waggaman acquisition. In addition, we incurred $2 million of integration costs in both the three and nine months ended September 30, 2023. These costs are included in acquisition and integration costs in our consolidated statements of operations.

CF INDUSTRIES HOLDINGS, INC.
6.   Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Finished goods	$252	$256
Raw materials, spare parts and supplies	49	43
Total inventories	$301	$299
7.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Land	$115	$114
Machinery and equipment	13,766	13,716
Buildings and improvements	1,014	1,020
Construction in progress	548	394
Property, plant and equipment(1)	15,443	15,244
Less: Accumulated depreciation and amortization	8,627	8,103
Property, plant and equipment—net	$6,816	$7,141
_______________________________________________________________________________
(1)As of September 30, 2024 and December 31, 2023, we had property, plant and equipment that was accrued but unpaid of $122 million and $68 million, respectively. As of September 30, 2023 and December 31, 2022, we had property, plant and equipment that was accrued but unpaid of $80 million and $53 million, respectively.
Depreciation and amortization related to property, plant and equipment was $229 million and $701 million for the three and nine months ended September 30, 2024, respectively, and $211 million and $633 million for the three and nine months ended September 30, 2023, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to plant turnarounds are capitalized in property, plant and equipment when incurred.
Scheduled replacements and overhauls of plant machinery and equipment during a plant turnaround include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors and heat exchangers and the replacement of catalysts. Scheduled inspections, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications, are also conducted during plant turnarounds. Internal employee costs and overhead amounts are not considered plant turnaround costs and are not capitalized.
The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2024	2023
	(in millions)
Net capitalized plant turnaround costs as of January 1	$352	$312
Additions	120	121
Depreciation	(134)	(95)
Effect of exchange rate changes and other	—	(4)
Net capitalized plant turnaround costs as of September 30	$338	$334

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
In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in earnings (losses) of operating affiliate on our consolidated statements of operations for the three and nine months ended September 30, 2023. As of September 30, 2024, the total carrying value of our equity method investment in PLNL was $28 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $22 million and $68 million for the three and nine months ended September 30, 2024, respectively, and $20 million and $115 million for the three and nine months ended September 30, 2023, respectively.
9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$331	$—	$—	$331
Cash equivalents:
U.S. and Canadian government obligations	1,045	—	—	1,045
Other debt securities	501	—	—	501
Total cash and cash equivalents	$1,877	$—	$—	$1,877
Nonqualified employee benefit trusts	15	3	—	18

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$208	$—	$—	$208
Cash equivalents:
U.S. and Canadian government obligations	1,488	—	—	1,488
Other debt securities	336	—	—	336
Total cash and cash equivalents	$2,032	$—	$—	$2,032
Nonqualified employee benefit trusts	16	1	—	17
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

CF INDUSTRIES HOLDINGS, INC.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2024 and December 31, 2023 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,546	$1,546	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(5)	—	(5)	—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,824	$1,824	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(35)	—	(35)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of September 30, 2024 and December 31, 2023, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,970	$2,952	$2,968	$2,894
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
In the third quarter of 2023, we determined the carrying value of our equity method investment in PLNL exceeded its fair value and recorded an impairment of our equity method investment in PLNL of $43 million. See Note 8—Equity Method Investment for additional information.
10.   Income Taxes
For the three months ended September 30, 2024, we recorded an income tax provision of $59 million on pre-tax income of $400 million, or an effective tax rate of 14.8%, compared to an income tax provision of $23 million on pre-tax income of $253 million, or an effective tax rate of 9.1%, for the three months ended September 30, 2023. For the three months ended September 30, 2024, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions. For the three months ended September 30, 2023, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions and adjustments to accrued withholding taxes as a result of changes reflected on our filed U.S. federal return. For the three months ended September 30, 2024 and 2023, these income tax benefits in relation to pre-tax income of $400 million and $253 million, respectively, contributed to a lower effective tax rate compared to the U.S. statutory rate of 21%.
For the nine months ended September 30, 2024, we recorded an income tax provision of $244 million on pre-tax income of $1.33 billion, or an effective tax rate of 18.4%, compared to an income tax provision of $326 million on pre-tax income of $1.81 billion, or an effective tax rate of 18.0%, for the nine months ended September 30, 2023.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2024 of 14.8%, which is based on pre-tax income of $400 million, including $65 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher if based on pre-tax income exclusive of the $65 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2023 of 9.1%, which is based on pre-tax income of $253 million, including $66 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher if based on pre-tax income exclusive of the $66 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the nine months ended September 30, 2024 of 18.4%, which is based on pre-tax income of $1.33 billion, including $195 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher if based on pre-tax income exclusive of the $195 million of earnings attributable to the noncontrolling interest. Our

CF INDUSTRIES HOLDINGS, INC.
effective tax rate for the nine months ended September 30, 2023 of 18.0%, which is based on pre-tax income of $1.81 billion, including $235 million of earnings attributable to the noncontrolling interest, would be 2.7 percentage points higher if based on pre-tax income exclusive of the $235 million of earnings attributable to the noncontrolling interest.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006-2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. Based on current estimates and foreign currency exchange rates as of September 30, 2024, the interest relief from the CRA and Alberta TRA is estimated to be approximately $40 million, consisting of interest refunds of $37 million and related interest of $3 million. As a result, in the third quarter of 2024, we recognized a $37 million reduction in interest expense and $3 million of interest income in our consolidated statement of operations.
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
As of September 30, 2024, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2024 or December 31, 2023, or during the nine months ended September 30, 2024.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant. As of September 30, 2024, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of September 30, 2024, approximately $344 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2024 and December 31, 2023 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2024		December 31, 2023
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	745	750	744
Total long-term debt		$3,000	$2,970	$3,000	$2,968
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million and $7 million as of September 30, 2024 and December 31, 2023, respectively, and total deferred debt issuance costs were $24 million and $25 million as of September 30, 2024 and December 31, 2023, respectively.
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
12.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Interest on borrowings(1)	$37	$38	$112	$112
Fees on financing agreements(1)	3	2	7	6
Interest on tax liabilities(2)	(37)	1	(37)	1
Interest capitalized	(3)	(2)	(8)	(4)
Total interest expense	$—	$39	$74	$115
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
(2)See Note 10—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.
13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2024, we had natural gas derivative contracts covering certain periods through March 2025.
As of September 30, 2024, our open natural gas derivative contracts consisted of natural gas basis swaps for 17.5 million MMBtus of natural gas. As of December 31, 2023, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 49.0 million MMBtus of natural gas. For the nine months ended September 30, 2024, we used derivatives to cover approximately 20% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location	2024	2023	2024	2023
		(in millions)
Unrealized net (losses) gains on natural gas derivatives	Cost of sales	$(1)	$(7)	$33	$65
Realized net losses on natural gas derivatives	Cost of sales	(1)	(1)	(39)	(119)
Net derivative losses		$(2)	$(8)	$(6)	$(54)

The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2024 and December 31, 2023, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$4	$1	Other current liabilities	$(5)	$(35)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of September 30, 2024 and December 31, 2023, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $1 million and $34 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of September 30, 2024 and December 31, 2023, we had no cash collateral on deposit with counterparties for derivative contracts.

CF INDUSTRIES HOLDINGS, INC.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2024 and December 31, 2023:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2024
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

	2024	2023
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,656	$2,802
Earnings attributable to noncontrolling interest	195	235
Declaration of distributions payable	(308)	(459)
Balance as of September 30	$2,543	$2,578
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	308	459
Distributions to noncontrolling interest	(308)	(459)
Balance as of September 30	$—	$—
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023:
Second quarter	0.8	$50
Third quarter	1.9	150
Fourth quarter	2.9	225
Total shares repurchased in 2023	5.6	425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Total shares repurchased in 2024	14.4	1,128
Shares repurchased as of September 30, 2024	20.0	$1,553
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the nine months ended September 30, 2024, we repurchased approximately 14.4 million shares under the 2022 Share Repurchase Program for $1.13 billion, and we retired approximately 8.5 million shares of repurchased stock. As of September 30, 2024, we held approximately 6.1 million shares of treasury stock.
In the second quarter of 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million. In the nine months ended September 30, 2023, we repurchased approximately 2.7 million shares under the 2022 Share Repurchase Program for $200 million, and we retired approximately 3.3 million shares of repurchased stock.

CF INDUSTRIES HOLDINGS, INC.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2023	$(146)	$3	$(66)	$(209)
Loss arising during the period	—	—	(2)	(2)
Effect of exchange rate changes and deferred taxes	5	—	(3)	2
Balance as of September 30, 2024	$(141)	$3	$(71)	$(209)

Balance as of December 31, 2022	$(179)	$3	$(54)	$(230)
Gain arising during the period	—	—	5	5
Reclassification to earnings	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	3	—	(2)	1
Balance as of September 30, 2023	$(176)	$3	$(52)	$(225)

CF INDUSTRIES HOLDINGS, INC.
16.   Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management. Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2024 and 2023 are presented in the table below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended September 30, 2024
Net sales	$353	$388	$406	$106	$117	$1,370
Cost of sales	270	228	272	82	74	926
Gross margin	$83	$160	$134	$24	$43	444
Total other operating costs and expenses						82
Equity in earnings of operating affiliate						2
Operating earnings						$364
Three months ended September 30, 2023
Net sales	$235	$360	$435	$114	$129	$1,273
Cost of sales	214	226	302	79	75	896
Gross margin	$21	$134	$133	$35	$54	377
Total other operating costs and expenses						97
Equity in losses of operating affiliate(2)						(36)
Operating earnings						$244

Nine months ended September 30, 2024
Net sales	$1,164	$1,252	$1,306	$318	$372	$4,412
Cost of sales	869	711	813	262	225	2,880
Gross margin	$295	$541	$493	$56	$147	1,532
Total other operating costs and expenses						228
Equity in earnings of operating affiliate						1
Operating earnings						$1,305
Nine months ended September 30, 2023
Net sales	$1,184	$1,431	$1,650	$377	$418	$5,060
Cost of sales	797	775	937	264	243	3,016
Gross margin	$387	$656	$713	$113	$175	2,044
Total other operating costs and expenses						228
Equity in losses of operating affiliate(2)						(12)
Operating earnings						$1,804
_______________________________________________________________________________
(1)The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.
(2)Equity in losses of operating affiliate for the three and nine months ended September 30, 2023 includes an impairment of our equity method investment in PLNL of $43 million. See Note 8—Equity Method Investment for additional information.

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
•Market Conditions
•Financial Executive Summary
•Acquisition of Waggaman Ammonia Production Facility
•Items Affecting Comparability of Results
•Consolidated Results of Operations
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements

Overview of CF Holdings
Our Company
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable green and low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement, and other industrial activities. Our nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia.
Our principal assets as of September 30, 2024 include:
•six U.S. manufacturing facilities located in Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 14—Noncontrolling Interest for additional information on our strategic venture with CHS);
•two Canadian manufacturing facilities, located in Medicine Hat, Alberta (the largest ammonia production complex in Canada) and Courtright, Ontario;
•a United Kingdom manufacturing facility located in Billingham;

CF INDUSTRIES HOLDINGS, INC.
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago (Trinidad) that we account for under the equity method.
Our Strategy
At our core, CF Industries is a producer of ammonia. We use the Haber-Bosch process to fix atmospheric nitrogen with hydrogen from natural gas to produce anhydrous ammonia, whose chemical composition is NH3. We sell the ammonia itself or upgrade it to products such as granular urea, UAN and DEF. A majority of the ammonia and ammonia-derived products we manufacture are used as fertilizer, as the nitrogen content provides energy essential for crop growth. Other important uses of our products include emissions control.
Our strategy leverages our unique capabilities to accelerate the world’s transition to clean energy. We believe this strategy builds upon our leadership in ammonia production to capture emerging opportunities to produce ammonia with a lower carbon intensity than that of ammonia produced through traditional processes. These opportunities include traditional applications in agriculture to help reduce the carbon footprint of food production and the life cycle carbon intensity of ethanol production, enabling production of sustainable aviation fuel, among other purposes. These opportunities also include new growth opportunities from energy-intensive industries, such as power generation and marine shipping, as ammonia represents an efficient mechanism to both ship and store hydrogen, as well as a clean energy fuel source in its own right as ammonia does not contain or emit carbon when combusted. Our strategy also strengthens our existing business.
We execute our strategy across four dimensions:
•decarbonizing our existing network to accelerate the availability of low-carbon ammonia and upgraded nitrogen products for traditional agricultural and industrial applications;
•evaluating new low-carbon ammonia capacity growth to supply emerging opportunities from power generation and marine shipping, among others;
•forging partnerships to accelerate our timeline, reducing risks and bridging gaps in areas where we do not have expertise; and
•collaborating to build understanding of ammonia’s clean energy capability, safety track record and regulatory environment.
Decarbonization projects in our existing network include our green ammonia project at our Donaldsonville, Louisiana, complex. Green ammonia refers to ammonia produced with hydrogen sourced from an electrolysis process that produces no carbon dioxide emissions. Commissioning of our green hydrogen production facility, consisting of a 20-megawatt alkaline water electrolysis plant to produce hydrogen, continues. At full electrolyzer capacity, we will be able to produce approximately 20,000 tons of green ammonia per year. At the time of its startup, we believe that the Donaldsonville green ammonia project will represent North America’s first commercial-scale green ammonia capacity. Under proposed regulations, the hydrogen produced and used in our green ammonia production is expected to qualify for tax credits under Section 45V of the Internal Revenue Code.
We are also advancing decarbonization projects at our Donaldsonville and Yazoo City complexes that leverage carbon capture and sequestration (CCS) to enable the production of low-carbon ammonia. Low-carbon ammonia is ammonia produced by conventional processes but with approximately 60-98% of the process and flue gas carbon dioxide (CO2) generated by ammonia production and currently emitted to the atmosphere removed through CCS. CCS requires the construction of CO2 dehydration and compression units to enable CO2 captured from the ammonia production process to be transported and sequestered. Construction of the dehydration and compression unit at our Donaldsonville complex is in advanced stages, with an estimated total cost of approximately $200 million over the life of the project. Construction of the dehydration and compression unit at our Yazoo City complex is expected to cost approximately $100 million over the life of the project. For each facility we have contracted with ExxonMobil to transport and sequester the captured CO2 in permanent geologic storage. At Donaldsonville, CCS is expected to commence in 2025 and annually will capture up to approximately 2 million tonnes of CO2. At Yazoo City, CCS is expected to commence in 2028 and annually will capture up to approximately 500,000 tonnes of CO2. Each project is expected to qualify under Section 45Q of the Internal Revenue Code for tax credits per tonne of sequestered CO2.
We are also evaluating the construction of export-oriented greenfield low-carbon ammonia capacity at our Blue Point complex in Ascension Parish, Louisiana. This evaluation includes assessing ammonia production technology options that will

CF INDUSTRIES HOLDINGS, INC.
meet the carbon intensity requirements of end users. In the fourth quarter of 2023, we completed a front-end engineering and design (FEED) study on a potential approximately 1.2 million tonne capacity greenfield steam methane reforming (SMR) ammonia facility with CCS technologies that would enable sequestration of process CO2 emissions. The FEED study estimated the cost of a project with these attributes to be in the range of $3 billion, with approximately $2.5 billion allocated to the ammonia facility and CCS technologies and approximately $500 million allocated to scalable common infrastructure for the Blue Point complex, such as ammonia storage and a vessel loading dock.
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
We have entered into joint development agreements (JDAs) with two potential partners, Mitsui & Co., Ltd. and JERA Co., Inc. The JDAs guide our evaluation of potential joint ventures to build a greenfield ammonia plant to supply low-carbon ammonia to developing energy markets and traditional ammonia markets where demand for low-carbon product is emerging.
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
In the third quarter of 2024, the average selling price for our products was $286 per ton, an increase of 7% compared to $268 per ton in the third quarter of 2023, primarily reflecting a higher average selling price in our Ammonia segment. Higher average selling prices resulted in an increase in net sales of approximately $52 million in the third quarter of 2024 compared to the third quarter of 2023.
In the nine months ended September 30, 2024, the average selling price for our products was $311 per ton, or 13% lower compared to $356 per ton in the nine months ended September 30, 2023. This resulted in a decrease in net sales of approximately $680 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Nitrogen Sales Volume
Sales volume in the third quarter of 2024 was 4.8 million tons compared to 4.7 million tons in the third quarter of 2023, which resulted in an increase in net sales of approximately $45 million. Higher sales volume reflects an increase in sales volume as a result of the Waggaman acquisition on December 1, 2023, as further described below, partially offset by lower supply availability resulting from lower beginning inventory entering the third quarter of 2024.
Sales volume was approximately 14.2 million tons in both the nine months ended September 30, 2024 and 2023. An increase in sales volume as a result of the Waggaman acquisition on December 1, 2023, was largely offset by lower sales volume due primarily to (i) lower production excluding the impact of the Waggaman acquisition, due in part to the impact of production outages from a winter storm in the first quarter of 2024, and (ii) lower beginning inventory compared to the prior year period.

CF INDUSTRIES HOLDINGS, INC.
In January 2024, a winter storm produced extremely cold temperatures that impacted our operations, including the temporary shut-down and lost production at certain of our plants. Due to the impact of plant downtime resulting from the adverse weather and additional plant maintenance activity in the first quarter of 2024, we purchased and resold approximately 62,000 tons of ammonia and 48,000 tons of granular urea at near breakeven margins in order to fulfill sales commitments. The plant downtime led to approximately $75 million of additional costs in the first quarter of 2024 for maintenance, repairs and certain unabsorbed fixed costs.
The Waggaman acquisition, which we completed on December 1, 2023, increased our ammonia sales volume in the third quarter and first nine months of 2024 by approximately 217,000 tons and 500,000 tons, respectively.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 27% and 40% of our production costs in the first nine months of 2024 and the year ended December 31, 2023, respectively. Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Average daily market price of natural gas Henry Hub (Louisiana) (per MMBtu)	$2.08	$2.58	$(0.50)	(19)%	$2.19	$2.46	$(0.27)	(11)%
In the third quarter of 2024, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 17% to $2.10 per MMBtu from $2.54 per MMBtu in the third quarter of 2023. This decrease in natural gas costs resulted in an increase in gross margin of $40 million, excluding the impact of the Waggaman acquisition, compared to the third quarter of 2023. In the first nine months of 2024, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, decreased 39% to $2.38 per MMBtu from $3.90 per MMBtu in the first nine months of 2023. This decrease in natural gas costs resulted in an increase in gross margin of $390 million, excluding the impact of the Waggaman acquisition, compared to the first nine months of 2023.
Natural Gas Market Factors
In the first quarter of 2024, warmer-than-normal average temperatures in North America drove lower heating demand for natural gas, in spite of a short-lived period of extremely cold temperatures in January 2024 that affected most of North America. North American natural gas supply remained strong through the quarter, with a decline in supply occurring near the end of the quarter as producers responded to a weaker price environment. In addition, although the higher cost for natural gas outside of North America incentivized liquefaction facilities in the United States to export domestic natural gas during the first quarter of 2024, an outage at the Freeport liquefied natural gas facility limited total gas exports, supporting domestic supply.
During the second quarter of 2024, there was a decline in natural gas supply as producers responded to a weaker price environment, limiting the domestic supply available to be injected into storage during the quarter. In addition, natural gas demand for power generation reached record levels in the second quarter of 2024 as higher-than-normal temperatures drove increased cooling demand.
In the third quarter of 2024, the decline in natural gas supply continued as producers curtailed production in response to low natural gas prices. Natural gas demand from the power generation sector set records despite increased solar and wind generation, as low natural gas prices increased demand for gas-fired power. Liquefied natural gas exports were steady through the quarter as delays on commissioning of new facilities and maintenance activities at existing plants held exports at levels reached during the second quarter of 2024. Natural gas in storage remained above historical levels despite continued below-average injections into storage during the quarter. At the end of the third quarter of 2024, storage levels in North America were 4% higher compared to one year ago and 6% higher than the five-year average.

CF INDUSTRIES HOLDINGS, INC.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $276 million for the three months ended September 30, 2024 compared to $164 million for the three months ended September 30, 2023, an increase in net earnings of $112 million, or 68%. The increase in net earnings for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily reflects the following:
•an increase in gross margin of $67 million, as described below;
•a $40 million reduction in interest expense—net related to the Canada Revenue Agency Competent Authority Matter, which is described below under “Items Affecting Comparability of Results;” and
•a pre-tax impairment of our equity method investment of $43 million in the third quarter of 2023 that did not recur in 2024, which is described below under “Items Affecting Comparability of Results.”
These factors that increased gross margin were partially offset by a higher income tax provision as a result of an increase in earnings.
Gross margin increased by $67 million, or 18%, to $444 million for the three months ended September 30, 2024 compared to $377 million for the three months ended September 30, 2023. The increase in gross margin was due primarily to a 7% increase in average selling prices to $286 per ton in the third quarter of 2024 from $268 per ton in the third quarter of 2023, which increased gross margin by $52 million, and including the impact of the Waggaman acquisition, an increase in sales volume, which increased gross margin by $18 million. In addition, lower natural gas costs increased gross margin by $40 million, excluding the impact of the Waggaman acquisition. These factors that increased gross margin were partially offset by higher costs for maintenance activity.
Diluted net earnings per share attributable to common stockholders increased $0.70 per share, or 82%, to $1.55 per share in the third quarter of 2024 compared to $0.85 per share in the third quarter of 2023, due primarily to higher net earnings and lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase program. Diluted weighted-average common shares outstanding were 178.6 million shares for the three months ended September 30, 2024, a decrease of 7% compared to diluted weighted-average common shares outstanding of 192.9 million shares for the three months ended September 30, 2023.
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

CF INDUSTRIES HOLDINGS, INC.
Items Affecting Comparability of Results
For the three months ended September 30, 2024 and 2023, we reported net earnings attributable to common stockholders of $276 million and $164 million, respectively. For the nine months ended September 30, 2024 and 2023, we reported net earnings attributable to common stockholders of $890 million and $1.25 billion, respectively. In addition to the impact of market conditions and the acquisition of the Waggaman ammonia production facility discussed above, certain items affected the comparability of our financial results for the three and nine months ended September 30, 2024 and 2023. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$1	$1	$7	$5	$(33)	$(25)	$(65)	$(50)
Loss on foreign currency transactions, including intercompany loans(2)	1	1	7	5	2	2	5	4
U.K. operations restructuring	—	—	5	4	—	—	7	5
Acquisition and integration costs	—	—	11	9	4	3	27	21
Impairment of equity method investment in PLNL(3)	—	—	43	33	—	—	43	33
Canada Revenue Agency Competent Authority Matter:
Interest expense (income)—net(4)	(40)	(39)	—	—	(40)	(39)	—	—
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)Included in equity in earnings (losses) of operating affiliate in our consolidated statements of operations.
(4)Included in interest expense and interest income in our consolidated statements of operations.
Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2024 and 2023, we recognized unrealized net mark-to-market losses on natural gas derivatives of $1 million and $7 million, respectively. In the nine months ended September 30, 2024 and 2023, we recognized unrealized net mark-to-market gains on natural gas derivatives of $33 million and $65 million, respectively.
Loss on foreign currency transactions, including intercompany loans
In the three months ended September 30, 2024 and 2023, we recognized a loss on foreign currency transactions of $1 million and $7 million, respectively. In the nine months ended September 30, 2024 and 2023, we recognized a loss on foreign currency transactions of $2 million and $5 million, respectively. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that are not permanently invested.
U.K. operations restructuring
In the three and nine months ended September 30, 2023, we incurred restructuring costs of $5 million and $7 million, respectively, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees as a result of our approved plan to permanently close the Billingham ammonia plant.

CF INDUSTRIES HOLDINGS, INC.
Acquisition and integration costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In the nine months ended September 30, 2024, we incurred $4 million of integration costs related to the Waggaman acquisition. In the three and nine months ended September 30, 2023, we incurred $9 million and $25 million, respectively, of acquisition-related costs related to the Waggaman acquisition. In addition, we incurred $2 million of integration costs in both the three and nine months ended September 30, 2023. These costs are included in acquisition and integration costs in our consolidated statements of operations.
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
In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in earnings (losses) of operating affiliate on our consolidated statements of operations for the three and nine months ended September 30, 2023.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006-2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. Based on current estimates and foreign currency exchange rates as of September 30, 2024, the interest relief from the CRA and Alberta TRA is estimated to be approximately $40 million, consisting of interest refunds of $37 million and related interest of $3 million. As a result, in the third quarter of 2024, we recognized $40 million of income consisting of a $37 million reduction in interest expense and $3 million of interest income.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,370	$1,273	$97	8%	$4,412	$5,060	$(648)	(13)%
Cost of sales	926	896	30	3%	2,880	3,016	(136)	(5)%
Gross margin	444	377	67	18%	1,532	2,044	(512)	(25)%
Gross margin percentage	32.4%	29.6%	2.8%		34.7%	40.4%	(5.7)%
Selling, general and administrative expenses	78	68	10	15%	242	213	29	14%
U.K. operations restructuring	—	5	(5)	(100)%	—	7	(7)	(100)%
Acquisition and integration costs	—	11	(11)	(100)%	4	27	(23)	(85)%
Other operating—net	4	13	(9)	(69)%	(18)	(19)	1	5%
Total other operating costs and expenses	82	97	(15)	(15)%	228	228	—	—%
Equity in earnings (losses) of operating affiliate	2	(36)	38	N/M	1	(12)	13	N/M
Operating earnings	364	244	120	49%	1,305	1,804	(499)	(28)%
Interest expense	—	39	(39)	(100)%	74	115	(41)	(36)%
Interest income	(32)	(45)	13	29%	(90)	(115)	25	22%
Other non-operating—net	(4)	(3)	(1)	(33)%	(8)	(8)	—	—%
Earnings before income taxes	400	253	147	58%	1,329	1,812	(483)	(27)%
Income tax provision	59	23	36	157%	244	326	(82)	(25)%
Net earnings	341	230	111	48%	1,085	1,486	(401)	(27)%
Less: Net earnings attributable to noncontrolling interest	65	66	(1)	(2)%	195	235	(40)	(17)%
Net earnings attributable to common stockholders	$276	$164	$112	68%	$890	$1,251	$(361)	(29)%
Diluted net earnings per share attributable to common stockholders	$1.55	$0.85	$0.70	82%	$4.86	$6.42	$(1.56)	(24)%
Diluted weighted-average common shares outstanding	178.6	192.9	(14.3)	(7)%	183.1	194.9	(11.8)	(6)%
Dividends declared per common share	$0.50	$0.40	$0.10	25%	$1.50	$1.20	$0.30	25%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.09	$2.53	$(0.44)	(17)%	$2.23	$3.43	$(1.20)	(35)%
Realized derivatives loss in cost of sales(2)	0.01	0.01	—	—%	0.15	0.47	(0.32)	(68)%
Cost of natural gas used for production in cost of sales	$2.10	$2.54	$(0.44)	(17)%	$2.38	$3.90	$(1.52)	(39)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.08	$2.58	$(0.50)	(19)%	$2.19	$2.46	$(0.27)	(11)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$7	$(6)	(86)%	$(33)	$(65)	$32	49%
Depreciation and amortization	$229	$213	$16	8%	$704	$640	$64	10%
Capital expenditures	$139	$147	$(8)	(5)%	$321	$311	$10	3%
Sales volume by product tons (000s)	4,797	4,745	52	1%	14,196	14,218	(22)	—%
Production volume by product tons (000s):
Ammonia(3)	2,433	2,238	195	9%	7,183	6,971	212	3%
Granular urea	1,167	1,081	86	8%	3,381	3,414	(33)	(1)%
UAN (32%)(4)	1,521	1,749	(228)	(13)%	4,985	5,012	(27)	(1)%
AN	364	416	(52)	(13)%	1,038	1,104	(66)	(6)%

CF INDUSTRIES HOLDINGS, INC.
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
(4)UAN product tons assume a 32% nitrogen content basis for production volume.

Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales
Our total net sales increased $97 million, or 8%, to $1.37 billion in the third quarter of 2024 compared to $1.27 billion in the third quarter of 2023. The change in our net sales reflects (i) the impact of the Waggaman acquisition completed on December 1, 2023, which increased our net sales by $77 million, and (ii) a $20 million, or 2%, increase in our net sales excluding the impact of the Waggaman acquisition, due primarily to an increase in our average selling price.
Our average selling price increased 7% to $286 per ton in the third quarter of 2024 compared to $268 per ton in the third quarter of 2023, due to higher average selling prices across most of our segments. The impact of higher average selling prices was an increase in net sales of approximately $52 million for the third quarter of 2024 compared to the third quarter of 2023.
Our total sales volume was approximately 4.8 million product tons in the third quarter of 2024 compared to 4.7 million in the third quarter of 2023 as higher sales volume in our Ammonia and Granular Urea segments was partially offset by lower sales volume in our UAN, Other and AN segments. Higher sales volume in our Ammonia segment includes the impact of the Waggaman acquisition of 217,000 product tons.
Gross ammonia production for the three and nine months ended September 30, 2024 was 2.4 million tons and 7.2 million tons, respectively. We expect gross ammonia production for 2024 will be approximately 9.8 million tons.
Cost of Sales
Our total cost of sales increased $30 million, or 3%, to $926 million in the third quarter of 2024 from $896 million in the third quarter of 2023. The increase in our cost of sales was due primarily to the impact of the Waggaman acquisition, which increased our cost of sales by $50 million, and higher costs for maintenance activity, partially offset by lower costs for natural gas, including the impact of realized derivatives, which decreased cost of sales by $40 million, excluding the impact of the Waggaman acquisition, and lower sales volume, excluding the impact of the Waggaman acquisition, which decreased cost of sales by $20 million.

Cost of sales averaged $193 per ton in the third quarter of 2024 compared to $189 per ton in the third quarter of 2023. The increase was due primarily to higher costs for maintenance activity, partially offset by lower realized natural gas costs, including the impact of realized derivatives. Our cost of natural gas, including the impact of realized derivatives, decreased 17% to $2.10 per MMBtu in the third quarter of 2024 from $2.54 per MMBtu in the third quarter of 2023. The impact of the Waggaman acquisition on our cost of sales per ton was not material.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $78 million in the third quarter of 2024, a 15% increase from $68 million in the third quarter of 2023. The increase was due primarily to an increase in amortization expense resulting from the customer relationships recognized in conjunction with the Waggaman acquisition on December 1, 2023.
Acquisition and Integration Costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In the three months ended September 30, 2023, we incurred $9 million of acquisition-related costs and $2 million of integration costs.
Other Operating—Net
Other operating—net was $4 million of expense in the third quarter of 2024 compared to $13 million of expense in the third quarter of 2023. The $4 million of expense in the third quarter of 2024 consists primarily of costs related to FEED studies for our clean energy initiatives. The $13 million of expense in the third quarter of 2023 consists primarily of a loss on foreign currency transactions and costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for

CF INDUSTRIES HOLDINGS, INC.
additional information related to our clean energy initiatives.
Equity in Earnings (Losses) of Operating Affiliate
Equity in earnings (losses) of operating affiliate was $2 million of earnings in the third quarter of 2024 compared to $36 million of losses in the third quarter of 2023, which includes an impairment of our equity method investment in PLNL of $43 million. See “Items Affecting Comparability of Results—Impairment of equity method investment in PLNL,” above, for further discussion. Lower equity in earnings of operating affiliate in the third quarter of 2024 compared to the third quarter of 2023, excluding the impact from the impairment charge, primarily reflects a decrease in the operating results of PLNL as a result of higher natural gas costs and lower operating rates at PLNL due to lower availability of natural gas.
Interest Expense
The decrease in interest expense of $39 million in the third quarter of 2024 compared to the third quarter of 2023 was due primarily to a $37 million reduction in interest expense related to discretionary interest relief that is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Interest Income
Interest income was $32 million in the third quarter of 2024 compared to $45 million in the third quarter of 2023. The decrease of $13 million was due primarily to a decrease in interest income on short-term investments, partially offset by $3 million in interest income related to discretionary interest relief that is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Income Tax Provision
For the three months ended September 30, 2024, we recorded an income tax provision of $59 million on pre-tax income of $400 million, or an effective tax rate of 14.8%, compared to an income tax provision of $23 million on pre-tax income of $253 million, or an effective tax rate of 9.1%, for the three months ended September 30, 2023. For the three months ended September 30, 2024, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions. For the three months ended September 30, 2023, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions and adjustments to accrued withholding taxes as a result of changes reflected on our filed U.S. federal return. For the three months ended September 30, 2024 and 2023, these income tax benefits in relation to pre-tax income of $400 million and $253 million, respectively, contributed to a lower effective tax rate compared to the U.S. statutory rate of 21%.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended September 30, 2024 of 14.8%, which is based on pre-tax income of $400 million, including $65 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher, or 17.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $65 million. Our effective tax rate for the three months ended September 30, 2023 of 9.1%, which is based on pre-tax income of $253 million, including $66 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher, or 12.3%, if based on pre-tax income exclusive of the $66 million of earnings attributable to the noncontrolling interest. See Note 14—Noncontrolling Interest for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest were $65 million in the third quarter of 2024, essentially unchanged from $66 million in the third quarter of 2023.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.70, or 82%, to $1.55 per share in the third quarter of 2024 from $0.85 per share in the third quarter of 2023. This increase was due primarily to an increase in gross margin, driven by higher average selling prices and lower costs for natural gas, a reduction in interest expense, and a pre-tax impairment of our equity method investment in the third quarter of 2023 that did not recur in 2024. These factors were partially offset by an increase in the income tax provision resulting from higher profitability. Additionally, diluted weighted-average common shares outstanding declined 7% from 192.9 million shares for the three months ended September 30, 2023 to 178.6 million shares for the three months ended September 30, 2024, due primarily to repurchases of common shares under our share repurchase program.

CF INDUSTRIES HOLDINGS, INC.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales
Our total net sales decreased $648 million, or 13%, to $4.41 billion in the first nine months of 2024 compared to $5.06 billion in the first nine months of 2023. The change in our net sales reflects (i) the impact of the Waggaman acquisition completed on December 1, 2023, which increased our net sales by $191 million, and (ii) a $839 million, or 17%, decline in our net sales excluding the impact of the Waggaman acquisition, due primarily to a decrease in average selling prices of approximately 13%.
Our average selling price was $311 per ton in the first nine months of 2024 compared to $356 per ton in the first nine months of 2023, due to lower average selling prices across all our segments, as lower global energy costs reduced the global market clearing price required to meet global demand. The impact of lower average selling prices was a decrease in net sales of approximately $680 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Our total sales volume was 14.2 million product tons in both the first nine months of 2024 and the first nine months of 2023, as lower sales volume in our UAN, Other and AN segments was partially offset by higher sales volume in our Ammonia segment driven by the impact of the Waggaman acquisition. Excluding the impact of the Waggaman acquisition, the impact of lower sales volume was a decrease in net sales of approximately $159 million.
Cost of Sales
Our total cost of sales decreased $136 million, or 5%, to $2.88 billion in the first nine months of 2024 from $3.02 billion in the first nine months of 2023. The decrease in our cost of sales primarily reflects lower costs for natural gas, including the impact of realized derivatives. The impact of lower natural gas costs decreased cost of sales by $390 million, excluding the impact of the Waggaman acquisition. The impact of lower natural gas costs was partially offset by higher costs for planned and unplanned maintenance and repair activities in the first nine months of 2024, including as a result of the adverse weather in January 2024, as discussed above under “Nitrogen Sales Volume,” and the impact of the Waggaman acquisition, which increased our cost of sales by $158 million.
Cost of sales also includes the impact of a $33 million unrealized net mark-to-market gain on natural gas derivatives in the first nine months of 2024 compared to a $65 million gain in the first nine months of 2023.
Cost of sales averaged $203 per ton in the first nine months of 2024 compared to $212 per ton in the first nine months of 2023. Our cost of natural gas, including the impact of realized derivatives, decreased 39% to $2.38 per MMBtu in the first nine months of 2024 from $3.90 per MMBtu in the first nine months of 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $29 million to $242 million in the first nine months of 2024 compared to $213 million in the first nine months of 2023. The increase was due primarily to an increase in amortization expense as a result of the customer relationships recognized in conjunction with the Waggaman acquisition on December 1, 2023, and an increase in costs related to certain corporate initiatives.
Acquisition and Integration Costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In the nine months ended September 30, 2024, we incurred $4 million of integration costs related to the Waggaman acquisition. In the nine months ended September 30, 2023, we incurred $25 million of acquisition-related costs and $2 million of integration costs.
Other Operating—Net
Other operating—net was $18 million of income in the first nine months of 2024 compared to $19 million of income in the first nine months of 2023. In both the first nine months of 2024 and 2023, the income recognized consists primarily of gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.

CF INDUSTRIES HOLDINGS, INC.
Equity in Earnings (Losses) of Operating Affiliate
Equity in earnings (losses) of operating affiliate was $1 million of earnings in the first nine months of 2024 compared to $12 million of losses in the first nine months of 2023, which includes an impairment of our equity method investment in PLNL of $43 million. See “Items Affecting Comparability of Results—Impairment of equity method investment in PLNL,” above, for further discussion. Lower equity in earnings of operating affiliate in the first nine months of 2024 compared to the first nine months of 2023, excluding the impact from the impairment charge, primarily reflects a decrease in the operating results of PLNL as a result of a plant turnaround in the second quarter of 2024 at the PLNL facility in Trinidad, lower ammonia selling prices, higher natural gas costs and lower operating rates at PLNL due to lower availability of natural gas.
Interest Expense
Interest expense was $74 million in the first nine months of 2024 compared to $115 million in the first nine months of 2023. The decrease of $41 million was due primarily to a $37 million reduction in interest expense related to discretionary interest relief that is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Interest Income
Interest income was $90 million in the first nine months of 2024 compared to $115 million in the first nine months of 2023. The decrease of $25 million was due primarily to a decrease in interest income on short-term investments, partially offset by $3 million in interest income related to discretionary interest relief that is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Income Tax Provision
For the nine months ended September 30, 2024, we recorded an income tax provision of $244 million on pre-tax income of $1.33 billion, or an effective tax rate of 18.4%, compared to an income tax provision of $326 million on pre-tax income of $1.81 billion, or an effective tax rate of 18.0%, for the nine months ended September 30, 2023.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the nine months ended September 30, 2024 of 18.4%, which is based on pre-tax income of $1.33 billion, including $195 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher, or 21.5%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $195 million. Our effective tax rate for the nine months ended September 30, 2023 of 18.0%, which is based on pre-tax income of $1.81 billion, including $235 million of earnings attributable to the noncontrolling interest, would be 2.7 percentage points higher, or 20.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $235 million.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $40 million to $195 million in the first nine months of 2024 compared to $235 million in the first nine months of 2023 due to lower earnings of CFN driven by lower average selling prices, partially offset by lower natural gas costs.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $1.56, or 24%, to $4.86 per share in the first nine months of 2024 from $6.42 per share in the first nine months of 2023. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower costs for natural gas. Lower gross margin was partially offset by a decrease in the income tax provision resulting from lower profitability and a decrease in net earnings attributable to noncontrolling interest. Additionally, diluted weighted-average common shares outstanding declined 6% from 194.9 million shares for the nine months ended September 30, 2023 to 183.1 million shares for the nine months ended September 30, 2024, due primarily to repurchases of common shares under our share repurchase programs.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended September 30, 2024
Net sales	$353	$388	$406	$106	$117	$1,370
Cost of sales	270	228	272	82	74	926
Gross margin	$83	$160	$134	$24	$43	$444
Gross margin percentage	23.5%	41.2%	33.0%	22.6%	36.8%	32.4%
Three months ended September 30, 2023
Net sales	$235	$360	$435	$114	$129	$1,273
Cost of sales	214	226	302	79	75	896
Gross margin	$21	$134	$133	$35	$54	$377
Gross margin percentage	8.9%	37.2%	30.6%	30.7%	41.9%	29.6%
Nine months ended September 30, 2024
Net sales	$1,164	$1,252	$1,306	$318	$372	$4,412
Cost of sales	869	711	813	262	225	2,880
Gross margin	$295	$541	$493	$56	$147	$1,532
Gross margin percentage	25.3%	43.2%	37.7%	17.6%	39.5%	34.7%
Nine months ended September 30, 2023
Net sales	$1,184	$1,431	$1,650	$377	$418	$5,060
Cost of sales	797	775	937	264	243	3,016
Gross margin	$387	$656	$713	$113	$175	$2,044
Gross margin percentage	32.7%	45.8%	43.2%	30.0%	41.9%	40.4%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024(1)	2023	2024 v. 2023		2024(1)	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$353	$235	$118	50%	$1,164	$1,184	$(20)	(2)%
Cost of sales	270	214	56	26%	869	797	72	9%
Gross margin	$83	$21	$62	295%	$295	$387	$(92)	(24)%
Gross margin percentage	23.5%	8.9%	14.6%		25.3%	32.7%	(7.4)%
Sales volume by product tons (000s)	948	764	184	24%	2,845	2,469	376	15%
Sales volume by nutrient tons (000s)(2)	778	627	151	24%	2,333	2,025	308	15%
Average selling price per product ton	$372	$308	$64	21%	$409	$480	$(71)	(15)%
Average selling price per nutrient ton(2)	$454	$375	$79	21%	$499	$585	$(86)	(15)%
Gross margin per product ton	$88	$27	$61	226%	$104	$157	$(53)	(34)%
Gross margin per nutrient ton(2)	$107	$33	$74	224%	$126	$191	$(65)	(34)%
Depreciation and amortization	$55	$39	$16	41%	$176	$117	$59	50%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$2	$(2)	(100)%	$(12)	$(19)	$7	37%
_______________________________________________________________________________
(1)Includes the financial results of the Waggaman ammonia production facility, which we acquired on December 1, 2023. See “Acquisition of Waggaman Ammonia Production Facility” for additional information.
(2)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales.    Net sales in our Ammonia segment increased by $118 million, or 50%, to $353 million in the third quarter of 2024 from $235 million in the third quarter of 2023. The increase in our net sales reflects a 21% increase in average selling prices and a 24% increase in sales volume, including the impact of the Waggaman acquisition completed on December 1, 2023. Average selling prices increased to $372 per ton in the third quarter of 2024 compared to $308 per ton in the third quarter of 2023. The increase in our average selling price was due primarily to lower global supply availability due in part to lower natural gas availability in Trinidad and Egypt.
Ammonia sales volume in the third quarter of 2024 was approximately 948,000 tons, an increase of 184,000 tons, or 24%, compared to the third quarter of 2023. The increase in sales volume was due primarily to the impact of the Waggaman acquisition completed on December 1, 2023, which increased our ammonia sales volume in the third quarter of 2024 by approximately 217,000 tons. The impact of the Waggaman acquisition was partially offset by lower supply availability resulting from lower beginning inventory entering the third quarter of 2024.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $284 per ton in the third quarter of 2024, a 1% increase from $281 per ton in the third quarter of 2023. The increase was due primarily to higher costs for maintenance activity, partially offset by lower realized natural gas costs, including the impact of realized derivatives. The impact of the Waggaman acquisition on our cost of sales per ton in our Ammonia segment was not material.
Gross Margin.    Gross margin in our Ammonia segment increased by $62 million to $83 million in the third quarter of 2024 from $21 million in the third quarter of 2023, and our gross margin percentage was 23.5% in the third quarter of 2024 compared to 8.9% in the third quarter of 2023. The increase in gross margin was due primarily to a 21% increase in average selling prices, which increased gross margin by $56 million, the impact of the Waggaman acquisition, which increased gross margin by $27 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $17 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $37 million, and, excluding the impact of the

CF INDUSTRIES HOLDINGS, INC.
Waggaman acquisition completed on December 1, 2023, a decrease in sales volume, which decreased gross margin by $3 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales.    Net sales in our Ammonia segment decreased by $20 million, or 2%, to $1.16 billion in the nine months ended September 30, 2024 from $1.18 billion in the nine months ended September 30, 2023. The decrease in our net sales reflects a 15% decrease in average selling prices, partially offset by a 15% increase in sales volume, including the impact of the Waggaman acquisition completed on December 1, 2023. Average selling prices decreased to $409 per ton in the nine months ended September 30, 2024 compared to $480 per ton in the nine months ended September 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
In January 2024, a winter storm produced extremely cold temperatures that impacted our operations, including the temporary shut-down of certain of our plants. As a result of the adverse weather, we incurred additional maintenance costs in the first quarter of 2024. Due to the impact of plant downtime resulting from the adverse weather and additional plant maintenance activity in the first quarter of 2024, we purchased and resold approximately 62,000 tons of ammonia at near breakeven margins in order to fulfill sales commitments.
Ammonia sales volume in the nine months ended September 30, 2024 was 2.8 million tons, an increase of 15% compared to 2.5 million tons in the nine months ended September 30, 2023. The increase in sales volume reflects the impact of the Waggaman acquisition completed on December 1, 2023, which increased our ammonia sales volume in the nine months ended September 30, 2024 by approximately 500,000 tons, and approximately 62,000 tons of ammonia purchased and resold as described above, partially offset by lower supply availability resulting from lower beginning inventory, and, due to unfavorable weather, lower spring ammonia applications in North America compared to the nine months ended September 30, 2023.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $305 per ton in the nine months ended September 30, 2024, a 6% decrease from $323 per ton in the nine months ended September 30, 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance, repairs and certain unabsorbed fixed costs as a result of plant downtime, including the impact of the adverse weather in January 2024 as discussed above. The impact of the Waggaman acquisition on our cost of sales per ton in our Ammonia segment was not material.
Gross Margin.    Gross margin in our Ammonia segment decreased by $92 million, or 24%, to $295 million in the nine months ended September 30, 2024 from $387 million in the nine months ended September 30, 2023, and our gross margin percentage was 25.3% in the nine months ended September 30, 2024 compared to 32.7% in the nine months ended September 30, 2023. The decrease in gross margin was due primarily to a 15% decrease in average selling prices, which decreased gross margin by $164 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $100 million, and, excluding the impact of the Waggaman acquisition, a decrease in sales volume, which decreased gross margin by $20 million. These factors that decreased gross margin were partially offset by the impact of a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $166 million, and the impact of the Waggaman acquisition, which increased gross margin by $33 million. Gross margin also includes the impact of a $12 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024 compared to a $19 million gain in the nine months ended September 30, 2023.

CF INDUSTRIES HOLDINGS, INC.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$388	$360	$28	8%	$1,252	$1,431	$(179)	(13)%
Cost of sales	228	226	2	1%	711	775	(64)	(8)%
Gross margin	$160	$134	$26	19%	$541	$656	$(115)	(18)%
Gross margin percentage	41.2%	37.2%	4.0%		43.2%	45.8%	(2.6)%
Sales volume by product tons (000s)	1,177	1,062	115	11%	3,520	3,532	(12)	—%
Sales volume by nutrient tons (000s)(1)	541	488	53	11%	1,619	1,625	(6)	—%
Average selling price per product ton	$330	$339	$(9)	(3)%	$356	$405	$(49)	(12)%
Average selling price per nutrient ton(1)	$717	$738	$(21)	(3)%	$773	$881	$(108)	(12)%
Gross margin per product ton	$136	$126	$10	8%	$154	$186	$(32)	(17)%
Gross margin per nutrient ton(1)	$296	$275	$21	8%	$334	$404	$(70)	(17)%
Depreciation and amortization	$73	$66	$7	11%	$218	$216	$2	1%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$2	$(2)	(100)%	$(9)	$(18)	$9	50%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales.    Net sales in our Granular Urea segment increased $28 million, or 8%, to $388 million in the third quarter of 2024 from $360 million in the third quarter of 2023 due primarily to an 11% increase in sales volume, partially offset by a 3% decrease in average selling prices. Sales volume was higher due primarily to a production mix that favored granular urea production in the third quarter of 2024 compared to the third quarter of 2023. Average selling prices decreased to $330 per ton in the third quarter of 2024 compared to $339 per ton in the third quarter of 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $194 per ton in the third quarter of 2024, a decrease of 9% from $213 per ton in the third quarter of 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment increased by $26 million, or 19%, to $160 million in the third quarter of 2024 from $134 million in the third quarter of 2023, and our gross margin percentage was 41.2% in the third quarter of 2024 compared to 37.2% in the third quarter of 2023. The increase in gross margin was due primarily to an 11% increase in sales volume, which increased gross margin by $22 million, a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $15 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $1 million. These factors that increased gross margin were partially offset by 3% decrease in average selling prices, which decreased gross margin by $14 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales.    Net sales in our Granular Urea segment decreased $179 million, or 13%, to $1.25 billion in the nine months ended September 30, 2024 from $1.43 billion in the nine months ended September 30, 2023 due primarily to a 12% decrease in average selling prices. Average selling prices decreased to $356 per ton in the nine months ended September 30, 2024 compared to $405 per ton in the nine months ended September 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. Sales volume was 3.5 million tons in both the nine months ended September 30, 2024 and 2023. Lower sales volume in the first quarter of 2024, which was due primarily to a reduction in ammonia available

CF INDUSTRIES HOLDINGS, INC.
for upgrade and lower supply availability from the impact of severe weather that caused urea plant outages, was largely offset by higher sales volume in the second and third quarters of 2024 due primarily to a production mix that favored granular urea production. Sales volume in the nine months ended September 30, 2024 includes the impact of approximately 48,000 tons of granular urea purchased and resold in the first quarter of 2024 due to the impact of the severe weather described above.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $202 per ton in the nine months ended September 30, 2024, an 8% decrease from $219 per ton in the nine months ended September 30, 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs associated with maintenance activity in the nine months ended September 30, 2024.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $115 million, or 18%, to $541 million in the nine months ended September 30, 2024 from $656 million in the nine months ended September 30, 2023, and our gross margin percentage was 43.2% in the nine months ended September 30, 2024 compared to 45.8% in the nine months ended September 30, 2023. The decrease in gross margin was due primarily to a 12% decrease in average selling prices, which decreased gross margin by $151 million, a decrease in sales volume, which decreased gross margin by $17 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $32 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $94 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024 compared to an $18 million gain in the nine months ended September 30, 2023.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$406	$435	$(29)	(7)%	$1,306	$1,650	$(344)	(21)%
Cost of sales	272	302	(30)	(10)%	813	937	(124)	(13)%
Gross margin	$134	$133	$1	1%	$493	$713	$(220)	(31)%
Gross margin percentage	33.0%	30.6%	2.4%		37.7%	43.2%	(5.5)%
Sales volume by product tons (000s)	1,799	1,954	(155)	(8)%	5,158	5,425	(267)	(5)%
Sales volume by nutrient tons (000s)(1)	570	616	(46)	(7)%	1,632	1,710	(78)	(5)%
Average selling price per product ton	$226	$223	$3	1%	$253	$304	$(51)	(17)%
Average selling price per nutrient ton(1)	$712	$706	$6	1%	$800	$965	$(165)	(17)%
Gross margin per product ton	$74	$68	$6	9%	$96	$131	$(35)	(27)%
Gross margin per nutrient ton(1)	$235	$216	$19	9%	$302	$417	$(115)	(28)%
Depreciation and amortization	$69	$78	$(9)	(12)%	$206	$214	$(8)	(4)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$3	$(2)	(67)%	$(9)	$(18)	$9	50%
_______________________________________________________________________________
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales.    Net sales in our UAN segment decreased $29 million, or 7%, to $406 million in the third quarter of 2024 from $435 million in the third quarter of 2023 due to an 8% decrease in sales volume, partially offset by a 1% increase in average selling prices. Sales volume was lower due primarily to lower supply availability resulting from lower production in the third quarter of 2024 compared to the third quarter of 2023.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the third quarter of 2024, a 2% decrease from $155 per ton in the third quarter of 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance activity.
Gross Margin.    Gross margin in our UAN segment increased by $1 million, or 1%, to $134 million in the third quarter of 2024 from $133 million in the third quarter of 2023, and our gross margin percentage was 33.0% in the third quarter of 2024 compared to 30.6% in the third quarter of 2023. The increase in gross margin was due primarily to a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $7 million, a 1% increase in average selling prices, which increased gross margin by $5 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $2 million. These factors that increased gross margin were offset by an 8% decrease in sales volume, which decreased gross margin by $15 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2024 compared to a $3 million loss in the third quarter of 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales.    Net sales in our UAN segment decreased $344 million, or 21%, to $1.31 billion in the nine months ended September 30, 2024 from $1.65 billion in the nine months ended September 30, 2023 due primarily to a 17% decrease in average selling prices and a 5% decrease in sales volume. Average selling prices decreased to $253 per ton in the nine months ended September 30, 2024 compared to $304 per ton in the nine months ended September 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. Sales volume was lower due primarily to lower supply availability resulting from lower beginning inventory entering 2024.
Cost of Sales.    Cost of sales in our UAN segment averaged $157 per ton in the nine months ended September 30, 2024, a 9% decrease from $173 per ton in the nine months ended September 30, 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment decreased by $220 million, or 31%, to $493 million in the nine months ended September 30, 2024 from $713 million in the nine months ended September 30, 2023, and our gross margin percentage was 37.7% in the nine months ended September 30, 2024 compared to 43.2% in the nine months ended September 30, 2023. The decrease in gross margin was due primarily to a 17% decrease in average selling prices, which decreased gross margin by $273 million, a 5% decrease in sales volume, which decreased gross margin by $37 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $1 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $100 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024 compared to an $18 million gain in the nine months ended September 30, 2023.

CF INDUSTRIES HOLDINGS, INC.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$106	$114	$(8)	(7)%	$318	$377	$(59)	(16)%
Cost of sales	82	79	3	4%	262	264	(2)	(1)%
Gross margin	$24	$35	$(11)	(31)%	$56	$113	$(57)	(50)%
Gross margin percentage	22.6%	30.7%	(8.1)%		17.6%	30.0%	(12.4)%
Sales volume by product tons (000s)	377	414	(37)	(9)%	1,107	1,157	(50)	(4)%
Sales volume by nutrient tons (000s)(1)	129	141	(12)	(9)%	379	396	(17)	(4)%
Average selling price per product ton	$281	$275	$6	2%	$287	$326	$(39)	(12)%
Average selling price per nutrient ton(1)	$822	$809	$13	2%	$839	$952	$(113)	(12)%
Gross margin per product ton	$64	$85	$(21)	(25)%	$51	$98	$(47)	(48)%
Gross margin per nutrient ton(1)	$186	$248	$(62)	(25)%	$148	$285	$(137)	(48)%
Depreciation and amortization	$10	$13	$(3)	(23)%	$30	$36	$(6)	(17)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(1)	$(3)	$2	67%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales.    Net sales in our AN segment decreased $8 million, or 7%, to $106 million in the third quarter of 2024 from $114 million in the third quarter of 2023 due to a 9% decrease in sales volume, partially offset by a 2% increase in average selling prices. Sales volume declined due primarily to lower supply availability resulting from lower production in the third quarter of 2024. Average selling prices were $281 per ton in the third quarter of 2024 compared to $275 per ton in the third quarter of 2023.
Cost of Sales.    Cost of sales per ton in our AN segment averaged $217 per ton in the third quarter of 2024, a 14% increase from $190 per ton in the third quarter of 2023 due primarily to a higher cost per ton for purchased ammonia used for upgrading into AN in our United Kingdom operations and higher costs for maintenance activity in North America.
Gross Margin.    Gross margin in our AN segment decreased $11 million, or 31%, to $24 million in third quarter of 2024 from $35 million in the third quarter of 2023, and our gross margin percentage was 22.6% in the third quarter of 2024 compared to 30.7% in the third quarter of 2023. The factors that decreased gross margin were a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $10 million, and a 9% decrease in sales volume, which decreased gross margin by $4 million. These factors that decreased gross margin were partially offset by a 2% increase in average selling prices, which increased gross margin by $2 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $1 million.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales.    Net sales in our AN segment decreased $59 million, or 16%, to $318 million in the nine months ended September 30, 2024 from $377 million in the nine months ended September 30, 2023 due to a 12% decrease in average selling prices and a 4% decrease in sales volume. Average selling prices decreased to $287 per ton in the nine months ended September 30, 2024 compared to $326 per ton in the nine months ended September 30, 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.

CF INDUSTRIES HOLDINGS, INC.
Cost of Sales.    Cost of sales in our AN segment averaged $236 per ton in the nine months ended September 30, 2024, a 4% increase from $228 per ton in the nine months ended September 30, 2023. The increase was due primarily to higher costs for maintenance activity in North America, which was partially offset by the impact of lower realized natural gas costs, including the impact of realized derivatives, and, for our United Kingdom operations, a lower cost per ton for purchased ammonia used for upgrading into AN.
Gross Margin.    Gross margin in our AN segment decreased $57 million, or 50%, to $56 million in the nine months ended September 30, 2024 from $113 million in the nine months ended September 30, 2023, and our gross margin percentage was 17.6% in the nine months ended September 30, 2024 compared to 30.0% in the nine months ended September 30, 2023. The decrease in gross margin was due primarily to a 12% decrease in average selling prices, which decreased gross margin by $65 million and a 4% decrease in sales volume, which decreased gross margin by $10 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $11 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $9 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024 compared to a $3 million gain in the nine months ended September 30, 2023.
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

The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
	(dollars in millions, except per ton amounts)
Net sales	$117	$129	$(12)	(9)%	$372	$418	$(46)	(11)%
Cost of sales	74	75	(1)	(1)%	225	243	(18)	(7)%
Gross margin	$43	$54	$(11)	(20)%	$147	$175	$(28)	(16)%
Gross margin percentage	36.8%	41.9%	(5.1)%		39.5%	41.9%	(2.4)%
Sales volume by product tons (000s)	496	551	(55)	(10)%	1,566	1,635	(69)	(4)%
Sales volume by nutrient tons (000s)(1)	97	108	(11)	(10)%	305	321	(16)	(5)%
Average selling price per product ton	$236	$234	$2	1%	$238	$256	$(18)	(7)%
Average selling price per nutrient ton(1)	$1,206	$1,194	$12	1%	$1,220	$1,302	$(82)	(6)%
Gross margin per product ton	$87	$98	$(11)	(11)%	$94	$107	$(13)	(12)%
Gross margin per nutrient ton(1)	$443	$500	$(57)	(11)%	$482	$545	$(63)	(12)%
Depreciation and amortization	$15	$15	$—	—%	$48	$48	$—	—%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$(2)	$(7)	$5	71%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales.    Net sales in our Other segment decreased by $12 million, or 9%, to $117 million in the third quarter of 2024 from $129 million in the third quarter of 2023 due to a 10% decrease in sales volume, partially offset by a 1% increase in average selling prices. The decrease in sales volume was due primarily to lower DEF sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $149 per ton in the third quarter of 2024, a 10% increase from $136 per ton in the third quarter of 2023, due primarily to higher costs for maintenance activity.

CF INDUSTRIES HOLDINGS, INC.
Gross Margin.    Gross margin in our Other segment decreased by $11 million, or 20%, to $43 million in the third quarter of 2024 from $54 million in the third quarter of 2023, and our gross margin percentage was 36.8% in the third quarter of 2024 compared to 41.9% in the third quarter of 2023. The decrease in gross margin was due primarily to a 10% decrease in sales volume, which decreased gross margin by $9 million and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $5 million. These factors that decreased gross margin were partially offset by a 1% increase in average selling prices, which increased gross margin by $3 million.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales.    Net sales in our Other segment decreased by $46 million, or 11%, to $372 million in the nine months ended September 30, 2024 from $418 million in the nine months ended September 30, 2023 due to a 7% decrease in average selling prices and a 4% decrease in sales volume. The decrease in average selling prices was due primarily to lower global energy costs reducing the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to lower DEF sales volume, partially offset by higher nitric acid sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $144 per ton in the nine months ended September 30, 2024, a 3% decrease from $149 per ton in the nine months ended September 30, 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance activity.
Gross Margin.    Gross margin in our Other segment decreased by $28 million, or 16%, to $147 million in the nine months ended September 30, 2024 from $175 million in the nine months ended September 30, 2023, and our gross margin percentage was 39.5% in the nine months ended September 30, 2024 compared to 41.9% in the nine months ended September 30, 2023. The decrease in gross margin was due primarily to a 7% decrease in average selling prices, which decreased gross margin by $27 million and a 4% decrease in sales volume, which decreased gross margin by $15 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $19 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024 compared to a $7 million gain in the nine months ended September 30, 2023.
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
As of September 30, 2024, our cash and cash equivalents balance was $1.88 billion, a decrease of $155 million from $2.03 billion at December 31, 2023. The decrease in cash and cash equivalents primarily reflects cash used for share repurchases, capital expenditures, distributions to the noncontrolling interest, and the payment of dividends, partially offset by cash generated by operations, as described below under “Cash Flows.” At September 30, 2024, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
In the first, second and third quarters of 2024, quarterly dividends of $0.50 per common share were declared and paid, representing a 25% increase from the quarterly dividend of $0.40 per common share that was declared and paid in the fourth quarter of 2023.
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

CF INDUSTRIES HOLDINGS, INC.
federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $321 million in the first nine months of 2024 compared to $311 million in the first nine months of 2023.
We currently anticipate that capital expenditures for the full year 2024 will be approximately $525 million. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. Any of these changes in planned capital expenditures, individually or in the aggregate, could have a material impact on our results of operations and cash flows.
Acquisition of Waggaman Ammonia Production Facility
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana from Dyno Nobel Louisiana Ammonia, LLC (DNLA), a U.S. subsidiary of Australia-based Incitec Pivot Limited (IPL), pursuant to an asset purchase agreement with DNLA and IPL. The facility has a nameplate production capacity of 880,000 tons of ammonia annually. Our acquisition of the Waggaman facility expanded our ammonia manufacturing and distribution capacity, including our ability to enable low-carbon ammonia production.
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

CF INDUSTRIES HOLDINGS, INC.
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	2022 Share Repurchase Program
	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023:
Second quarter	0.8	$50
Third quarter	1.9	150
Fourth quarter	2.9	225
Total shares repurchased in 2023	5.6	425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Total shares repurchased in 2024	14.4	1,128
Shares repurchased as of September 30, 2024	20.0	$1,553
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the nine months ended September 30, 2024, we repurchased approximately 14.4 million shares under the 2022 Share Repurchase Program for $1.13 billion. In the nine months ended September 30, 2024, we retired approximately 8.5 million shares of repurchased stock, and we held approximately 6.1 million shares of treasury stock as of September 30, 2024.
In the second quarter of 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million. In the nine months ended September 30, 2023, we repurchased approximately 2.7 million shares under the 2022 Share Repurchase Program for $200 million, and we retired approximately 3.3 million shares of repurchased stock.
Canada Revenue Agency Competent Authority Matter
In connection with the matter described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter,” in the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. Based on current estimates and foreign currency exchange rates as of September 30, 2024, the interest relief from the CRA and Alberta TRA is estimated to be approximately $40 million, consisting of interest refunds of $37 million and related interest of $3 million. As a result, in the third quarter of 2024, we recognized a $37 million reduction in interest expense and $3 million of interest income in our consolidated statement of operations. We expect to receive the interest refunds in late 2024 or 2025.
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

CF INDUSTRIES HOLDINGS, INC.
As of September 30, 2024, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2024 or December 31, 2023, or during the nine months ended September 30, 2024.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of September 30, 2024, approximately $344 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2024 and December 31, 2023 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2024		December 31, 2023
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	745	750	744
Total long-term debt		$3,000	$2,970	$3,000	$2,968
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million and $7 million as of September 30, 2024 and December 31, 2023, respectively, and total deferred debt issuance costs were $24 million and $25 million as of September 30, 2024 and December 31, 2023, respectively.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2024 and December 31, 2023, we had $348 million and $130 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2024, our open natural gas derivative contracts consisted of natural gas basis swaps for 17.5 million MMBtus of natural gas. As of December 31, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 49.0 million MMBtus of natural gas.
Defined Benefit Pension Plans
We contributed $22 million to our pension plans in the nine months ended September 30, 2024. Over the remainder of 2024, we expect to contribute approximately $1 million to our pension plans, which would result in our making total contributions of approximately $23 million to our pension plans for the full year 2024. In addition, as of September 30, 2024, we expect to contribute to our U.K. pension plans a total of approximately £18 million (or $24 million) for the three-year period from 2025 to 2027, as currently agreed with the plans’ trustees.
Distributions to Noncontrolling Interest in CFN
On January 31, 2024, CFN distributed approximately $144 million to CHS for the distribution period ended December 31, 2023. On July 31, 2024, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2024 in accordance with CFN’s limited liability company agreement, and CFN distributed approximately $164 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2024 is approximately $65 million.
Cash Flows
Net cash provided by operating activities during the first nine months of 2024 was $1.85 billion, a decrease of $426 million, compared to $2.28 billion in the first nine months of 2023. The decrease in cash flow from operations was due primarily to lower net earnings and changes in net working capital. Net earnings for the first nine months of 2024 was $1.09 billion compared to $1.49 billion for the first nine months of 2023, a decrease of $401 million. The decrease in net earnings was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower natural gas costs. During the first nine months of 2024, net changes in working capital contributed $64 million less toward net cash from operations, than in the first nine months of 2023. These changes primarily occurred in accounts receivable and inventories, partially offset by changes in accounts payable, accrued expenses and customer advances.
Net cash used in investing activities was $273 million in the first nine months of 2024 compared to $271 million in the first nine months of 2023. Capital expenditures totaled $321 million during the first nine months of 2024 compared to $311 million in the first nine months of 2023. Proceeds from the sale of emission credits was $47 million in the first nine months of 2024 compared to $39 million in the first nine months of 2023.
Net cash used in financing activities was $1.74 billion in the first nine months of 2024 compared to $1.07 billion in the first nine months of 2023. The increase was due primarily to an increase in share repurchases and dividends paid, partially offset by a decrease in distributions to noncontrolling interest. In the first nine months of 2024, we paid $1.13 billion for share repurchases compared to $355 million paid for share repurchases in the first nine months of 2023. In the first nine months of 2024, dividends paid on common stock was $278 million compared to $235 million in the first nine months of 2023. The increase in dividends paid on common stock reflects quarterly dividends of $0.50 per common share declared and paid in the first three quarters of 2024, compared to quarterly dividends of $0.40 per common share that were declared and paid in the first three quarters of 2023. In the first nine months of 2024, distributions to the noncontrolling interest were $308 million compared to $459 million in the first nine months of 2023.

CF INDUSTRIES HOLDINGS, INC.
Critical Accounting Estimates
During the first nine months of 2024, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

CF INDUSTRIES HOLDINGS, INC.
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
Commodity Prices
Our gross margin, cash flows and estimates of future cash flows related to nitrogen-based products are sensitive not only to selling prices of our products, but also to changes in market prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (assuming a 32% nitrogen content), and AN by approximately $32, $22, $14 and $15, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivative instruments that we may use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2024, we had natural gas derivative contracts covering certain periods through March 2025.
As of September 30, 2024 and December 31, 2023, we had open derivative contracts for 17.5 million MMBtus and 49.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2024 would result in a favorable change in the fair value of these derivative positions of approximately $17 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $17 million.
From time to time, we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of September 30, 2024, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043, and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2024, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.95 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest plus a specified margin, and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2024, as of December 31, 2023, or during the nine months ended September 30, 2024.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2024.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2024 - July 31, 2024	1,398,646	(3)	$69.78	1,372,619	$1,827,214
August 1, 2024 - August 31, 2024	1,812,265		81.08	1,812,265	1,680,282
September 1, 2024 - September 30, 2024	2,891,376	(4)	80.86	2,890,519	1,446,552
Total	6,102,287		$78.38	6,075,403
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
(3)Includes 26,027 shares withheld to pay strike price and employee tax obligations upon the exercise of nonqualified stock options and upon the lapse of restrictions on performance restricted stock units and restricted stock units.
(4)Includes 857 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units and restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2024, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index below.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Third Amendment of CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set)
_______________________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: October 31, 2024	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: October 31, 2024	By:	/s/ GREGORY D. CAMERON
Gregory D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial Officer)