Form 10-K
period 2024-12-31
CF Industries Holdings, Inc.
filed 2025-02-20
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock, was $13,288,724,410.
169,536,803 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2024 fiscal year, or, if the registrant does not file the Proxy Statement within such 120-day period, the registrant will amend this Annual Report on Form 10-K to include the information required under Part III of Form 10-K not later than the end of such 120-day period.

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
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement and other industrial activities. Our manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia.
Our principal assets as of December 31, 2024 include:
•six U.S. manufacturing facilities, located in Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder;
•two Canadian manufacturing facilities, located in Medicine Hat, Alberta (the largest ammonia production complex in Canada) and Courtright, Ontario;
•a United Kingdom manufacturing facility located in Billingham;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in Trinidad and Tobago (Trinidad) that we account for under the equity method.
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
For the years ended December 31, 2024, 2023 and 2022, we sold 18.9 million, 19.1 million and 18.3 million product tons generating net sales of $5.94 billion, $6.63 billion and $11.19 billion, respectively.
Our principal executive offices are located outside of Chicago, Illinois, at 2375 Waterview Drive, Northbrook, Illinois 60062, and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of this Annual Report on Form 10-K.
We make available free of charge on or through our Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance

CF INDUSTRIES HOLDINGS, INC.
Guidelines, Code of Corporate Conduct and charters for the Audit Committee, Compensation and Management Development Committee, Corporate Governance and Nominating Committee, and Environmental Sustainability and Community Committee of our Board of Directors (the Board) are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon request. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
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
Our strategy is to leverage our unique capabilities to accelerate the world’s transition to clean energy. We believe this strategy builds upon our leadership in ammonia production to capture emerging opportunities to produce ammonia with a lower carbon intensity (“low-carbon ammonia”) than that of ammonia produced through traditional processes. These opportunities include traditional applications in agriculture to help reduce the carbon footprint of food production and the life cycle carbon intensity of ethanol production, enabling production of sustainable aviation fuel, among other purposes. These opportunities also include new growth opportunities from energy-intensive industries, such as power generation and marine shipping, as ammonia represents an efficient mechanism to both ship and store hydrogen, as well as a clean energy fuel source in its own right as ammonia does not contain or emit carbon when combusted. Our strategy also strengthens our existing business.
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
At our Donaldsonville and Yazoo City complexes, our decarbonization projects are leveraging carbon capture and sequestration (CCS) to enable us to convert a portion of our existing ammonia production to low-carbon ammonia. CCS requires the construction of carbon dioxide (CO2) dehydration and compression units to enable process CO2 captured from the ammonia production process to be transported and sequestered, which prevents approximately 60% of the CO2 generated by ammonia production from being emitted to the atmosphere. Construction of the dehydration and compression unit at our Donaldsonville complex is in advanced stages, with an estimated total cost of approximately $200 million over the life of the project. Construction of the dehydration and compression unit at our Yazoo City complex is expected to cost approximately $100 million over the life of the project. For each facility we have contracted with ExxonMobil to transport and sequester the captured CO2 in permanent geologic storage. At Donaldsonville, CCS is expected to commence in 2025 and annually will sequester up to approximately 2 million metric tons of CO2 that would otherwise have been emitted to the atmosphere. At Yazoo City, CCS is expected to commence in 2028 and annually will sequester up to approximately 500,000 metric tons of CO2 that would otherwise have been emitted to the atmosphere. Each project is expected to qualify under Section 45Q of the Internal Revenue Code for tax credits per metric ton of sequestered CO2.
Decarbonization projects in our existing network also include our electrolyzer project at our Donaldsonville complex to produce ammonia with hydrogen sourced from an electrolysis process that produces no CO2 emissions. Commissioning of the 20-megawatt alkaline water electrolysis plant to produce hydrogen was suspended due to an issue experienced in the fourth quarter of 2024. Upon identification and remediation of the issue, we expect to resume commissioning activities. At full electrolyzer capacity, we will be able to produce approximately 20,000 tons of low-carbon ammonia per year.
Our decarbonization projects also include front-end engineering and design (FEED) studies to inform our evaluation of whether, and how best, to invest in export-oriented, low-carbon ammonia capacity at our Blue Point complex in Ascension Parish, Louisiana, to supply developing clean energy markets and traditional ammonia markets where demand for low-carbon product is emerging.

CF INDUSTRIES HOLDINGS, INC.
In the fourth quarter of 2024, we received results from a FEED study evaluating the use of autothermal reforming (ATR) ammonia production technology alongside CCS to enable the production of low-carbon ammonia. ATR technology, when combined with CCS to capture and sequester process CO2 emissions, is expected to reduce CO2 emissions from the ammonia production process by more than 90% compared to conventional ammonia plants. The FEED study results estimate the costs of a project with these attributes to be approximately $4 billion for the approximately 1.4 million metric ton capacity greenfield ATR ammonia facility and CCS technologies. Additionally, we estimate approximately $500 million would be required for the scalable common infrastructure for our Blue Point complex, such as ammonia storage and a vessel loading dock.
We have entered into joint development agreements (JDAs) with two potential partners, Mitsui & Co., Ltd. and JERA Co., Inc. for the development of the greenfield low-carbon ammonia capacity. Our evaluation includes assessing whether the ammonia production technology under consideration will satisfy carbon intensity and other requirements for potential end users. Should a positive final investment decision (FID) be reached to construct greenfield low-carbon ammonia capacity at our Blue Point complex, construction and commissioning is expected to take approximately four years from a positive FID.
In addition to discussions with existing customers who have interest in using low-carbon ammonia for traditional applications, we are engaged in discussions regarding the supply of low-carbon ammonia for new applications. We are evaluating and are in various stages of discussions with other companies for long-term offtake and/or potential joint investments related to new and traditional applications for low-carbon ammonia. These discussions continue to advance as we gain greater clarity regarding demand for low-carbon ammonia, including associated carbon intensity requirements, government incentives and regulatory developments.
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
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana from Dyno Nobel Louisiana Ammonia, LLC (DNLA), a U.S. subsidiary of Australia-based Incitec Pivot Limited (IPL), pursuant to an asset purchase agreement with DNLA and IPL. The facility has a nameplate capacity of 880,000 tons of ammonia annually. In connection with the closing of the acquisition on December 1, 2023, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to IPL’s Dyno Nobel, Inc. subsidiary. Under the terms of the asset purchase agreement, $425 million of the $1.675 billion purchase price, subject to adjustment, was allocated by the parties to the ammonia offtake agreement. We funded the balance of the final purchase price, after adjustment, with $1.221 billion of cash on hand.
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

CF INDUSTRIES HOLDINGS, INC.
Our Products
Our primary products are ammonia, granular urea, UAN and AN. Our historical sales by segment are shown in the following table. Net sales do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2024		2023		2022
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Ammonia	4,085	$1,736	3,546	$1,679	3,300	$3,090
Granular Urea	4,522	1,600	4,570	1,823	4,572	2,892
UAN	6,771	1,678	7,237	2,068	6,788	3,572
AN	1,464	419	1,571	497	1,594	845
Other(1)	2,101	503	2,206	564	2,077	787
Total	18,943	$5,936	19,130	$6,631	18,331	$11,186
_______________________________________________________________________________
(1)Other segment products primarily include DEF, urea liquor, nitric acid and aqua ammonia.
Gross margin was $2.06 billion, $2.55 billion and $5.86 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
We own and operate eight manufacturing facilities in North America, including six manufacturing facilities in the United States, and two in Canada. As of December 31, 2024, the combined production capacity of these eight facilities represented approximately 40%, 40%, 44% and 19% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our manufacturing facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production. Our United Kingdom manufacturing facility produces AN and primarily serves the agricultural and industrial markets in the United Kingdom.
The following table shows the production capacities as of December 31, 2024 at each of our manufacturing facilities:

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
(6)Includes product tons of: urea liquor and DEF from the Donaldsonville, Port Neal, Woodward, Yazoo City, and Courtright facilities; and nitric acid from the Billingham facility. Production of DEF can be increased by reducing urea and/or UAN production.

CF INDUSTRIES HOLDINGS, INC.
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
(11)Represents our 50% interest in the capacity of PLNL.

The following table summarizes our production volume for the last three years:

	December 31,
	2024	2023	2022
	(tons in thousands)
Ammonia(1)	9,800	9,496	9,807
Granular urea	4,404	4,544	4,561
UAN (32%)	6,753	6,852	6,706
AN	1,392	1,520	1,517
_______________________________________________________________________________
(1)Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.
Manufacturing Facilities
Donaldsonville, Louisiana
The Donaldsonville facility is the world’s largest and most flexible ammonia production complex. It has six ammonia plants, five urea plants, four nitric acid plants, three UAN plants, and one DEF plant. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 139,000 tons of ammonia, 202,000 tons of UAN (measured on a 32% nitrogen content basis) and 130,000 tons of granular urea.
Medicine Hat, Alberta, Canada
The Medicine Hat facility, located in southeast Alberta, is the largest ammonia production complex in Canada. It has two ammonia plants and one urea plant. The complex has on-site storage for 55,000 tons of ammonia and 55,000 tons of granular urea.
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
Billingham, United Kingdom
The Billingham facility, located in the Teesside chemical area in northeastern England, is geographically split among three primary locations: the main site, which contains three nitric acid plants; the Portrack site, approximately two miles away, which contains one AN fertilizer plant; and the North Tees site, approximately seven miles away, which contains an ammonia storage area. These locations collectively have on-site storage for 37,000 tons of ammonia and 138,000 tons of AN. In addition, we previously operated an ammonia plant at the main site of the Billingham facility. However, in September 2022, we idled ammonia production at the facility. Since that time, we have imported ammonia for upgrade at the facility into AN and other nitrogen products. In the third quarter of 2023, we approved our plan to permanently close the ammonia plant at the Billingham facility.
Point Lisas, Trinidad
The Point Lisas facility in Trinidad is owned jointly through a 50/50 venture with Koch Fertilizer LLC. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under a contract with The National Gas Company of Trinidad and Tobago Limited (NGC).
Nitrogen Product Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen manufacturing facilities. In 2024, natural gas accounted for approximately 28% of our total production costs for nitrogen products. Our nitrogen manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs. Our facilities utilize the following natural gas hubs: Henry Hub in Louisiana, SONAT and TETCO ELA in Mississippi; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; Demarcation in Kansas; Welcome in Minnesota; Dawn and Parkway in Ontario; and the National Balancing Point (NBP) in the United Kingdom.
In 2024, our manufacturing facilities consumed, in the aggregate, approximately 345 million MMBtus of natural gas. We employ a combination of daily spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. See Note 17—Derivative Financial Instruments for additional information about our natural gas hedging activities.
Nitrogen Product Distribution
The safe, efficient and economical distribution of nitrogen products is critical for successful operations. Our nitrogen production facilities have access to multiple transportation modes by which we ship products to terminals, warehouses and customers. Each of our production facilities has a unique distribution pattern based on its production capacity and location.
Our North American nitrogen production facilities can ship products via truck and rail to customers and to our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 4,800 tank and hopper cars, as well as railcars provided by rail carriers. Our United Kingdom nitrogen production facility mainly ships products via truck.
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

CF INDUSTRIES HOLDINGS, INC.
The Donaldsonville and Waggaman facilities are connected to the 2,000-mile long Sunoco ammonia pipeline through which we have the ability to transport ammonia to ten Company-owned terminals and additional shipping points in the Midwestern U.S. corn belt.
Storage Facilities and Other Properties
As of December 31, 2024, we owned or leased space at 41 in-market storage terminals and warehouses located in a 19-state region of the United States, Canada and the United Kingdom. Including storage at our production facilities, we have an aggregate storage capacity for approximately 2.8 million tons of product. Our storage capabilities are summarized in the following table:

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	9	552	3	315	6	551	2	148
Terminal and Warehouse Locations
Owned(2)	21	735	—	—	9	236	—	—
Leased(3)	5	69	3	23	13	188	—	—
Total In-Market	26	804	3	23	22	424	—	—
Total Storage Capacity		1,356		338		975		148
_______________________________________________________________________________
(1)Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.
(2)The owned facilities that store UAN also can store ammonia.
(3)Our lease agreements are typically for periods of one to four years and commonly contain provisions for automatic renewal that can extend the lease term unless cancelled by either party.
Customers
The principal customers for our nitrogen products are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Sales are generated by our internal marketing and sales force. CHS was our largest customer in 2024 and accounted for approximately 12% of our consolidated net sales. We have a strategic venture with CHS under which CHS has a minority equity interest in CFN. See Note 19—Noncontrolling Interest for additional information on our strategic venture with CHS.
Competition
Our markets are global and intensely competitive, based primarily on delivered price and, to a lesser extent, on reliability, customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.
Our primary competitors with North American operations include Nutrien Ltd., Koch Fertilizer LLC, LSB Industries, CVR Partners, LP and Yara International. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas or other feedstock costs, which may include the benefit of government subsidies. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously. Producers of nitrogen-based fertilizers located in the Middle East, Trinidad, Africa and Russia have been major exporters to North America in recent years.
Our primary United Kingdom competition comes from imported products supplied by companies including Yara International, Origin Fertilisers, Ameropa and Thomas Bell & Sons Ltd. Urea and UAN are not produced in the United Kingdom, but along with AN are widely-traded fertilizer products with limited barriers to entry.
Seasonality
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to weather conditions in the agricultural industry and other factors. The strongest demand for our products in North America occurs during the spring planting season, with a second period of strong demand following the fall harvest. However, we and other fertilizer producers generally manufacture and distribute products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our

CF INDUSTRIES HOLDINGS, INC.
customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring planting season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting and application schedules and purchasing patterns as well as import timing, import and distribution costs and logistical limitations, such as river conditions.
Environmental, Health and Safety
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, Trinidad and other locations, including laws and regulations relating to the generation, handling and disposal of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Toxic Substances Control Act (TSCA), the Occupational Safety and Health Act (OSHA) and various other federal, state and local statutes. Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment or who own or operate property where hazardous substances have been released or disposed of by other parties. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. In addition, we are also subject to certain environmental, health and safety laws of jurisdictions where we introduce products, chemicals, or substances into a market.
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2024 totaled approximately $30 million. We estimate that we will have approximately $49 million of environmental, health and safety capital expenditures in 2025. In addition, to support safe and reliable operations at our continuous process manufacturing facilities, we conduct scheduled inspections, replacements and overhauls of our plant machinery and equipment, which are referred to as turnarounds or outages. A further description of turnaround activities is included in Note 8—Property, Plant and Equipment—Net in the notes to consolidated financial statements included in Item 8 of this report. Environmental, health and safety laws and regulations are complex and change frequently. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our manufacturing and distribution facilities. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. The remedial investigation was submitted to the agencies in 2021. The next step will be a risk assessment, followed by a feasibility study, and then a decision on remediation at the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intended to undertake a natural resource damage assessment for 18 former phosphate mines and three former processing facilities in southeast Idaho. The Georgetown Canyon former mine and processing facility was included in the group of former mines and processing facilities identified by the trustees. In June 2021, we received another notice from the U.S. Department of the Interior that the natural resource damage trustees were commencing a ‘subsequent’ phase of the natural resource damage assessment, but no further details were provided with respect to said assessment. Because the former Georgetown Canyon mine site is still in the risk assessment and feasibility study stage, we are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on the results of the site investigation conducted to date, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.
Regulation of Greenhouse Gases
Our production facilities emit greenhouse gases (GHGs), such as carbon dioxide (CO2) and nitrous oxide. Natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. We are subject to GHG regulations in the United Kingdom, Canada and the United States.
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
In Canada, we are required to conduct an annual review of our operations with respect to compliance with Environment Canada’s National Pollutant Release Inventory, Ontario’s Mandatory Monitoring and Reporting Regulation, and the GHG Reporting Regulation. In addition, our manufacturing plants in Alberta and Ontario are subject to provincial or federal laws that impose a price on excess GHG emissions. Each of these laws establishes carbon dioxide equivalent (CO2e) emissions standards applicable to our facilities in terms of emissions per unit of production, with the provincial laws and the federal law using different formulas for establishing the intensity-based limits and the reductions in these limits over time. The federal law is the Greenhouse Gas Pollution Pricing Act, which came into effect in 2018 and is intended to function only as a backstop to the provincial programs if such programs do not meet minimum federal criteria. In 2022, the federal government found that both the Alberta and Ontario programs for 2023-2030 met such minimum criteria, and therefore, the provincial laws apply. Effective January 1, 2023, these provincial regulations increased in stringency from 2022 levels, and we expect that the regulations will continue to increase in stringency going forward as Canada continues to work toward its stated goal of net zero GHG emissions by 2050. If a facility’s CO2e emissions exceed the applicable limit, the excess emissions must be offset, either through obtaining qualifying emission credits or by making a payment for each ton of excess emissions. For calendar year 2025, the excess emissions fee under the federal, Alberta and Ontario regulatory programs is CAD $95 per metric ton, which fee will increase by CAD $15 per metric ton per year, reaching CAD $170 per metric ton by 2030.
In the United States, GHG regulation is evolving at state, regional and federal levels, although some of the more significant developments to date, including efforts of the United States Environmental Protection Agency (EPA) to regulate GHG emissions from fossil fuel-fired power plants, do not directly impose obligations on our facilities. Pursuant to an EPA GHG reporting rule, all of our U.S. manufacturing facilities, which are considered large emitters of GHGs, are required to monitor GHG emissions and report the previous year’s emissions annually. In addition, if we seek to modify or expand any of our major facilities and as a result, are required to obtain a Prevention of Significant Deterioration (PSD) construction permit applicable to such facilities, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such projects. Other than the states’ implementation of this permitting requirement, none of the states where our U.S. production facilities are located – Iowa, Louisiana, Mississippi and Oklahoma – has proposed control regulations limiting GHG emissions.
Increasing concern over the impacts of climate change is driving countries to establish ever more ambitious GHG reduction targets. Approximately 200 countries, including the United States, Canada, the United Kingdom and the members of the EU have joined the Paris Agreement, an international agreement intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels. Each signatory is required to develop its own national plan to attain this objective. In December 2020, the United Kingdom announced a target to reduce GHG emissions 68% from the baseline year of 1990 by 2030. Canada has increased its emissions reduction target under the Paris Agreement to 40-45% below 2005 levels by 2030, up from 30%. While the United States has previously been a party to the Paris Agreement and as recently as April 2021 increased its goal to reduce GHG emissions to 50-52% below 2005 levels by 2030, the Trump Administration issued executive orders on January 20, 2025 that seek to undo many of the preceding administration’s climate-focused initiatives and to expand the use of fossil energy, including ordering the withdrawal of the United States from the Paris Agreement, revoking prior climate-focused executive orders, directing the EPA to submit a report on the “legality and continuing applicability” of its 2009 endangerment finding related to GHGs under the Clean Air Act and to issue guidance on the social cost of carbon, including whether it should be eliminated, and pausing clean energy disbursement under the Inflation Reduction Act of 2022. There exists significant uncertainty with respect to how climate policy and GHG regulation will develop in the United States in the coming years.

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
Human Capital Resources
Our long-term success depends on our people. We are dedicated to creating a workplace where employees are proud to work and grow and where everyone feels empowered to do their best work. We do this by investing in extensive recruitment, training and professional development opportunities for our employees and fostering a culture of inclusion and engagement.
Employee Population. We employed approximately 2,800 employees at December 31, 2024, of which 79% were located in the United States, 15% in Canada, and 6% in the United Kingdom. As of December 31, 2024, approximately 10% of our employees have worked for the Company more than 20 years, 25% of our employees have worked for the Company between 11 and 20 years, 22% of our employees have worked for the Company between 6 and 10 years, and 43% of our employees have worked at the Company for less than 6 years. Full-time employees represented nearly 100% of our workforce as of December 31, 2024 and approximately 6% were covered by collective bargaining agreements. We supplement our workforce with contractors with specialized skill sets during periods of peak activity, such as during turnarounds and maintenance events.
Workforce Health and Safety. Operating in a safe and responsible manner is a core value and an integral part of what sets the Company apart. We believe that focusing on leading indicators — such as the behavioral safety practices we have incorporated into our annual incentive plan — to drive and measure activities that prevent safety incidents, results in our industry-leading safety record. As of December 31, 2024, our employee 12-month rolling average recordable incident rate (RIR) was 0.31 incidents per 200,000 work hours, and during the year ended December 31, 2024, our total recordable injury/illness count was nine, including one fatality. For the year ended December 31, 2024, our days away, restricted or transferred (DART) incident rate was 0.17 injuries per 200,000 work hours, and our lost time incident rate was 0.07 injuries per 200,000 work hours.

CF INDUSTRIES HOLDINGS, INC.
ITEM 1A.    RISK FACTORS.
In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below in evaluating the Company and before deciding to invest in any of our securities. These risks and uncertainties, individually or in combination, could materially and adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently do not believe to be material could also adversely affect our business, financial condition, results of operations and cash flows.
Market Risks
Our industry is cyclical, and our operating results are highly dependent upon and fluctuate based upon changes in supply and demand of nitrogen products and our business, financial condition, results of operations and cash flows tend to be negatively affected in periods of industry oversupply.

Selling prices for our products, which are global commodities or derived from global commodities, have fluctuated in response to periodic changes in supply and demand conditions. Supply of nitrogen products is affected primarily by available production capacity and operating rates, raw material costs and availability, energy prices, government policies and global trade. Demand for nitrogen products is affected by planted acreage, crop selection and fertilizer application rates, driven by population changes, economic growth, changes in dietary habits and non-food use of crops, such as production of ethanol and other biofuels. Demand also includes industrial uses of nitrogen, for example chemical manufacturing and emissions reductants such as diesel exhaust fluid (DEF). Many factors affecting supply and demand of global nitrogen products are out of our control and could significantly impact our business, financial condition, results of operations and cash flows.
Periods, or anticipated periods, of strong demand, high-capacity utilization or increasing operating margins tend to stimulate global investment in production capacity. In the past, nitrogen manufacturers, including the Company, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. The construction of new nitrogen manufacturing capacity in the industry, and improvements to increase output from existing production assets, increase nitrogen supply availability and place downward pressure on nitrogen selling prices, particularly when supply growth outpaces demand growth. For example, in the two-year period ended December 31, 2017, additional production capacity came online, and the average selling price for our products declined 34%, from $314 per ton in 2015 to $207 per ton in 2017.
Additional nitrogen production capacity is expected to come online over the next 12 months. In addition, we and other companies have announced plans to build new facilities for low-carbon ammonia, such as our proposed plans for an export-oriented greenfield low-carbon ammonia production facility in Louisiana. We cannot predict the impact of this additional capacity on nitrogen selling prices. Also, global or local economic, political and financial conditions or changes in such conditions, or other factors, may cause acceleration of announced and/or ongoing projects. Similarly, lower energy prices can spur increases in production in high-cost regions, which would result in increased supply and pressure on selling prices. Additionally, if imports increase into an oversupplied region, that region could experience lower prices.
During periods of industry oversupply, our financial condition, results of operations and cash flows tend to be affected negatively due to a decline in the price at which we sell our products. As a result, we may experience reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. Due to the cyclical nature of our industry, we have experienced periods of industry oversupply, which impacted our financial performance, credit ratings and the trading price for our common stock. We cannot predict the timing or duration of such periods of industry oversupply or the degree to which oversupply conditions would impact our business, financial condition, results of operations and cash flows.
Nitrogen products are global commodities, and we face intense global competition from other producers.
We are subject to intense price competition from other producers. The nitrogen products that we produce are global commodities or are derived from global commodities, with little or no product differentiation. Customers tend to make their purchasing decisions of these products principally on the basis of delivered price and, to a lesser extent, customer service and product quality. As a consequence, conditions in the global market, including pricing competition, for nitrogen products significantly influence our operating results.
We compete with many producers, including state-owned and government-subsidized entities. Some of our competitors have greater total resources and are less dependent on earnings from nitrogen product sales, which make them less vulnerable to fertilizer and other nitrogen product industry downturns and better positioned to pursue new expansion and development opportunities. In addition, some of these entities may have access to lower cost natural gas supplies, financing, transportation and government-subsidies and tax incentives, which could place us at a competitive disadvantage. Furthermore, state-owned competitors may be willing to accept lower prices and profitability on their products, or may have their production inputs or consumption subsidized in order to support domestic employment or to foster other political or social goals. We may not be

CF INDUSTRIES HOLDINGS, INC.
able to be competitive with these entities, including if we are not able to expand our own resources to a similar extent, either through investments in new or existing operations or through acquisitions or joint ventures.
China, the world’s largest producer and consumer of nitrogen fertilizers, currently has surplus capacity and many high-cost plants. As a result, the domestic nitrogen industry in China is operating at less than full capacity. In addition, the Chinese government is currently limiting exports through a variety of measures. A number of factors could encourage China to increase product capacity utilization or expand exports of nitrogen fertilizers, including changes in Chinese government policy, devaluation of the Chinese renminbi, the relaxation of Chinese environmental standards or decreases in Chinese producers’ underlying costs such as the price of Chinese coal. Any increase in production or export volume could adversely affect the balance between global supply and demand and put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
We also face competition from other fertilizer producers in the Middle East, Europe, Latin America and Africa. These producers, depending on market conditions, fluctuating input prices, geographic location and freight economics, may take actions at times with respect to price or selling volumes that adversely affect our business, financial condition, results of operations and cash flows. Some of these producers also benefit from non-market or government-set rates for natural gas pricing, which has resulted in significant volumes of exports to the United States. For example, the 2016 revocations of U.S. antidumping measures on solid urea and fertilizer grade ammonium nitrate from Russia allowed for increased imports from that country into the United States in recent years. In addition, in recent years, high volumes of urea ammonium nitrate solution (UAN) imports from Russia and Trinidad and Tobago (Trinidad) have negatively affected U.S. producers’ UAN profitability. Government policies in these regions may also stimulate future ammonia or hydrogen investments. Recently, many proposed low-carbon ammonia projects have been announced or considered, and future hydrogen, energy, or environmental/carbon policies may support development of additional nitrogen production in locations outside North America, including Europe, Australia, India, and the Middle East.
Global competition for nitrogen products is also influenced by other factors, including currency exchange rates, including the relative value of the U.S. dollar and its impact on the cost of importing nitrogen products into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign jurisdictions and the laws and policies of the regions in which we operate, including the imposition of new duties, tariffs or quotas, that affect foreign trade and investment. For example, the imposition of duties, tariffs or quotas in a region can directly impact product pricing in that region, which can lead to changes in global trade flows and impact the global supply and demand balance and pricing. Market participants customarily move product between regions of the world, or adjust trade flows, in response to these factors. North America, where we manufacture and sell most of our products, is one of the largest and most accessible nitrogen trading regions in the world. As a result, other manufacturers, traders and other market participants have historically moved nitrogen products to North America when there is uncertainty associated with the supply and demand balance in other regions or when duties, tariffs or quotas impact prices or trade flows in other regions. However, proposed tariffs on imports into the United States, potential retaliatory tariffs on U.S. exports, and potential renegotiation of trade deals may also impact prices or trade flows. Any such duties, tariffs and quotas can lead to uncertainty in the global marketplace and impact the supply and demand balance in many regions, which could adversely affect our business, financial condition, results of operations and cash flows. For example, in October 2019, the European Commission (the Commission) imposed definitive anti-dumping duties on imports to the European Union (EU) of UAN manufactured in Russia, Trinidad and the United States. The European Commission launched its five-year review of these duties in October 2024, which continues into 2025. How long and at what level these duties will remain in effect and their long-term impact on the global market for nitrogen products are uncertain.
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
Governmental policies and changes thereto, including farm and biofuel subsidies, commodity support programs and tariffs, environmental and greenhouse gas (GHG) policies, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. For example, ethanol production in the United States contributes significantly to corn demand, representing approximately 40% of total U.S. corn demand, and is impacted by federal legislation mandating renewable fuels use. Mandated

CF INDUSTRIES HOLDINGS, INC.
increases in ethanol production have led to an increase in the amount of corn grown in the United States and to increased fertilizer usage for corn. Other U.S. policies have had similar impacts on other crops including grains and soybeans. Conversely, while the current Renewable Fuel Standard encourages continued high levels of corn-based ethanol production, various interested parties have called to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. Additionally, other factors that drive the ethanol market include the prices of ethanol, gasoline and corn. Lower gasoline prices and fewer aggregate miles, driven by increased automobile fuel efficiency and the expansion of electric vehicle use, may put pressure on ethanol prices that could result in reduced profitability and lower production for the ethanol industry. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Additionally, government incentives and other policies and recent increased investment in renewable biodiesel and associated soybean crush capacity may drive higher soybean oil prices, resulting in more planted acres allocated to soybeans and other oil crops and displacing some acreage traditionally planted to more nitrogen intensive crops such as grains and cotton.
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, or nitrogen-efficient varieties, or developments in alternatives to traditional animal feed or alternative proteins, could also reduce the use of nitrogen fertilizers and adversely affect the demand for our products. Widespread adoption of emerging application technologies or alternative farming techniques could disrupt traditional application practices, affecting the volume or types of fertilizer products used and timing of applications. In addition, from time to time various foreign governments and U.S. state legislatures have considered limitations on the use and application of nitrogen fertilizers due to concerns about the negative impact that the application of these products can have on the environment. For example, the United Kingdom has implemented an assurance scheme beginning in 2024 to limit the use of unprotected or uninhibited urea products between January and March of every year. While CF Fertilisers UK Limited does not sell solid urea fertilizer in the United Kingdom, limitations on fertilizer use have been and may be considered by other jurisdictions. In addition, Canada has announced a target of reducing emissions from fertilizers by 30% below 2020 levels by 2030 and is supporting implementation through improved nitrogen management and optimizing fertilizer use. These or other more stringent limitations on GHG emissions applicable to farmers, the end-users of our nitrogen fertilizers, could reduce the demand for our fertilizer products to the extent their use of our products increases farm-level emissions. Any reduction in the demand for our nitrogen fertilizer products, including as a result of technological developments or limitations on the use and application of nitrogen fertilizers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has historically been volatile. The price has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. However, shifts in the supply of and demand for natural gas due to market and regulatory changes can lead to extended periods of higher natural gas prices.
In recent years, the cost of North American natural gas for the production of nitrogen fertilizers has been significantly lower than the cost of natural gas in other parts of the world where the industry’s marginal nitrogen producers are located. Any increases in the volume of liquefied natural gas (LNG) exported from the United States to other regions or increases in natural gas development outside the United States, particularly in regions where nitrogen products are produced, could increase our natural gas costs and/or lower natural gas costs for our competitors. In recent years, LNG export capabilities of the United States have expanded and LNG exports from the United States have increased, resulting in the United States becoming the leading exporter of LNG globally as of 2023, and such expanded capabilities and increases in exports are expected to continue following the resumption of U.S. export permitting in 2025. If natural gas prices outside of North America were to decrease or North American natural gas prices were to increase, our favorable energy cost differentials relative to the industry’s marginal nitrogen producers could significantly erode, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

CF INDUSTRIES HOLDINGS, INC.
Certain of our operating facilities are located near natural gas hubs that have experienced increased natural gas development and have favorable price differences as compared to other North American hubs. Favorable price differences in certain regions may dissipate over time due to increases in natural gas pipeline or storage capacity in those regions. Additionally, price differentials may become materially unfavorable due to a lack of inbound gas pipeline or storage capacity in other regions during periods of unusually high demand. Increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports, could result in increased natural gas prices. If reduced production, increased demand or changes in price were to occur, or if other developments adversely impact the supply and demand balance for natural gas in North America or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Adverse weather conditions may decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations. Adverse weather conditions could become more frequent and/or more severe as a result of climate change.
Adverse weather conditions, which may be impacted by climate change, have in the past and may in the future have various negative impacts on our business, financial condition, results of operations and cash flows. Weather conditions that delay or disrupt field work during the planting, growing, harvesting or application periods may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following application period, resulting in lower seasonal demand for our products.
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
In addition, we use the North American waterway system extensively to ship products from some of our manufacturing facilities to our distribution facilities and our customers. We also export nitrogen fertilizer products via seagoing vessels from deep-water docking facilities at certain of our manufacturing sites on the U.S. river system near the U.S. Gulf. Therefore, persistent significant changes in river or ocean water levels (either up or down, such as a result of flooding, drought or climate change, for example), may require changes to our operating and distribution activities and/or significant capital improvements to our facilities. For example, recent low water levels on the U.S. river system and in the Panama Canal have delayed shipping in these locations, resulting in an increase in shipping costs.
Weather conditions or, in certain cases, weather forecasts, can also disrupt our operations and can affect the price of natural gas, the principal raw material used to make our nitrogen products. Colder and/or longer than normal winters and warmer than normal summers increase the demand for natural gas for residential and industrial use and for power generation, which can increase the cost and/or decrease the availability of natural gas. In addition, adverse weather events, such as storms, hurricanes, tornadoes, or floods, not only can cause loss of power or other impacts to our facilities or damage to or delays in logistics capabilities disrupting our operations, but also can impact the supply of natural gas and utilities and cause prices to rise.
All of the adverse weather conditions described above, including those impacting our customers and our operations, such as the physical risk from storms, hurricanes, tornadoes, or floods could become more frequent and/or more severe as a result of climate change. Our Donaldsonville and Waggaman complexes are located in an area of the United States that experiences a relatively high level of hurricane or high wind activity and several of our complexes are located in areas that experience extreme weather events for which insurance may be insufficient or unavailable. In the last several years, there has been an increase in the frequency and severity of adverse weather conditions, including in the geographic areas where we have operations. Any significant adverse weather event or combination of adverse weather events could decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations—any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our operating results fluctuate due to seasonality. Our inability to predict future seasonal fertilizer demand accurately could result in our having excess inventory, potentially at costs in excess of market value.
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for our products in North America occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other

CF INDUSTRIES HOLDINGS, INC.
fertilizer producers generally manufacture and distribute products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year to facilitate timely product availability during the peak demand periods. Seasonality is greatest for ammonia due to the short application seasons and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements to build inventory being the highest just prior to the start of the spring planting season.
If seasonal demand is less than we expect, we may be left with excess inventory that would need to be stored (in which case our results of operations would be negatively affected by any related increased storage costs) or liquidated (in which case the selling price could be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are exacerbated by the volatility of nitrogen fertilizer prices, the constraints of our storage capacity, and the relatively brief periods during which farmers can apply nitrogen fertilizers. If prices for our products rapidly decrease, we may be required to write-down the value of our inventory, adversely affecting our operating results.
A change in the volume of products that our customers purchase on a forward basis, or the percentage of our sales volume that is sold to our customers on a forward basis, could increase our exposure to fluctuations in our profit margins and working capital and materially adversely affect our business, financial condition, results of operations and cash flows.
We offer our customers the opportunity to purchase products from us on a forward basis at prices and delivery dates we propose. Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales value in advance of the shipment date. Our forward sales improve our liquidity by reducing our working capital needs due to the upfront cash payments received from customers and facilitate more efficient production planning and utilization of our manufacturing and distribution assets. Any cash payments received in advance from customers in connection with forward sales are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which can take up to several months.
We believe the ability to purchase products on a forward basis is more appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or when there is an expectation of lower prices in the future. In addition, our customers may be unwilling to purchase products on a forward basis due to their limited capital resources. Fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. In periods of rising fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in lower profit margins than if we had not sold fertilizer on a forward basis.
Operational Risks
Our operations are dependent upon raw materials and utilities provided by third parties, and any delay or interruption in the delivery of raw materials or utilities may adversely affect our business.
We use raw materials, primarily natural gas, and utilities, such as electricity, in the manufacture of our nitrogen products. We purchase raw materials and utilities from third party suppliers. Our natural gas is transported by pipeline to our facilities by third party transportation providers or through the use of facilities owned by third parties, and certain of our plants are reliant on only one natural gas pipeline. Delays or interruptions in the delivery of raw materials and utilities may be caused by, among other things, adverse weather conditions or natural disasters, unscheduled downtime, labor difficulties or shortages, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, unplanned maintenance or mechanical failures. In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of raw materials or utilities, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on natural gas pipelines to transport raw materials to our manufacturing facilities. In addition, we rely on railroad, barge, truck, vessel and pipeline companies to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship finished products. These transportation operations, equipment and services are subject to various hazards and other sources of disruption, including adverse operating conditions

CF INDUSTRIES HOLDINGS, INC.
on the inland waterway system or on the seas with respect to oceangoing vessels, adverse weather conditions, system failures, unscheduled downtime, labor difficulties or shortages, shutdowns, delays, accidents such as spills and derailments, vessel groundings and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain rail lines, bridges, roadways, pipelines, river locks, and equipment that our third-party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third-party service providers, such as railroads, have from time to time experienced service delays or shutdowns due to capacity constraints in their systems, operational and maintenance difficulties, blockades, organized labor strikes, weather or safety-related embargoes and delays, and other events, which could impact the shipping of our products and cause disruption in our operations and supply chain.
These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. These operations are currently subject to stringent regulatory requirements due to concerns related to accidents, discharges or other releases of hazardous substances, terrorism, or the potential use of fertilizers as explosives. Governmental entities could implement new or more stringent regulatory requirements affecting the transportation of raw materials or finished products.
If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies’ failure to operate properly, if new and more stringent regulatory requirements were implemented affecting transportation operations or equipment, or if there were significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In the United States and Canada, the railroad industry continues various efforts to limit its potential liability with respect to transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads shift liability to shippers by contract, purport to shift liability to shippers by tariff, or otherwise seek to require shippers to indemnify and defend the railroads from and against liabilities (including in negligence, strict liability, or statutory liability) that may arise from certain acts or omissions of the railroads, third parties that may have insufficient resources, or the Company or from unknown causes or acts of god. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, third parties or us, for which our insurance may be insufficient or unavailable. New or more stringent regulatory requirements also could be implemented affecting the equipment used to ship our raw materials or finished products. Restrictions on service, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are reliant on a limited number of key facilities.
Our nitrogen manufacturing facilities are located at nine separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represented approximately 40% of our ammonia production capacity as of December 31, 2024. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Operational disruptions could occur for many reasons, including natural disasters, adverse weather conditions, unplanned maintenance and other manufacturing problems, such as mechanical failures, disease, strikes or other labor unrest or transportation interruptions. For example, our Donaldsonville and Waggaman complexes are located in an area of the United States that experiences extreme weather events, including a relatively high level of hurricane or high wind activity, and several of our other complexes are also located in areas that experience extreme weather events. Extreme weather events, including temperature extremes, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to affect adversely the shipping and distribution of our products. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace or have long delivery lead times, due in part to a limited number of suppliers, and could result in operational disruptions.

CF INDUSTRIES HOLDINGS, INC.
Failure, inadequacy, breach of, or unauthorized access to, our information technology systems or those of third-party service providers or customers could negatively affect our business and operations.
We rely on internal and third-party information technology and computer control systems in many aspects of our business, including internal and external communications, the management of our accounting, financial and supply chain functions and plant operations, some of which are within our control and some of which are within the control of third parties, to accumulate, process, store, and transmit large amounts of confidential information. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, inaccurate financial reporting, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our confidential business information due to a security breach. In addition, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, business partners, customers or suppliers, and may subject us to legal liability.
As with most large systems, our information technology systems (and those of our business partners and other third-parties) have in the past been, and in the future likely will be, subject to computer viruses, malicious codes, unauthorized access and other cyberattacks, and we expect the sophistication and frequency of such attacks to continue to increase. Any of the attacks, breaches or other disruptions or damage described above could: result in an operational interruption or failure at one or more sites; damage our operations; delay production and shipments; expose us to ransom payment, other demands, or paralyze our operations; result in the theft of our and our customers’ intellectual property and trade secrets; damage customer and business partner relationships and our reputation; result in legal claims and proceedings, liability and penalties under privacy or other laws, including for unauthorized disclosure of personally identifiable information, or increased costs for security and remediation; or raise concerns regarding our accounting for transactions. Each of these consequences could have an adverse effect on our business, reputation and our financial statements, some of which could be material. From time to time, we update, transition, acquire, or expand use of our and third-party information technology systems, which may result in additional vulnerability.
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
To date, we are not aware of any significant impact on our operations or financial results from such attempts; however, unauthorized access or other types of cyberattacks could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our business, financial condition, or results of operations. Measures we implement in an effort to protect, detect, respond to, and minimize or prevent these risks may not be successful, and we may fail to detect or remediate system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyberattacks, or other compromises of our systems. Any of these events could result in material financial, operational, legal, business, or reputational harm to our business.
Acts of terrorism and regulations to combat terrorism could negatively affect our business.
Like other companies with major industrial facilities, we may be targets of terrorist activities. Many of our plants and facilities store significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and require significant additional costs to replace, repair or insure our assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Due to concerns related to terrorism, the toxic properties of ammonia, or the potential use of certain nitrogen products as explosives, we are subject to various security laws and regulations. In the United States, these security laws include the

CF INDUSTRIES HOLDINGS, INC.
Maritime Transportation Security Act of 2002 and the Chemical Facility Anti-Terrorism Standards (although this legislation is currently expired as Congress works to reauthorize it). Governmental entities could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers and other nitrogen products. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. It is also possible that governmental entities in the United States or elsewhere could impose additional limitations on the use, sale or distribution of the specific nitrogen products that can be used as explosives, thereby limiting our ability to manufacture or sell those products, or exposing us to legal liability if our products were used illicitly.
Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business and as a result, may not be able to adequately cover our losses.
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including ammonia, which is highly toxic and can be corrosive, and ammonium nitrate, which is explosive. These hazards include: explosions; fires; extreme weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations for an extended period of time and/or the imposition of civil or criminal penalties and liabilities.
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
We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business, and certain hazards and risks associated with our operations may not be insurable. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are subject to various self-insured retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-insured retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. We may be unable to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.
Our international operations and business activities expose us to risks that could negatively affect our business, financial condition, results of operations and cash flows.
Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected or conflicting changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, embargoes, exchange controls or other restrictions.
Changes in governmental trade policies can lead to the imposition of new taxes, levies, duties, tariffs or quotas affecting agricultural commodities, fertilizer or industrial products. These can alter or impact costs, trade flows, demand for our products, access to raw materials, capital equipment, and other supplies, and regional supply and demand balances for our products. Proposed tariffs on imports into the United States, potential retaliatory tariffs on U.S. exports, and potential renegotiation of trade deals may impact our existing operations or our planned strategic ventures and could adversely affect our business, financial condition, results of operations and cash flows.
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

CF INDUSTRIES HOLDINGS, INC.
risk by, among other things, requiring contracted purchases of our products to be settled in, or indexed to, the U.S. dollar or a currency freely convertible into U.S. dollars, or hedging through foreign currency derivatives. These efforts, however, may not be effective and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to anti-corruption laws and regulations and economic sanctions programs in various jurisdictions, including the following: U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, the Canadian Corruption of Foreign Public Officials Act; regulations under the Comprehensive Iran Sanctions, Accountability, and Divestment Act of 2010; and economic sanctions programs administered by the United Nations (UN), the EU and the Office of Foreign Assets Control of the U.S. Department of the Treasury. As a result of doing business internationally, we are exposed to risks of violating anti-corruption laws and sanctions regulations applicable in those countries where we, our partners or our agents operate. Violations of anti-corruption and sanctions laws and regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. The violation of applicable laws by our employees, consultants, agents or partners could subject us to penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth.
The occurrence of any one or more of these factors could also increase our costs and adversely affect our results of operations.
Financial Risks
Our indebtedness could adversely affect our cash flow, prevent us from fulfilling our obligations and impair our ability to pursue or achieve other business objectives.
As of December 31, 2024, we had approximately $3.0 billion of total funded indebtedness, consisting primarily of unsecured senior notes with varying maturity dates between 2026 and 2044, or approximately 28% of our total capitalization (total debt plus total equity), and an additional $750 million of unsecured senior borrowing availability (reflecting no outstanding borrowings and no outstanding letters of credit) for general corporate purposes under our revolving credit agreement (the Revolving Credit Agreement). Our debt service obligations will have an impact on our earnings and cash flow for so long as the indebtedness is outstanding.
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
We consider options to refinance our outstanding indebtedness from time to time. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, interest rate fluctuations, credit ratings and numerous other factors, including factors beyond our control. Consequently, in the event that we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on

CF INDUSTRIES HOLDINGS, INC.
acceptable terms or within an acceptable timeframe, if at all. An inability to obtain financing with acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to taxes in the United States, where most of our operations are located, and in several foreign jurisdictions where our subsidiaries are organized or conduct business. Tax laws or rates, including tax credits relating to decarbonization projects, in the various jurisdictions in which we operate may be subject to significant change. Our future effective tax rate could also be affected by changes in our mix of earnings from jurisdictions with differing statutory tax rates and tax systems, changes in valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation.
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law, which among other things, expanded production tax credits for carbon sequestration and introduced clean hydrogen production tax credits. The change in U.S. presidential administration and regulatory leadership may result in changes to the underlying legislation or the final guidance issued and impact our ability to receive anticipated tax credits for our low-carbon ammonia projects.
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
From time to time, we utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material we use in the production of nitrogen-based products. We may use natural gas futures, swaps and option contracts traded in over-the-counter markets or on exchanges. In addition, from time to time, we may use fixed-price, physical purchase and sales contracts to hedge our exposure to natural gas price volatility. To manage our exposure to changes in foreign currency exchange rates, we may from time to time use foreign currency derivatives (primarily forward exchange contracts).
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
Our liquidity could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments or by the triggering of any cross default provisions or credit support requirements against us. Additionally,

CF INDUSTRIES HOLDINGS, INC.
the International Swaps and Derivative Association master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features, such as cross-default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position.
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
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, Trinidad and other locations, including laws and regulations relating to the generation, handling and disposal of hazardous substances and wastes; the introduction of new chemicals or substances into a market; the cleanup of hazardous substance releases; the discharge of regulated substances to land, air or water; and the demolition and cleanup of plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state, provincial, local and international laws. In November 2021, the Infrastructure Investment and Jobs Act reinstated and doubled the Superfund tax on chemicals, including ammonia and nitric acid. These taxes were put in place from July 1, 2022 through December 31, 2031 and apply to both the domestic production and import of ammonia and nitric acid products, except to the extent such products are used in fertilizer or animal feed, used as fuel or exported.
As a producer of nitrogen products working with hazardous substances, our business faces risks of spills, discharges or other releases of those substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment or who own or operate property where hazardous substances have been released or disposed of by other parties. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our current facilities or facilities previously owned or operated by us or other acquired businesses, adjacent or nearby third-party facilities or offsite disposal locations. Because liability under CERCLA, and various U.S. state analogues, can be joint and several, a party may be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.
Violations of environmental, health and safety laws can result in substantial penalties, court or administrative orders to undertake capital improvements, such as installing pollution-control equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental, health and safety laws change regularly and could become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of or changes to current laws and regulations may require us to make substantial expenditures or modify business plans. In addition, the extent and nature of existing, proposed and future environmental, health and safety regulations are increasingly uncertain in light of recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, that limit deference to regulatory agencies in the context of certain regulatory decisions. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
From time to time, our production, distribution or storage of anhydrous ammonia and other hazardous or regulated substances has resulted in accidental releases that have temporarily disrupted our operations and/or resulted in liability for administrative penalties, cleanup costs, and/or claims for personal injury. To date, our costs to resolve these liabilities have not been material. However, we could incur significant costs if we experience a significant accidental release and our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our insurance carrier refuses coverage for these losses.
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. Expansion or modification of our existing operations or development of new operations is predicated upon securing

CF INDUSTRIES HOLDINGS, INC.
necessary environmental or other permits or approvals, and in some cases, the ability of our partners, lessors and other third-party providers, as applicable, to secure such permits or approvals. More stringent environmental, health and safety laws and regulations, a reinterpretation of or changes to current laws and regulations, or community opposition to permits and approvals could make it more difficult to obtain necessary governmental permits (including renewals thereof) or approvals. In addition, a focus on local and community effects of industrial operations, including chemical plants and pipelines, could impact decisions relating to the issuance of new or renewal of existing permits. A decision by a government agency to deny or delay issuing a new or renewed regulatory permit or approval, or to revoke or substantially modify an existing permit or approval, a legal challenge to our permits, or a determination that we have violated a law or permit could have a material adverse effect on our ability to continue operations at our facilities and on our business, financial condition, results of operations and cash flows.
Regulatory or legislative restrictions on GHG emissions in the jurisdictions in which we operate or conduct business could materially adversely affect our business, financial condition, results of operations and cash flows.
Our production facilities emit GHGs, such as carbon dioxide (CO2) and nitrous oxide, and natural gas, a fossil fuel that releases methane when extracted from the earth, is a primary raw material used in our nitrogen production process. Because conventional ammonia production generates CO2 as an unavoidable chemical byproduct, ammonia production globally is considered an emissions- and energy-intensive industry. We are subject to GHG regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities, which are considered large emitters of GHGs, currently are only subject to GHG emissions reporting obligations. New facilities that we build, or existing facilities that we modify in the future, could also be subject to GHG emissions standards included in their air permits.
Concern over the effects of climate change has driven many countries to establish ever more ambitious GHG reduction targets and initiatives to achieve them. These targets and initiatives are subject to significant change based on political leadership. For example, the new U.S. presidential administration and regulatory leadership have proposed, and may propose further, policy, regulatory and enforcement changes that may result in the narrowing and/or repeal of environmental and climate change-related laws, regulations and implementation thereof. These changes, and any administrative and judicial challenges to them or further changes by future administrations, create uncertainty for our business. For example, changes to the IRA may impact our ability to receive anticipated tax credits for our low-carbon ammonia projects, which, in turn, could negatively affect the profitability of these projects. Moreover, lowering of GHG reduction targets and the efforts to achieve them, in or outside the United States, may prevent or significantly reduce the development of demand for our low-carbon ammonia products.
Our manufacturing plants in Canada are subject to regulations that impose a price on excess GHG emissions. These regulations establish carbon dioxide equivalent (CO2e) emissions standards applicable to our facilities in terms of emissions per unit of production. If CO2e emissions exceed the applicable standards, the excess emissions must be offset, either by obtaining qualifying emission credits or offsets or making a payment for each metric ton of excess emissions, the regulated price of which will increase annually through 2030.
The EU finalized its overall carbon border adjustment mechanism in May 2023. During the interim phase, covering imports, including nitrogenous fertilizers, entering the EU from the fourth quarter of 2023 through the fourth quarter of 2025, importers must file quarterly reports on the emissions intensity of covered products. For imports that enter the EU starting in 2026, charges will be required for emissions over certain thresholds, with the EU still to set forth additional details. Other governments are also considering border taxes for carbon intensive products. The imposition of any such taxes may impact investment and trade flows, which could adversely impact our business.
More stringent GHG regulations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as CO2 and nitrous oxide and because natural gas, a fossil fuel that releases methane when extracted from the earth, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. Changes could also be made to tax or other regulatory policies related to decarbonization, electricity generation or clean energy that could impact our business and investment decisions. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.
In addition to regulations restricting the emission of GHGs, many jurisdictions have implemented or are considering regulations requiring the disclosure of certain climate and other sustainability information, including related to companies’ efforts to reduce GHG emissions, impacts on the environment and risks associated with climate change. These disclosure requirements could inform future regulatory action or influence demand for our products in a manner that could negatively impact us.

CF INDUSTRIES HOLDINGS, INC.
Strategic Risks
The market for low-carbon ammonia may be slow to develop, may not develop to the size expected or may not develop at all. Moreover, we may not be successful in the development and implementation of our low-carbon ammonia projects in a timely or economic manner, or at all, due to a number of factors, many of which are beyond our control.
We have made and expect to continue to make significant investments in our clean energy strategy (including our low-carbon ammonia projects) that may not create any or our expected value if demand for low-carbon ammonia does not develop and mature to the size and at the rate we expect. Such market is dependent in part on the developing market for low-carbon hydrogen, for which ammonia can serve as a transport and storage mechanism. These markets are heavily influenced by demand for clean energy, technology evolution and federal, state and local government laws, regulations and policies concerning carbon emissions, renewable electricity, clean energy, and corporate accountability in the United States and abroad. These factors may also affect the market criteria for low-carbon ammonia, including the degree of reduction of direct GHG emissions and the requirements of renewable electricity.
We believe the demand for low-carbon ammonia could take several years to materialize and then ten or more years to fully develop and mature, and we cannot be certain that this market or the market for low-carbon hydrogen will grow to the size or at the rate we expect or at all. Hydrogen currently accounts for approximately 1% of the world’s energy needs.
The recognition and acceptance of low-carbon ammonia as a transport and storage mechanism for low-carbon hydrogen, the use of low-carbon ammonia as a fuel in its own right, the use of low-carbon ammonia as a fertilizer, and the development and growth of end market demand and applications for low-carbon hydrogen and low-carbon ammonia are uncertain and dependent on a number of factors outside of our control. These factors include, among others, the extent to which and rate at which cost competitive global renewable energy capacity increases, the pricing of traditional and alternative sources of energy, the realization of technological improvements required to increase the efficiency and lower the costs of production of low-carbon ammonia, the regulatory environments, the rate and extent of infrastructure investment and development which may be affected by the relevant parties’ ability to obtain permits for these investments, the availability of tax benefits and other incentives, the implementation of policy in foreign jurisdictions providing economic support for or otherwise mandating decarbonization and our ability to provide low-carbon ammonia offerings cost-effectively. In addition, further development of alternative decarbonization technologies may result in viable alternatives to the use of low-carbon ammonia for many potential decarbonization applications, resulting in lower-than-expected market demand growth relative to our current expectations. If a sustainable market for low-carbon ammonia or hydrogen fails to develop, develops more slowly than we anticipate, or develops in a way that is not viable to serve with our assets and capabilities, we may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan or may have committed to investments involving substantial capital expenditures which might not yield returns required to justify such investments.
Our clean energy strategy also depends on the realization of certain technical improvements required to increase the efficiency and lower the costs of production of low-carbon ammonia. Over time, as we seek to convert additional existing facilities to low-carbon production and further expand our low-carbon ammonia production capacity, we may face operational difficulties and execution risks related to the design, development and construction. If our assumptions about the engineering and project execution requirements necessary to successfully build or convert the facility capacity that we are contemplating and to scale up to larger production quantities prove to be incorrect, we may be unable to produce substantial quantities of low-carbon ammonia, and the cost to construct such low-carbon ammonia facilities, or the production costs associated with the operation of such facilities, may be higher than we project. The production of low-carbon ammonia depends to a large extent upon the ability of third parties to develop class VI carbon sequestration wells and CO2 transportation pipelines, which currently do not exist at large scale and are subject to a permitting process and operational risks, which may result in delays, impact viability in some or all situations, or create long-term liabilities.
Recently, many proposed low-carbon ammonia projects have been announced or considered, and future hydrogen, energy, or environmental/carbon policies may support development of additional nitrogen production in locations outside North America, including Europe, Australia, and the Middle East. In the event that the growth in supply of low-carbon ammonia and low-carbon hydrogen exceeds the growth in demand for those products, the resulting unfavorable supply and demand balance could lead to lower selling prices than we expect for many of our products, which could negatively affect our business, financial condition, results of operations and cash flows.
Demand for low-carbon ammonia is also incentivized by the availability of environmental attributes, credits and incentives for such projects, including tax credits. There is no assurance that programs for these environmental attributes and markets for them will continue to be available or exist. With respect to the voluntary trade of environmental attributes, there is a risk that purchasers may elect to cease such purchases for various reasons that are inherent to their business plans, or because of changing economic, political contexts or other conditions that cannot be controlled by us, including shifting preferences for

CF INDUSTRIES HOLDINGS, INC.
types of environmental attributes. The pricing and value of certain environmental attributes is also difficult to determine and may fluctuate. Several factors may affect the price of environmental attributes that are beyond our control, including but not limited to, the underlying markets and legislative and regulatory changes, including the level of commitment to the goals of multinational climate commitments by both governments and corporations and other private and public initiatives aimed at reducing GHG emissions, and the Company’s and its partners’ technologies to reduce carbon intensity.
If we fail to successfully enter into or close collaborations, joint ventures, partnerships or acquisitions, or successfully manage such transactions, it could adversely affect our business and growth opportunities.
From time to time, we consider possible expansions of our business, both within the United States and elsewhere. Major investments in our business, including acquisitions, partnerships, joint ventures, business combination transactions or other major investments, such as our low-carbon ammonia projects, require significant managerial resources, the diversion of which from our other activities or opportunities may negatively affect the existing operations of our business. We may be unable to identify or successfully compete for certain acquisition targets, which may hinder or prevent us from acquiring a target or completing other transactions. The risks of any expansion of our business through investments, acquisitions, partnerships, joint ventures or business combination transactions may increase due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. In addition, these efforts may require capital resources that could otherwise be used for the improvement and expansion of our existing business. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns or other expected benefits from acquisitions, partnerships, joint ventures, business combination transactions or other major investments. Among the risks associated with the pursuit and consummation of acquisitions, partnerships, joint ventures or other major investments or business combinations are those involving:
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
International acquisitions, partnerships, joint ventures, investments or business combinations and other international expansions of our business involve additional risks and uncertainties, including the impact of tariffs on the import of industrial goods and the export of nitrogen products, exchange controls or other restrictions, nationalization of properties by foreign governments and difficulties and costs of complying with a wide variety of complex laws, treaties and regulations.
Some of our largest contemplated projects involve joint ventures. For example, we have entered into joint development agreements (JDAs) with two potential partners, Mitsui & Co., Ltd. and JERA Co., Inc. The JDAs guide our evaluation of potential joint ventures to build a greenfield ammonia plant to supply low-carbon ammonia to developing energy markets and traditional ammonia markets where demand for low-carbon product is emerging. These JDAs and other joint venture arrangements we may enter into may involve significant risks and uncertainties, including the ability of us and our strategic partners to cooperate, our strategic partners having interests or goals that are inconsistent with ours, ours and our partners ability to realize tax, financial and other programs incentivizing low-carbon production, and the potential that our strategic partners may be unable to meet their financial or other obligations to the joint venture, which may negatively impact the expected benefits of the joint venture and cause us to incur additional expense or suffer reputational damage. In addition, due to the nature of these arrangements, we may have limited ability to direct or influence the management of the joint venture, which

CF INDUSTRIES HOLDINGS, INC.
may limit our ability to assist and oversee the design and implementation of the joint venture’s business as well as its accounting, legal, governance, human resources, information technology, and other administrative systems. This may expose us to additional risks and uncertainties because we may be dependent upon and subject to liability, losses, or reputational damage relating to systems, controls, and personnel that are not under our control. These risks may be exacerbated when the joint venture is operating outside the United States due to geopolitical and political uncertainty and differences in language, culture, and regulation, as well as the factors listed above that are relevant to our international operations.
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
In addition, most major capital projects are dependent on the availability and performance of engineering firms, construction firms, equipment and material suppliers, transportation providers and other vendors necessary to design and implement those projects on a timely basis and on acceptable terms. Major investments such as capital improvements at our facilities are subject to a number of risks, any of which could prevent us from completing capital projects in a timely or economic manner or at all, including, without limitation, cost overruns, non-performance of third parties, slowdowns or other delays in contemplated construction timelines, modularization of certain components, the inability to obtain necessary permits or other permitting matters, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, changes to international trade-related policy, engineering and construction change orders, errors in design, construction or start-up, and other unforeseen difficulties.
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
Failure of technologies to perform, develop or be available as expected could adversely affect our ability to produce low-carbon ammonia and our financial results or reputation.
We may implement technologies, which are beyond our experience base, in the ammonia production process at designs and at scales beyond what has been successfully done previously. Adapting these technologies for new applications can create nontraditional performance risks to our operations. For example, we are in the process of determining whether to make an affirmative final investment decision to develop at our Blue Point complex a low-carbon ammonia plant using autothermal reforming (ATR) with carbon capture and sequestration (CCS). While ATR’s are widely used today for the production of hydrogen, they have not been widely used for ammonia production and not at the scale we are evaluating. While extensive preparation and diligence goes into making an investment decision of a world-scale ammonia plant, new operational challenges may arise with the introduction of ATR technology and a failure of CCS technology to successfully capture, transport and sequester CO2 would inhibit our ability to produce, certify and market low-carbon ammonia from such facility.
Failure of our and our business partners’ technologies to work as predicted, or unintended consequences of new designs or uses, could lead to cost overruns, project delays, financial penalties, or damage to our reputation. We may face difficulties marketing products produced using new technologies including, but not limited to, low-carbon ammonia, which may adversely impact our sales and financial results. In addition, certain large-scale projects may contain processes or technologies that we have not operated at the same scale or in the same combination, and although such projects generally include technologies and processes that have been demonstrated previously by others, such technologies or processes may be new to us and may introduce new risks to our operations. Additionally, there is a risk that our and our business partners’ new technologies may fail to deliver expected benefits, become obsolete or be replaced by other market alternatives. Performance difficulties on these larger projects may have a material adverse effect on our operations and financial results. In addition, performance challenges may adversely affect our reputation and our ability to obtain future contracts. Further CCS providers and carbon transporters may experience increased demand for their services which may limit availability and increase costs for these services, which may adversely affect our ability to continue deployment of CCS for our low-carbon ammonia projects.

CF INDUSTRIES HOLDINGS, INC.
FORWARD LOOKING STATEMENTS
From time to time, in this Annual Report on Form 10-K as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or “would” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management’s beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Such factors include, among others:
•the cyclical nature of our business and the impact of global supply and demand on our selling prices and operating results;
•the global commodity nature of our nitrogen products, the conditions in the international market for nitrogen products, and the intense global competition from other producers;
•conditions in the United States, Europe and other agricultural areas, including the influence of governmental policies and technological developments on the demand for our fertilizer products;
•the volatility of natural gas prices in North America;
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
•risks associated with international operations;
•our ability to manage our indebtedness and any additional indebtedness that may be incurred;
•risks associated with changes in tax laws and adverse determinations by taxing authorities;
•risks involving derivatives and the effectiveness of our risk management and hedging activities;
•potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;
•regulatory restrictions and requirements related to GHG emissions;
•the development and growth of the market for low-carbon ammonia and the risks and uncertainties relating to the development and implementation of our low-carbon ammonia projects;
•risks associated with investments in and expansions of our business, including unanticipated adverse consequences and the significant resources that could be required; and
•failure of technologies to perform, develop or be available as expected.

CF INDUSTRIES HOLDINGS, INC.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Cybersecurity risk management, including our processes for assessing, identifying and managing material risks from cybersecurity threats, is an integral part of our overall enterprise risk management (ERM) program. The ERM program includes an annual assessment process designed to identify risks, including those from cybersecurity threats, that could affect achievement of our business, operations and strategic objectives and to understand, assess, and prioritize those risks. The ERM program also intends to facilitate the implementation of risk management strategies and risk mitigation processes across the Company that are responsive to the Company’s risk profile, overall business strategies, and specific material risk exposures. The ERM program seeks to integrate consideration of risk and risk management into business decision-making throughout the Company, including through the implementation of policies and procedures intended to ensure that necessary information with respect to material risks, including material risks from cybersecurity threats, is appropriately communicated to senior executives and the Board of Directors (Board) or relevant committees. The Board regularly reviews and discusses with members of management responsible for risk management the guidelines and policies governing the ERM process. This includes the key risks identified in the ERM process, the likelihood of occurrence and the potential impact assigned to those risks by management, in addition to the risk mitigation strategies in each instance.
The Audit Committee of the Board oversees management’s cybersecurity risk management efforts. Our chief information officer oversees information technology, cybersecurity risk and efforts to prevent and mitigate such risks. The Audit Committee receives periodic reports summarizing threat detection and mitigation plans, audits of internal controls, summaries of training activities and certification achievements, assessments of cybersecurity program effectiveness and reports on other cybersecurity priorities and initiatives. This is in addition to management’s periodic updates on cybersecurity incidents involving the Company or other industry and global participants. The Audit Committee also receives regular updates on the efficacy of our cybersecurity program and risk management from our chief information officer and other members of management that are tasked with monitoring cybersecurity risks. Our chief information officer has over 10 years of experience overseeing cybersecurity teams at both the Company and two other public companies. Our chief information officer is supported by a dedicated team of certified cybersecurity professionals, with an average of over 13 years of relevant experience.
Our cybersecurity strategy prioritizes governance, protection, detection, analysis, and response to known, anticipated, or unexpected cyber threats, effective management of cyber risks and resilience against cyber incidents. We maintain a formal cybersecurity program structured around the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), a voluntary framework created by industry and the U.S. government to promote the protection of our infrastructure from cybersecurity risks. We contract with an external auditing firm to assess our cybersecurity controls relative to industry peers using the NIST CSF, which has six functions: govern, identify, protect, detect, respond and recover. We consistently evaluate the threat landscape, adopting a multifaceted approach to cybersecurity risks that through a zero trust strategy focusing on prevention, detection, and mitigation, which includes the following programs and practices:
•Our cybersecurity team conducts an annual review of cybersecurity risks at the ERM level, integrating significant cybersecurity risks into our overall ERM program. We remain committed to increasing investments in cybersecurity, which includes providing additional training for end-users, adopting a zero trust methodology, identifying and safeguarding critical assets, and reinforcing monitoring and alerting capabilities. Our proactive approach involves regular testing of defenses through simulations and penetration tests, both technically and through a comprehensive review of operational policies and procedures. At the managerial level, our cybersecurity team consistently monitors alerts and holds regular meetings to discuss threat levels, trends, and remediation strategies. Additionally, we conduct periodic external penetration tests and maturity testing to assess the effectiveness of our security controls, including processes, procedures, and our readiness to face the evolving threat landscape.
•We consider and assess the cybersecurity risks associated with the utilization of third-party service providers, including cybersecurity vendors, consultants, and auditors, under our third-party risk management program. Pursuant to the program, we evaluate security and data privacy controls prior to sharing or authorizing the hosting of sensitive data in computing environments managed by third parties. In addition, our standard terms and conditions with third-party service providers feature contractual provisions mandating specific security protections.
•Our cybersecurity incident response plan is designed to detect and address potential threats that may impact the confidentiality, integrity, and availability of our technology systems. The response plan includes coordinated processes for handling security and data privacy incidents, encompassing communication and effective response, and as appropriate, escalation to the Audit Committee or the Board.

CF INDUSTRIES HOLDINGS, INC.
•Our global business continuity program includes information technology disaster recovery, supporting resilience in both our business and information technology.
To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect our business strategy, results of operations, or financial condition. We cannot, however, eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see the disclosure in Item 1A. Risk Factors under “Operational Risks—Failure, inadequacy, breach of, or unauthorized access to, our information technology systems or those of third-party service providers or customers could negatively affect our business and operations.”
ITEM 2.    PROPERTIES.
Information regarding our facilities and properties is included in Item 1. Business—Manufacturing Facilities and Item 1. Business—Storage Facilities and Other Properties.
ITEM 3.    LEGAL PROCEEDINGS.
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety—CERCLA/Remediation Matters.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “CF.” As of February 10, 2025, there were 657 stockholders of record.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended December 31, 2024:

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
October 1, 2024 - October 31, 2024	309,508		$84.72	309,508	$1,420,331
November 1, 2024 - November 30, 2024	2,082,243	(3)	86.56	2,082,199	1,240,097
December 1, 2024 - December 31, 2024	2,055,703		86.75	2,055,703	1,061,767
Total	4,447,454		86.52	4,447,410
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
(3)Includes 44 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

ITEM 6.    [RESERVED]

CF INDUSTRIES HOLDINGS, INC.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is to CF Industries Holdings, Inc. only and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. For a discussion and analysis of the year ended December 31, 2023 compared to the year ended December 31, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 22, 2024. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
•Market Conditions
•Financial Executive Summary
•Acquisition of Waggaman Ammonia Production Facility
•Items Affecting Comparability of Results
•Consolidated Results of Operations
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview of CF Holdings
Our Company
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement, and other industrial activities. Our manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia.
Our principal assets as of December 31, 2024 include:
•six U.S. manufacturing facilities, located in Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 19—Noncontrolling Interest for additional information on our strategic venture with CHS);
•two Canadian manufacturing facilities, located in Medicine Hat, Alberta (the largest ammonia production complex in Canada) and Courtright, Ontario;
•a United Kingdom manufacturing facility located in Billingham;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

CF INDUSTRIES HOLDINGS, INC.
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in Trinidad and Tobago (Trinidad) that we account for under the equity method.
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
Our strategy is to leverage our unique capabilities to accelerate the world’s transition to clean energy. We believe this strategy builds upon our leadership in ammonia production to capture emerging opportunities to produce ammonia with a lower carbon intensity (“low-carbon ammonia”) than that of ammonia produced through traditional processes. These opportunities include traditional applications in agriculture to help reduce the carbon footprint of food production and the life cycle carbon intensity of ethanol production, enabling production of sustainable aviation fuel, among other purposes. These opportunities also include new growth opportunities from energy-intensive industries, such as power generation and marine shipping, as ammonia represents an efficient mechanism to both ship and store hydrogen, as well as a clean energy fuel source in its own right as ammonia does not contain or emit carbon when combusted. Our strategy also strengthens our existing business.
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
At our Donaldsonville and Yazoo City complexes, our decarbonization projects are leveraging carbon capture and sequestration (CCS) to enable us to convert a portion of our existing ammonia production to low-carbon ammonia. CCS requires the construction of carbon dioxide (CO2) dehydration and compression units to enable process CO2 captured from the ammonia production process to be transported and sequestered, which prevents approximately 60% of the CO2 generated by ammonia production from being emitted to the atmosphere. Construction of the dehydration and compression unit at our Donaldsonville complex is in advanced stages, with an estimated total cost of approximately $200 million over the life of the project. Construction of the dehydration and compression unit at our Yazoo City complex is expected to cost approximately $100 million over the life of the project. For each facility we have contracted with ExxonMobil to transport and sequester the captured CO2 in permanent geologic storage. At Donaldsonville, CCS is expected to commence in 2025 and annually will sequester up to approximately 2 million metric tons of CO2 that would otherwise have been emitted to the atmosphere. At Yazoo City, CCS is expected to commence in 2028 and annually will sequester up to approximately 500,000 metric tons of CO2 that would otherwise have been emitted to the atmosphere. Each project is expected to qualify under Section 45Q of the Internal Revenue Code for tax credits per metric ton of sequestered CO2.
Decarbonization projects in our existing network also include our electrolyzer project at our Donaldsonville complex to produce ammonia with hydrogen sourced from an electrolysis process that produces no CO2 emissions. Commissioning of the 20-megawatt alkaline water electrolysis plant to produce hydrogen was suspended due to an issue experienced in the fourth quarter of 2024. Upon identification and remediation of the issue, we expect to resume commissioning activities. At full electrolyzer capacity, we will be able to produce approximately 20,000 tons of low-carbon ammonia per year.
Our decarbonization projects also include front-end engineering and design (FEED) studies to inform our evaluation of whether, and how best, to invest in export-oriented, low-carbon ammonia capacity at our Blue Point complex in Ascension Parish, Louisiana, to supply developing clean energy markets and traditional ammonia markets where demand for low-carbon product is emerging.
In the fourth quarter of 2024, we received results from a FEED study evaluating the use of autothermal reforming (ATR) ammonia production technology alongside CCS to enable the production of low-carbon ammonia. ATR technology, when combined with CCS to capture and sequester process CO2 emissions, is expected to reduce CO2 emissions from the ammonia

CF INDUSTRIES HOLDINGS, INC.
production process by more than 90% compared to conventional ammonia plants. The FEED study results estimate the costs of a project with these attributes to be approximately $4 billion for the approximately 1.4 million metric ton capacity greenfield ATR ammonia facility and CCS technologies. Additionally, we estimate approximately $500 million would be required for the scalable common infrastructure for our Blue Point complex, such as ammonia storage and a vessel loading dock.
We have entered into joint development agreements (JDAs) with two potential partners, Mitsui & Co., Ltd. and JERA Co., Inc. for the development of the greenfield low-carbon ammonia capacity. Our evaluation includes assessing whether the ammonia production technology under consideration will satisfy carbon intensity and other requirements for potential end users. Should a positive final investment decision (FID) be reached to construct greenfield low-carbon ammonia capacity at our Blue Point complex, construction and commissioning is expected to take approximately four years from a positive FID.
In addition to discussions with existing customers who have interest in using low-carbon ammonia for traditional applications, we are engaged in discussions regarding the supply of low-carbon ammonia for new applications. We are evaluating and are in various stages of discussions with other companies for long-term offtake and/or potential joint investments related to new and traditional applications for low-carbon ammonia. These discussions continue to advance as we gain greater clarity regarding demand for low-carbon ammonia, including associated carbon intensity requirements, government incentives and regulatory developments.
Industry Factors
We operate in a highly competitive, global industry. Our operating results are influenced by a broad range of factors, including those outlined below.
Global Supply and Demand Factors
Our products are global commodities or derived from global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on reliability, customer service and product quality. The selling prices of our products fluctuate in response to global market conditions, changes in supply and demand and cost factors.
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
The North American nitrogen fertilizer market for certain products is dependent on imports to balance supply and demand, and imports traditionally account for a significant portion of nitrogen fertilizer products consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, Trinidad, Africa and Russia have been major exporters to North America in recent years.

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
Average selling prices for all of our major products were lower in 2024 than in 2023, as lower global energy costs reduced the global market clearing price required to meet global demand. The average selling price for our products was $313 per ton in 2024 compared to $347 per ton in 2023. The 10% decrease in the average selling price for our products in 2024 compared to 2023 resulted in a year-over-year decrease in net sales of approximately $716 million.
Our total sales volume was 1% lower in 2024 than in 2023, due primarily to lower sales volume in our UAN, AN and Other segments, partially offset by higher sales volume in our Ammonia segment as a result of the Waggaman acquisition on December 1, 2023. We shipped 18.9 million tons of product in 2024 compared to 19.1 million tons in 2023.
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
The acquisition of the Waggaman ammonia production facility closed on December 1, 2023, and therefore provided incremental net sales in the first eleven months of 2024. As a result, the Waggaman acquisition increased our 2024 sales volume by 644,000 tons and increased our net sales by $249 million due to the incremental eleven months of ownership compared to 2023.
Sales volume for our products in 2024, 2023 and 2022 is shown in the table below.

	2024		2023		2022
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Ammonia	4,085	$1,736	3,546	$1,679	3,300	$3,090
Granular Urea	4,522	1,600	4,570	1,823	4,572	2,892
UAN	6,771	1,678	7,237	2,068	6,788	3,572
AN	1,464	419	1,571	497	1,594	845
Other(1)	2,101	503	2,206	564	2,077	787
Total	18,943	$5,936	19,130	$6,631	18,331	$11,186
_______________________________________________________________________________
(1)Other segment products primarily include DEF, urea liquor, nitric acid and aqua ammonia.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 28% and 40%, respectively, of our production costs in 2024 and 2023. Most of our

CF INDUSTRIES HOLDINGS, INC.
manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses.
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
In the third quarter of 2024, the decline in natural gas supply continued as producers curtailed production in response to low natural gas prices. Natural gas demand from the power generation sector set records despite increased solar and wind generation, as low natural gas prices increased demand for gas-fired power. Liquefied natural gas exports were steady through the quarter as delays on commissioning of new facilities and maintenance activities at existing plants held exports at levels reached during the second quarter of 2024. Natural gas in storage remained above historical levels despite continued below-average injections into storage during the third quarter.
During the fourth quarter of 2024, natural gas supply increased as producers responded to higher prices by restarting previously curtailed production. After a warm start to the quarter, December temperatures turned colder-than-normal, raising demand for heat and power generation. Liquefied natural gas exports increased to the highest level of the year due to strong global demand for natural gas and the startup of a new liquefaction facility in the U.S. Gulf. The higher demand decreased the storage surplus compared to historical levels. The average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, was $4.25 per MMBtu for the period from January 1, 2025 through February 14, 2025.
The following table presents the average daily market price of natural gas at the Henry Hub for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022	2024 v. 2023		2023 v. 2022
Average daily market price of natural gas Henry Hub (Louisiana)	$2.25	$2.53	$6.38	$(0.28)	(11)%	$(3.85)	(60)%
The total cost of natural gas used for production at our manufacturing facilities, which includes the impact of realized natural gas derivatives, decreased 35% to $2.40 per MMBtu in 2024 from $3.67 per MMBtu in 2023. The decrease in natural gas costs in 2024 as compared to 2023 resulted in an increase in gross margin of approximately $436 million, excluding the impact of the Waggaman acquisition.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $1.22 billion in 2024 compared to $1.53 billion in 2023, a decrease in net earnings of 20%, or $307 million. The decrease in net earnings primarily reflects a decrease in gross margin partially offset by a lower income tax provision and a decrease in net earnings attributable to the noncontrolling interest.
Gross margin decreased by $489 million, or 19%, to $2.06 billion for the year ended December 31, 2024 compared to $2.55 billion for the year ended December 31, 2023. The decrease in gross margin was due primarily to a 10% decrease in average selling prices to $313 per ton in 2024 from $347 per ton in 2023, which decreased gross margin by $716 million, excluding the impact of the Waggaman acquisition, and a decrease in sales volume, which decreased gross margin by $123 million, excluding the impact of the Waggaman acquisition. These factors that decreased gross margin were partially offset by (i) lower natural gas costs, which increased gross margin by $436 million, excluding the impact of the Waggaman acquisition, and (ii) the impact of the Waggaman acquisition completed on December 1, 2023, which increased our 2024 gross margin by $57 million due to the incremental eleven months of ownership compared to 2023.
Lower gross margin was partially offset by a decrease in the income tax provision of $125 million due primarily to lower pre-tax earnings in 2024 and a decrease of $54 million in net earnings attributable to the noncontrolling interest.

CF INDUSTRIES HOLDINGS, INC.
Diluted net earnings per share attributable to common stockholders decreased $1.13 per share, to $6.74 per share in 2024 compared to $7.87 per share in 2023 due primarily to lower net earnings, partially offset by lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding were 180.7 million shares for the year ended December 31, 2024, a decrease of 7% compared to diluted weighted-average common shares outstanding of 193.8 million shares for the year ended December 31, 2023.
Acquisition of Waggaman Ammonia Production Facility
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana from Dyno Nobel Louisiana Ammonia, LLC (DNLA), a U.S. subsidiary of Australia-based Incitec Pivot Limited (IPL), pursuant to an asset purchase agreement with DNLA and IPL. The facility has a nameplate production capacity of 880,000 tons of ammonia annually. Our acquisition of the Waggaman facility expanded our ammonia manufacturing and distribution capacity.
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
Items Affecting Comparability of Results
During the years ended December 31, 2024 and 2023, we reported net earnings attributable to common stockholders of $1.22 billion and $1.53 billion, respectively. In addition to the impact of market conditions and the acquisition of the Waggaman ammonia production facility discussed above, certain items affected the comparability of our financial results during the years ended December 31, 2024 and 2023. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	2024		2023
	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)
	(in millions)
Unrealized net mark-to-market gain on natural gas derivatives(2)	$(35)	$(27)	$(39)	$(30)
Impact of employee benefit plan policy change(3)	(16)	(13)	—	—
U.K. operations restructuring	—	—	10	8
Acquisition and integration costs	4	3	39	29
Impairment of equity method investment in PLNL(4)	—	—	43	32
Canada Revenue Agency Competent Authority Matter:
Interest expense (income)—net(5)	(39)	(38)	—	—
______________________________________________________________________________
(1)The tax impact is calculated utilizing a marginal effective rate of 23.6% and 23.5% in 2024 and 2023, respectively, except for acquisition and integration costs related to the Waggaman acquisition, which reflects a 24.0% and 26.2% marginal effective rate in 2024 and 2023, respectively.
(2)Included in cost of sales in our consolidated statements of operations.
(3)Included in cost of sales and selling, general and administrative expenses in our consolidated statement of operations.
(4)Included in equity in earnings (loss) of operating affiliate in our consolidated statement of operations.
(5)Included in interest expense and interest income in our consolidated statement of operations.

CF INDUSTRIES HOLDINGS, INC.
Unrealized net mark-to-market gain on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In 2024 and 2023, we recognized unrealized net mark-to-market gains on natural gas derivatives of $35 million and $39 million, respectively.
Impact of employee benefit plan policy change
In 2024, we recognized income of $16 million pertaining to a policy change to an employee benefit plan that is included in both cost of sales and selling, general and administrative expenses in our consolidated statement of operations.
U.K. operations restructuring
In 2023, we recognized total charges of $10 million, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees as a result of our approved plan to permanently close the ammonia plant at our Billingham complex.
Acquisition and integration costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In 2024, we incurred approximately $4 million of integration costs related to the Waggaman acquisition. In 2023, we incurred $36 million of acquisition-related costs and $3 million of integration costs related to the Waggaman acquisition. These costs are included in acquisition and integration costs in our consolidated statements of operations.
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
In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in earnings (loss) of operating affiliate in our consolidated statement of operations for the year ended December 31, 2023.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006 through 2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. In the fourth quarter of 2024, we received the CRA portion of the interest relief consisting of interest refunds of $21 million and related interest of $2 million. The interest relief from the Alberta TRA is estimated to be approximately $16 million, consisting of interest refunds of $15 million and related interest of $1 million, based on current estimates and foreign currency exchange rates as of December 31, 2024. As a result, in our consolidated statement of operations for the year ended December 31, 2024, we recognized $39 million of income consisting of a $36 million reduction in interest expense and $3 million of interest income.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022	2024 v. 2023		2023 v. 2022
	(in millions, except as noted)
Net sales	$5,936	$6,631	$11,186	$(695)	(10)%	$(4,555)	(41)%
Cost of sales (COS)	3,880	4,086	5,325	(206)	(5)%	(1,239)	(23)%
Gross margin	2,056	2,545	5,861	(489)	(19)%	(3,316)	(57)%
Gross margin percentage	34.6%	38.4%	52.4%	(3.8)%		(14.0)%
Selling, general and administrative expenses	320	289	290	31	11%	(1)	—%
U.K. long-lived and intangible asset impairment	—	—	239	—	—%	(239)	(100)%
U.K. operations restructuring	—	10	19	(10)	(100)%	(9)	(47)%
Acquisition and integration costs	4	39	—	(35)	(90)%	39	N/M
Other operating—net	(10)	(31)	10	21	68%	(41)	N/M
Total other operating costs and expenses	314	307	558	7	2%	(251)	(45)%
Equity in earnings (loss) of operating affiliate	4	(8)	94	12	N/M	(102)	N/M
Operating earnings	1,746	2,230	5,397	(484)	(22)%	(3,167)	(59)%
Interest expense	121	150	344	(29)	(19)%	(194)	(56)%
Interest income	(123)	(158)	(65)	35	22%	(93)	(143)%
Loss on debt extinguishment	—	—	8	—	—%	(8)	(100)%
Other non-operating—net	(14)	(10)	15	(4)	(40)%	(25)	N/M
Earnings before income taxes	1,762	2,248	5,095	(486)	(22)%	(2,847)	(56)%
Income tax provision	285	410	1,158	(125)	(30)%	(748)	(65)%
Net earnings	1,477	1,838	3,937	(361)	(20)%	(2,099)	(53)%
Less: Net earnings attributable to noncontrolling interest	259	313	591	(54)	(17)%	(278)	(47)%
Net earnings attributable to common stockholders	$1,218	$1,525	$3,346	$(307)	(20)%	$(1,821)	(54)%
Diluted net earnings per share attributable to common stockholders	$6.74	$7.87	$16.38	$(1.13)	(14)%	$(8.51)	(52)%
Diluted weighted-average common shares outstanding	180.7	193.8	204.2	(13.1)	(7)%	(10.4)	(5)%
Dividends declared per common share	$2.00	$1.60	$1.50	$0.40	25%	$0.10	7%
Natural gas supplemental data (per MMBtu)
Natural gas costs in COS(1)	$2.28	$3.26	$7.16	$(0.98)	(30)%	$(3.90)	(54)%
Realized derivatives loss in COS(2)	0.12	0.41	0.02	(0.29)	(71)%	0.39	N/M
Cost of natural gas used for production in COS	$2.40	$3.67	$7.18	$(1.27)	(35)%	$(3.51)	(49)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.25	$2.53	$6.38	$(0.28)	(11)%	$(3.85)	(60)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(35)	$(39)	$41	$4	10%	$(80)	N/M
Depreciation and amortization	$925	$869	$850	$56	6%	$19	2%
Capital expenditures	$518	$499	$453	$19	4%	$46	10%
Sales volume by product tons (000s)	18,943	19,130	18,331	(187)	(1)%	799	4%
Production volume by product tons (000s):
Ammonia(3)	9,800	9,496	9,807	304	3%	(311)	(3)%
Granular urea	4,404	4,544	4,561	(140)	(3)%	(17)	—%
UAN (32%)(4)	6,753	6,852	6,706	(99)	(1)%	146	2%
AN	1,392	1,520	1,517	(128)	(8)%	3	—%

CF INDUSTRIES HOLDINGS, INC.
______________________________________________________________________________
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

The following is a discussion and analysis of our consolidated results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion and analysis of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
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
Our total net sales decreased $695 million, or 10%, to $5.94 billion in 2024 compared to $6.63 billion in 2023. The change in our net sales reflects (i) the impact of the Waggaman acquisition completed on December 1, 2023, which increased our net sales by $249 million, and (ii) a $944 million, or 14%, decline in our net sales excluding the impact of the Waggaman acquisition, due to a 10% decrease in average selling prices and a 4% decrease in sales volume.
Our average selling price was $313 per ton in 2024 compared to $347 per ton in 2023, a decrease of 10%, due to lower average selling prices across all of our segments, as lower global energy costs reduced the global market clearing price required to meet global demand. The impact of lower average selling prices, excluding the impact of the Waggaman acquisition, was a decrease in net sales of approximately $716 million for 2024 compared to 2023.
Our total sales volume of 18.9 million product tons in 2024 was 1% lower compared to 19.1 million product tons in 2023, due primarily to lower sales volume in our UAN, AN and Other segments, partially offset by higher sales volume in our Ammonia segment driven by the impact of the Waggaman acquisition, which increased our 2024 sales volume by 644,000 tons due to the incremental eleven months of ownership compared to 2023. Excluding the impact of the Waggaman acquisition, the impact of lower sales volume was a decrease in net sales of approximately $228 million.
Gross ammonia production for 2024 increased to approximately 9.8 million tons compared to 9.5 million tons in 2023. We expect gross ammonia production for 2025 will be approximately 10 million tons.
Cost of Sales
Our cost of sales includes manufacturing costs, purchased product costs, distribution and storage costs, and freight. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivatives, maintenance, direct labor, depreciation and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen fertilizers to augment or replace production at our facilities. Distribution costs consist of the cost of freight required to transport finished products from our manufacturing facilities to our distribution facilities, which are recognized in cost of sales when the product is sold to our customers. Storage costs consist of costs incurred prior to final shipment to customers. Freight consists of shipping and handling costs incurred by us to deliver the product to our customer’s intended destination.
Our total cost of sales decreased $206 million, or 5%, to $3.88 billion in 2024 as compared to $4.09 billion in 2023. The decrease in our cost of sales primarily reflects lower realized natural gas costs, including the impact of realized derivatives. The impact of lower realized natural gas costs decreased cost of sales by $436 million, excluding the impact of the Waggaman acquisition. The impact of lower realized natural gas costs was partially offset by higher costs for planned and unplanned maintenance and repair activities in 2024, including the impact of the adverse weather in January 2024, as discussed above under “Nitrogen Selling Prices and Sales Volume,” and the impact of the Waggaman acquisition, which increased our cost of sales by $192 million due to the incremental eleven months of ownership compared to 2023.
Cost of sales also includes the impact of a $35 million unrealized net mark-to-market gain on natural gas derivatives in 2024 compared to a $39 million gain in 2023.

CF INDUSTRIES HOLDINGS, INC.
Cost of sales averaged $204 per ton in 2024, a 5% decrease from $214 per ton in 2023. Our cost of natural gas, including the impact of realized derivatives, decreased 35% to $2.40 per MMBtu in 2024 from $3.67 per MMBtu in 2023.
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
Selling, general and administrative expenses increased $31 million to $320 million in 2024 compared to $289 million in 2023. The increase was due primarily to an increase of $21 million in amortization expense related to the customer relationships recognized in conjunction with the Waggaman acquisition on December 1, 2023, and an increase in costs related to certain corporate initiatives.
U.K. Operations Restructuring
In 2023, related to our U.K. operations, we recognized total charges of $10 million, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees as a result of our approved plan to permanently close the ammonia plant at our Billingham complex. See Note 7—United Kingdom Operations Restructuring and Impairment Charges for further discussion of the Billingham ammonia plant closure.
Acquisition and Integration Costs
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, as described above under “Acquisition of Waggaman Ammonia Production Facility.” In 2024, we incurred $4 million of integration costs related to the Waggaman acquisition. In 2023, we incurred $36 million of acquisition-related costs and $3 million of integration costs.
Other Operating—Net
Other operating—net includes administrative costs that do not relate directly to our central operations and can include foreign currency transaction gains and losses, unrealized gains and losses on foreign currency derivatives, litigation expenses, gains and losses on the disposal of fixed assets and FEED study costs related to our clean energy initiatives.
Other operating—net was $10 million of income in 2024 compared to $31 million of income in 2023. In both 2024 and 2023, the income recognized consists primarily of gains on sales of emission credits, partially offset by FEED study costs for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings (Loss) of Operating Affiliate
Equity in earnings (loss) of operating affiliate consists of our 50% ownership interest in PLNL. We include our share of the net earnings from our equity method investment in PLNL as an element of earnings from operations because this investment provides additional production and is integrated with our other supply chain and sales activities.
Equity in earnings (loss) of operating affiliate was $4 million of earnings in 2024 compared to an $8 million loss in 2023, which includes an impairment of our equity method investment in PLNL of $43 million recognized in the third quarter of 2023. See “Items Affecting Comparability of Results—Impairment of equity method investment in PLNL,” above, for further discussion. Lower equity in earnings of operating affiliate in 2024 compared to 2023, excluding the impact from the impairment charge, primarily reflects a decrease in the operating results of PLNL as a result of a plant turnaround in the second quarter of 2024 at the PLNL facility in Trinidad, lower ammonia selling prices, higher natural gas costs and lower operating rates at PLNL due to lower availability of natural gas.
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
Interest expense was $121 million in 2024 compared to $150 million in 2023. The decrease of $29 million was due primarily to a reduction in interest on tax liabilities driven by a $36 million reduction in interest expense recognized in 2024 related to discretionary interest relief granted to us by Canadian taxing authorities that is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”

CF INDUSTRIES HOLDINGS, INC.
Interest Income
Interest income includes amounts earned on our cash, cash equivalents, and investments and any interest earned related to income tax refunds.
Interest income was $123 million in 2024 compared to $158 million in 2023. The decrease of $35 million was due primarily to a $52 million decrease in interest income on short-term investments in 2024, partially offset by $3 million of interest income in 2024 related to discretionary interest relief that is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Income Tax Provision
Our income tax provision for 2024 was $285 million on pre-tax income of $1.76 billion, or an effective tax rate of 16.2%, compared to an income tax provision of $410 million on pre-tax income of $2.25 billion, or an effective tax rate of 18.3%, in 2023.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for 2024 of 16.2%, which is based on pre-tax income of $1.76 billion, would be 2.8 percentage points higher, or 19.0%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $259 million. Our effective tax rate for 2023 of 18.3%, which is based on pre-tax income of $2.25 billion, would be 2.9 percentage points higher, or 21.2%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $313 million.
Both 2024 and 2023 were impacted by additional discrete tax items. See Note 12—Income Taxes for additional information.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest includes the net earnings attributable to the approximately 11% CHS minority equity interest in CFN, a subsidiary of CF Holdings.
Net earnings attributable to noncontrolling interest decreased $54 million, or 17%, to $259 million in 2024 compared to $313 million in 2023 due to lower earnings of CFN driven by lower average selling prices as described above under “Net Sales,” partially offset by lower natural gas costs.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Net earnings per share attributable to common stockholders decreased 14% to $6.74 per diluted share in 2024 from $7.87 per diluted share in 2023. This decrease was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower natural gas costs. Lower gross margin was partially offset by a decrease in the income tax provision resulting from lower profitability and a decrease in net earnings attributable to the noncontrolling interest. Additionally, diluted weighted-average common shares outstanding declined 7% from 193.8 million shares for 2023 to 180.7 million shares for 2024, due primarily to repurchases of common shares under our share repurchase programs.

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

	Ammonia(1)	Granular Urea(2)	UAN(2)	AN(2)	Other(2)	Consolidated
	(in millions)
Year ended December 31, 2024
Net sales	$1,736	$1,600	$1,678	$419	$503	$5,936
Cost of sales	1,243	926	1,069	340	302	3,880
Gross margin	$493	$674	$609	$79	$201	$2,056
Gross margin percentage	28.4%	42.1%	36.3%	18.9%	40.0%	34.6%
Year ended December 31, 2023
Net sales	$1,679	$1,823	$2,068	$497	$564	$6,631
Cost of sales	1,138	1,010	1,251	359	328	4,086
Gross margin	$541	$813	$817	$138	$236	$2,545
Gross margin percentage	32.2%	44.6%	39.5%	27.8%	41.8%	38.4%
Year ended December 31, 2022
Net sales	$3,090	$2,892	$3,572	$845	$787	$11,186
Cost of sales	1,491	1,328	1,489	597	420	5,325
Gross margin	$1,599	$1,564	$2,083	$248	$367	$5,861
Gross margin percentage	51.7%	54.1%	58.3%	29.3%	46.6%	52.4%
_______________________________________________________________________________
(1)The financial results of the Waggaman facility are included in the Ammonia segment from the Waggaman acquisition date of December 1, 2023. See “Acquisition of Waggaman Ammonia Production Facility” for additional information.
(2)The cost of ammonia and other products that are upgraded in the production of Granular Urea, UAN, AN and Other products is transferred at cost into the results of those products.
The following is a discussion and analysis of our operating results by business segment for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion and analysis of our operating results by business segment for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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
The following table presents summary operating data for our Ammonia segment:

	Year ended December 31,
	2024(1)	2023(1)	2022	2024 v. 2023		2023 v. 2022
	(in millions, except as noted)
Net sales	$1,736	$1,679	$3,090	$57	3%	$(1,411)	(46)%
Cost of sales	1,243	1,138	1,491	105	9%	(353)	(24)%
Gross margin	$493	$541	$1,599	$(48)	(9)%	$(1,058)	(66)%
Gross margin percentage	28.4%	32.2%	51.7%	(3.8)%		(19.5)%
Sales volume by product tons (000s)	4,085	3,546	3,300	539	15%	246	7%
Sales volume by nutrient tons (000s)(2)	3,349	2,908	2,707	441	15%	201	7%
Average selling price per product ton	$425	$473	$936	$(48)	(10)%	$(463)	(49)%
Average selling price per nutrient ton(2)	$518	$577	$1,141	$(59)	(10)%	$(564)	(49)%
Gross margin per product ton	$121	$153	$485	$(32)	(21)%	$(332)	(68)%
Gross margin per nutrient ton(2)	$147	$186	$591	$(39)	(21)%	$(405)	(69)%
Depreciation and amortization	$239	$171	$166	$68	40%	$5	3%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(13)	$(11)	$13	$(2)	(18)%	$(24)	N/M
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
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Sales. Net sales in our Ammonia segment increased by $57 million, or 3%, to $1.74 billion in 2024 from $1.68 billion in 2023. The increase in our net sales reflects a 15% increase in sales volume, including the impact of the Waggaman acquisition completed on December 1, 2023, partially offset by a 10% decrease in average selling prices. Average selling prices decreased to $425 per ton in 2024 compared to $473 per ton in 2023 as lower global energy costs reduced the global market clearing price required to meet global demand.
In January 2024, a winter storm produced extremely cold temperatures that impacted our operations, including the temporary shut-down of certain of our plants. As a result of the adverse weather, we incurred additional maintenance costs in the first quarter of 2024. Due to the impact of plant downtime resulting from the adverse weather and additional plant maintenance activity in the first quarter of 2024, we purchased and resold 62,000 tons of ammonia at near breakeven margins in order to fulfill sales commitments.
Ammonia sales volume in 2024 was 4.1 million tons, an increase of 15% compared to 3.5 million tons in 2023. The increase in sales volume reflects both the impact of the Waggaman acquisition completed on December 1, 2023, which increased our ammonia sales volume in 2024 by 644,000 tons due to the incremental eleven months of ownership compared to 2023, and 62,000 tons of ammonia purchased and resold as described above, partially offset by lower demand due to lower spring ammonia applications in North America compared to the prior year as a result of unfavorable weather.
Cost of Sales. Cost of sales in our Ammonia segment averaged $304 per ton in 2024, a 5% decrease from $320 per ton in 2023. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance, repairs and certain unabsorbed fixed costs as a result of plant downtime, including the impact of the adverse weather in January 2024 as discussed above. The impact of the Waggaman acquisition on our cost of sales per ton in our Ammonia segment was not material.

CF INDUSTRIES HOLDINGS, INC.
Gross Margin.  Gross margin in our Ammonia segment decreased by $48 million, or 9%, to $493 million in 2024 from $541 million in 2023, and our gross margin percentage was 28.4% in 2024 compared to 32.2% in 2023. The decrease in gross margin was due primarily to a 10% decrease in average selling prices, which decreased gross margin by $160 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $121 million, and, excluding the impact of the Waggaman acquisition, a decrease in sales volume, which decreased gross margin by $8 million. These factors that decreased gross margin were partially offset by the impact of a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $182 million, and the impact of the Waggaman acquisition, which increased gross margin by $57 million. Gross margin also includes the impact of a $13 million unrealized net mark-to-market gain on natural gas derivatives in 2024 compared to an $11 million gain in 2023.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Year ended December 31,
	2024	2023	2022	2024 v. 2023		2023 v. 2022
	(in millions, except as noted)
Net sales	$1,600	$1,823	$2,892	$(223)	(12)%	$(1,069)	(37)%
Cost of sales	926	1,010	1,328	(84)	(8)%	(318)	(24)%
Gross margin	$674	$813	$1,564	$(139)	(17)%	$(751)	(48)%
Gross margin percentage	42.1%	44.6%	54.1%	(2.5)%		(9.5)%
Sales volume by product tons (000s)	4,522	4,570	4,572	(48)	(1)%	(2)	—%
Sales volume by nutrient tons (000s)(1)	2,080	2,102	2,103	(22)	(1)%	(1)	—%
Average selling price per product ton	$354	$399	$633	$(45)	(11)%	$(234)	(37)%
Average selling price per nutrient ton(1)	$769	$867	$1,375	$(98)	(11)%	$(508)	(37)%
Gross margin per product ton	$149	$178	$342	$(29)	(16)%	$(164)	(48)%
Gross margin per nutrient ton(1)	$324	$387	$744	$(63)	(16)%	$(357)	(48)%
Depreciation and amortization	$284	$285	$272	$(1)	—%	$13	5%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(9)	$(11)	$13	$2	18%	$(24)	N/M
______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Sales. Net sales in our Granular Urea segment decreased $223 million, or 12%, to $1.60 billion in 2024 compared to $1.82 billion in 2023 due primarily to an 11% decrease in average selling prices. Average selling prices decreased to $354 per ton in 2024 compared to $399 per ton in 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. Sales volume in 2024 was 4.5 million tons, a decrease of 1% compared to 4.6 million tons in 2023. Lower sales volume in the first quarter of 2024, which was due primarily to a reduction in ammonia available for upgrade and lower supply availability from the impact of severe weather that caused urea plant outages, was largely offset by higher sales volume in the second and third quarters of 2024 due primarily to a production mix that favored granular urea production. Sales volume in 2024 includes the impact of 48,000 tons of granular urea purchased and resold in the first quarter of 2024 due to the impact of the severe weather described above.
Cost of Sales. Cost of sales in our Granular Urea segment averaged $205 per ton in 2024, a 7% decrease from $221 per ton in 2023, due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs associated with maintenance activity in 2024.
Gross Margin.  Gross margin in our Granular Urea segment decreased by $139 million, or 17%, to $674 million in 2024 from $813 million in 2023, and our gross margin percentage was 42.1% in 2024 compared to 44.6% in 2023. The

CF INDUSTRIES HOLDINGS, INC.
decrease in gross margin was driven by an 11% decrease in average selling prices, which decreased gross margin by approximately $185 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $37 million, and a 1% decrease in sales volume, which decreased gross margin by $21 million. These factors that decreased gross margin were partially offset by lower realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $106 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in 2024 compared to an $11 million gain in 2023.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Year ended December 31,
	2024	2023	2022	2024 v. 2023		2023 v. 2022
	(in millions, except as noted)
Net sales	$1,678	$2,068	$3,572	$(390)	(19)%	$(1,504)	(42)%
Cost of sales	1,069	1,251	1,489	(182)	(15)%	(238)	(16)%
Gross margin	$609	$817	$2,083	$(208)	(25)%	$(1,266)	(61)%
Gross margin percentage	36.3%	39.5%	58.3%	(3.2)%		(18.8)%
Sales volume by product tons (000s)	6,771	7,237	6,788	(466)	(6)%	449	7%
Sales volume by nutrient tons (000s)(1)	2,142	2,283	2,148	(141)	(6)%	135	6%
Average selling price per product ton	$248	$286	$526	$(38)	(13)%	$(240)	(46)%
Average selling price per nutrient ton(1)	$783	$906	$1,663	$(123)	(14)%	$(757)	(46)%
Gross margin per product ton	$90	$113	$307	$(23)	(20)%	$(194)	(63)%
Gross margin per nutrient ton(1)	$284	$358	$970	$(74)	(21)%	$(612)	(63)%
Depreciation and amortization	$268	$288	$269	$(20)	(7)%	$19	7%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(10)	$(11)	$14	$1	9%	$(25)	N/M
______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Sales. Net sales in our UAN segment decreased $390 million, or 19%, to $1.68 billion in 2024 compared to $2.07 billion in 2023 due primarily to a 13% decrease in average selling prices and a 6% decrease in sales volume. Average selling prices decreased to $248 per ton in 2024 compared to $286 per ton in 2023 due primarily to lower global energy costs reducing the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to lower supply availability resulting from lower beginning inventory entering 2024 and the impact of a production mix that favored granular urea production.
Cost of Sales. Cost of sales in our UAN segment averaged $158 per ton in 2024, a 9% decrease from $173 per ton in 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives.
Gross Margin.  Gross margin in our UAN segment decreased by $208 million, or 25%, to $609 million in 2024 from $817 million in 2023, and our gross margin percentage was 36.3% in 2024 compared to 39.5% in 2023. The decrease in gross margin was due primarily to a 13% decrease in average selling prices, which decreased gross margin by $274 million, and a 6% decrease in sales volume, which decreased gross margin by $57 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $113 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $11 million. Gross margin also includes the impact of a $10 million unrealized net mark-to-market gain on natural gas derivatives in 2024 compared to an $11 million gain in 2023.

CF INDUSTRIES HOLDINGS, INC.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Year ended December 31,
	2024	2023	2022	2024 v. 2023		2023 v. 2022
	(in millions, except as noted)
Net sales	$419	$497	$845	$(78)	(16)%	$(348)	(41)%
Cost of sales	340	359	597	(19)	(5)%	(238)	(40)%
Gross margin	$79	$138	$248	$(59)	(43)%	$(110)	(44)%
Gross margin percentage	18.9%	27.8%	29.3%	(8.9)%		(1.5)%
Sales volume by product tons (000s)	1,464	1,571	1,594	(107)	(7)%	(23)	(1)%
Sales volume by nutrient tons (000s)(1)	501	538	545	(37)	(7)%	(7)	(1)%
Average selling price per product ton	$286	$316	$530	$(30)	(9)%	$(214)	(40)%
Average selling price per nutrient ton(1)	$836	$924	$1,550	$(88)	(10)%	$(626)	(40)%
Gross margin per product ton	$54	$88	$156	$(34)	(39)%	$(68)	(44)%
Gross margin per nutrient ton(1)	$158	$257	$455	$(99)	(39)%	$(198)	(44)%
Depreciation and amortization	$39	$48	$61	$(9)	(19)%	$(13)	(21)%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$(2)	$(2)	$1	50%	$—	—%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Sales. Net sales in our AN segment decreased $78 million, or 16%, to $419 million in 2024 from $497 million in 2023 due primarily to a 9% decrease in average selling prices and a 7% decrease in sales volume. Average selling prices decreased to $286 per ton in 2024 compared to $316 per ton in 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. Sales volume declined due primarily to lower supply availability resulting from lower production in 2024.
Cost of Sales. Cost of sales in our AN segment averaged $232 per ton in 2024, a 2% increase from $228 per ton in 2023. The increase was due primarily to higher costs for maintenance activity in North America, which was partially offset by the impact of lower realized natural gas costs, including the impact of realized derivatives, and, for our United Kingdom operations, a lower cost per ton for purchased ammonia used for upgrading into AN.
Gross Margin.  Gross margin in our AN segment decreased by $59 million, or 43%, to $79 million in 2024 from $138 million in 2023, and our gross margin percentage was 18.9% in 2024 compared to 27.8% in 2023. The decrease in gross margin was due primarily to a 9% decrease in average selling prices, which decreased gross margin by $65 million, and a 7% decrease in sales volume, which decreased gross margin by $14 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $12 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $9 million. The net decrease in manufacturing, maintenance and other costs primarily reflects lower costs for purchased ammonia in the United Kingdom, partially offset by higher costs for maintenance activity in North America. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in 2024 compared to a $2 million gain in 2023.

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
The following table presents summary operating data for our Other segment:

	Year ended December 31,
	2024	2023	2022	2024 v. 2023		2023 v. 2022
	(in millions, except as noted)
Net sales	$503	$564	$787	$(61)	(11)%	$(223)	(28)%
Cost of sales	302	328	420	(26)	(8)%	(92)	(22)%
Gross margin	$201	$236	$367	$(35)	(15)%	$(131)	(36)%
Gross margin percentage	40.0%	41.8%	46.6%	(1.8)%		(4.8)%
Sales volume by product tons (000s)	2,101	2,206	2,077	(105)	(5)%	129	6%
Sales volume by nutrient tons (000s)(1)	411	434	408	(23)	(5)%	26	6%
Average selling price per product ton	$239	$256	$379	$(17)	(7)%	$(123)	(32)%
Average selling price per nutrient ton(1)	$1,224	$1,300	$1,929	$(76)	(6)%	$(629)	(33)%
Gross margin per product ton	$96	$107	$177	$(11)	(10)%	$(70)	(40)%
Gross margin per nutrient ton(1)	$489	$544	$900	$(55)	(10)%	$(356)	(40)%
Depreciation and amortization	$61	$64	$67	$(3)	(5)%	$(3)	(4)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$(4)	$3	$2	50%	$(7)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Sales. Net sales in our Other segment decreased $61 million, or 11%, to $503 million in 2024 from $564 million in 2023 due to a 7% decrease in average selling prices and a 5% decrease in sales volume. Average selling prices decreased to $239 per ton in 2024 compared to $256 per ton in 2023 as lower global energy costs reduced the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to lower DEF sales volume, partially offset by higher nitric acid sales volume.
Cost of Sales. Cost of sales in our Other segment averaged $143 per ton in 2024, a 4% decrease from $149 per ton in 2023, due primarily to the impact of lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher costs for maintenance activity.
Gross Margin.  Gross margin in our Other segment decreased by $35 million, or 15%, to $201 million in 2024 from $236 million in 2023, and our gross margin percentage was 40.0% in 2024 compared to 41.8% in 2023. The decrease in gross margin was due primarily to a 7% decrease in average selling prices, which decreased gross margin by $32 million, a 5% decrease in sales volume, which decreased gross margin by $23 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $1 million. These factors that decreased gross margin were partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $23 million. Gross margin includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in 2024 compared to a $4 million gain in 2023.

CF INDUSTRIES HOLDINGS, INC.
Liquidity and Capital Resources
Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases, dividends, and our clean energy initiatives. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight costs and seasonal factors inherent in the business. We may also utilize our cash to fund acquisitions. In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market or privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our revolving credit agreement.
As of December 31, 2024, our cash and cash equivalents balance was $1.61 billion, a decrease of $418 million from $2.03 billion at December 31, 2023. At December 31, 2024, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
In each of the quarters of 2024, quarterly dividends of $0.50 per common share were declared and paid, representing a 25% increase from the quarterly dividends of $0.40 per common share that were declared and paid in each of the quarters of 2023.
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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $518 million in 2024 compared to $499 million in 2023.
Capital expenditures in 2025 are estimated to be in the range of $500 million to $550 million. Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. Any of these changes in planned capital expenditures, individually or in the aggregate, could have a material impact on our results of operations and cash flows.
In addition, our decarbonization projects include FEED studies to inform our evaluation of whether, and how best, to invest in an export-oriented, low-carbon ammonia capacity at our Blue Point complex in Ascension Parish, Louisiana, to supply developing energy markets and traditional ammonia markets where demand for low-carbon product is emerging. Our estimated capital expenditures for 2025, which are described above, exclude any amounts that would be required in connection with this project, and such amounts could be significant. See “Overview of CF Holdings—Our Strategy,” above, for additional information on our clean energy initiatives.
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

CF INDUSTRIES HOLDINGS, INC.
The consideration transferred on the acquisition date reflected an estimated net working capital adjustment and other adjustments to the purchase price, which was subject to further adjustment pursuant to the terms of the asset purchase agreement. The purchase price adjustments required under the asset purchase agreement were finalized in the second quarter of 2024, which resulted in a $2 million reduction in the purchase price. As a result, the final purchase price was $1.221 billion.
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023:
Second quarter	0.8	$50
Third quarter	1.9	150
Fourth quarter	2.9	225
Total shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	$347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	$1,513
Shares repurchased as of December 31, 2024	24.4	$1,938
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In 2024, we repurchased approximately 18.8 million shares under the 2022 Share Repurchase Program for approximately $1.51 billion, of which $10 million was accrued and unpaid as of December 31, 2024. In 2024, we retired approximately 18.7 million shares of repurchased stock, and we held approximately 0.4 million shares of treasury stock as of December 31, 2024.
In 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million, and we repurchased 5.6 million shares under the 2022 Share Repurchase Program for $425 million.
Government Policies
The policies or laws of governments around the world can result in the imposition of taxes, duties, tariffs or other restrictions or regulatory requirements on imports and exports of raw materials, finished goods or services from a particular country or region of the world. The policies and laws of governments can also impact the subsidization of natural gas prices, and subsidies or quotas applied to domestic producers or farmers. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by economic, political and social objectives. Additionally, the import or export of fertilizer can be subject to local taxes imposed by governments which can have the effect of either encouraging or discouraging import and export activity. The impact of changes in governmental policies or laws or the political or social objectives of a country could have a material impact on fertilizer demand and selling prices and therefore could impact our liquidity. In addition, changing political leadership, including the new U.S. presidential administration and regulatory leadership, have proposed, and may propose further, policy, regulatory, and enforcement changes, which are and may continue to be subject to administrative and judicial challenges, that create additional uncertainty for our business.

CF INDUSTRIES HOLDINGS, INC.
Canada Revenue Agency Competent Authority Matter
In connection with the matter described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter,” in the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. In the fourth quarter of 2024, we received interest relief from the CRA consisting of interest refunds of $21 million and related interest of $2 million. In addition, interest relief from the Alberta TRA is estimated to be approximately $16 million, consisting of interest refunds of $15 million and related interest of $1 million, based on current estimates and foreign currency exchange rates as of December 31, 2024. We expect to receive the interest refunds from the Alberta TRA in the first half of 2025.
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
As of December 31, 2024, approximately $346 million of our consolidated cash and cash equivalents balance of $1.61 billion was held by our Canadian and United Kingdom subsidiaries. As of December 31, 2024, we recorded a deferred tax liability of $14 million on the undistributed earnings of our Canadian subsidiaries for which the Company does not have an indefinite reinvestment assertion. We have not provided for deferred taxes on the remainder of undistributed earnings from our foreign subsidiaries because such earnings would not give rise to additional tax liabilities upon repatriation.

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
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including one financial covenant. The financial covenant requires that the total net leverage ratio (as defined in the Revolving Credit Agreement) be not greater than 3.75:1.00 (the Maximum Total Net Leverage Ratio) as of the last day of each fiscal quarter, provided that, if any borrower or subsidiary consummates a material acquisition during any fiscal quarter, CF Industries may elect to increase the Maximum Total Net Leverage Ratio to 4.25:1.00 for the period of four consecutive fiscal quarters commencing with such fiscal quarter (and no further such election may be made unless and until the Maximum Total Net Leverage Ratio is less than or equal to 3.75:1.00 as of the end of two consecutive fiscal quarters after the end of such period).
As of December 31, 2024, we were in compliance with all covenants under the Revolving Credit Agreement.

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
As of December 31, 2024, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. As of December 31, 2024 and 2023, and during the years then ended, there were no borrowings outstanding under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of December 31, 2024, approximately $324 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2024 and 2023 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	December 31, 2024		December 31, 2023
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	746	750	744
Total long-term debt		$3,000	$2,971	$3,000	$2,968
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million and $7 million as of December 31, 2024 and 2023, respectively, and total deferred debt issuance costs were $23 million and $25 million as of December 31, 2024 and 2023, respectively.
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

CF INDUSTRIES HOLDINGS, INC.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of December 31, 2024 and 2023, we had $118 million and $130 million, respectively, in customer advances on our consolidated balance sheets.
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

CF INDUSTRIES HOLDINGS, INC.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other products. Expenditures on natural gas are a significant portion of our production costs, representing approximately 28% of our total production costs in 2024. As a result of these factors, natural gas prices have a significant impact on our operating expenses and can thus affect our liquidity. Natural gas costs in our cost of sales, including the impact of realized natural gas derivatives, decreased 35% to $2.40 per MMBtu in 2024 from $3.67 per MMBtu in 2023.
We enter into agreements for a portion of our future natural gas supply and related transportation. As of December 31, 2024, our natural gas purchase agreements have remaining terms that range from five months to five years and a total minimum commitment of approximately $2.64 billion, and our natural gas transportation agreements have terms that range from one to eight years and a total minimum commitment of approximately $62 million. Our minimum commitments to purchase and transport natural gas are based on prevailing market-based forward prices excluding reductions for plant maintenance and turnaround activities.
Most of our nitrogen manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. During the three-year period ended December 31, 2024, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.23 per MMBtu on four consecutive days in November 2024 and a high of $12.97 per MMBtu on four consecutive days in January 2024.
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In 2024 and 2023, we recognized unrealized net mark-to-market gains on natural gas derivatives of $35 million and $39 million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
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
The ISDA agreements for most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. As of December 31, 2024 and 2023, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $34 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates.
As of December 31, 2024, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 16.0 million MMBtus. As of December 31, 2023, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 49.0 million MMBtus. At both December 31, 2024 and 2023, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Defined Benefit Pension Plans
We made cash contributions of $22 million to our pension plans in 2024. We expect to contribute approximately $6 million in total to our U.S. and U.K. pension plans in 2025, and, as currently agreed with the plans’ trustees, approximately $13 million to our U.K. pension plans in 2026.

CF INDUSTRIES HOLDINGS, INC.
Distributions to Noncontrolling Interest in CFN
The CFN Board of Managers approved semi-annual distribution payments for the years ended December 31, 2024, 2023 and 2022, in accordance with CFN’s limited liability company agreement, as follows:

Approved and paid	Distribution Period	Distribution Amount (in millions)
First quarter of 2025	Six months ended December 31, 2024	$129
Third quarter of 2024	Six months ended June 30, 2024	164
First quarter of 2024	Six months ended December 31, 2023	144
Third quarter of 2023	Six months ended June 30, 2023	204
First quarter of 2023	Six months ended December 31, 2022	255
Third quarter of 2022	Six months ended June 30, 2022	372
Cash Flows
Net cash provided by operating activities in 2024 was $2.27 billion, a decrease of $486 million compared to $2.76 billion in 2023. The decrease in cash flow from operations was due primarily to lower net earnings. Net earnings in 2024 was $1.48 billion, a decrease of $361 million compared to $1.84 billion in 2023. The decrease in net earnings was due primarily to a decrease in gross margin, driven by lower average selling prices, partially offset by lower natural gas costs, a lower income tax provision and a decrease in net earnings attributable to noncontrolling interest. During 2024, net changes in working capital also impacted cash flow from operations by contributing $63 million more toward net cash from operations in 2024 than in 2023. These changes primarily occurred in changes in accounts payable, accrued expenses and customer advances, partially offset by changes in inventories.
Net cash used in investing activities was $469 million in 2024 compared to $1.68 billion in 2023, or a decrease of $1.21 billion. The decrease was due primarily to the consideration paid of $1.223 billion for the Waggaman acquisition in 2023. See “Acquisition of Waggaman Ammonia Production Facility,” above for additional information. During 2024, capital expenditures totaled $518 million compared to $499 million in 2023.
Net cash used in financing activities was $2.21 billion in 2024 compared to $1.37 billion in 2023. The increase was due primarily to an increase in share repurchases and dividends paid, partially offset by a decrease in distributions to the noncontrolling interest. In 2024, we paid $1.51 billion for share repurchases compared to $580 million for share repurchases in 2023. In 2024, dividends paid on common stock were $364 million compared to $311 million in 2023. The increase in dividends paid on common stock reflects quarterly dividends of $0.50 per common share declared and paid in 2024, compared to quarterly dividends of $0.40 per common share that were declared and paid in 2023. In 2024, distributions to the noncontrolling interest were $308 million compared to $459 million in 2023 due to lower earnings of CFN.
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
Recoverability of Long-Lived Assets, Goodwill and Investment in Unconsolidated Affiliate
We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and our investment in an unconsolidated affiliate in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include production and sales volumes, selling prices, raw material costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates, capital spending and the impact that future market dynamics and geopolitical events could have on these factors. Judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and our investment in an unconsolidated affiliate is dependent upon future operating performance of the specific businesses to which

CF INDUSTRIES HOLDINGS, INC.
they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer industry. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.
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
PLNL is our joint venture investment in Trinidad and operates an ammonia plant that relies on natural gas supplied, under a gas sales contract, by the National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture is accounted for under the equity method. The joint venture experienced past curtailments in the supply of natural gas from NGC, which reduced the ammonia production at PLNL. The prior gas sales contract had an expiration date of September 2023. In the third quarter of 2023, PLNL entered into a new gas sales contract with NGC (the New NGC Contract), which is effective October 2023 through December 2025. In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in earnings (loss) of operating affiliate in our consolidated statement of operations for the year ended December 31, 2023.
Any NGC commitment to supply gas beyond December 2025 will be based on new agreements. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2024 was $29 million.
Projected Benefit Obligations
The projected benefit obligations (PBOs) for our defined benefit pension plans are affected by plan design, actuarial estimates and discount rates. Key assumptions that affect our PBO are discount rates and, in addition for our United Kingdom plans, inflation rates, including an adjusted U.K. retail price index (RPI).
The December 31, 2024 PBO was computed based on a weighted-average discount rate of 5.2% for our North America plans and 5.5% for our United Kingdom plans, which were based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31, 2024. Declines in comparable bond yields would increase our PBO. For our United Kingdom plans, the 3.1% RPI used to calculate our PBO is developed using a U.K. government gilt prices only retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For North America qualified pension plans, our PBO was $278 million as of December 31, 2024, which was $21 million lower than pension plan assets. For our United Kingdom pension plans, our PBO was $317 million as of December 31, 2024, which was $28 million lower than pension plan assets. The table below estimates the impact of a 50 basis point increase or decrease in the key assumptions on our December 31, 2024 PBO:

CF INDUSTRIES HOLDINGS, INC.

	Increase/(Decrease) in December 31, 2024 PBO
	North America Plans		United Kingdom Plans
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(15)	$17	$(16)	$17
RPI	n/a	n/a	9	(9)
_______________________________________________________________________________
n/a—not applicable

See Note 13—Pension and Other Postretirement Benefits for further discussion of our pension plans.
Income Taxes
We are subject to the income tax laws of the many jurisdictions in which we operate, and we recognize expense, assets and liabilities based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. These tax laws are complex, and how they apply to our facts is sometimes open to interpretation. We recognize the effect of income tax positions only if sustaining those positions is more likely than not. Tax positions that meet the more likely than not recognition threshold but are not highly certain are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement with the taxing authority. Differences in interpretation of the tax laws and regulations, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits, can result in differences in taxes paid, which may be higher or lower than our estimates. The judgments made at a point in time may change from previous conclusions based on the outcome of tax audits, as well as changes to, or further interpretations of, tax laws and regulations, and these changes could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We adjust our income tax provision in the period in which these changes occur. As of December 31, 2024, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $285 million.
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

CF INDUSTRIES HOLDINGS, INC.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our business operations give rise to market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates.
To manage such risks, we may, from time to time, utilize derivatives that enable us to mitigate the adverse effects of financial market risk. Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives to which we do not apply hedge accounting. To the extent that our derivative positions lose value, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position, adversely affecting our liquidity.
Commodity Prices
Our gross margin, cash flows and estimates of future cash flows related to nitrogen-based products are sensitive not only to selling prices of our products, but also to changes in market prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (assuming a 32% nitrogen content) and AN by approximately $33, $22, $14 and $16, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. From time to time, we utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material we use in the production of nitrogen-based products. We may use natural gas futures, swaps and option contracts traded in over-the-counter markets or on exchanges. These derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of December 31, 2024, we had natural gas derivative contracts covering certain periods through March 2025.
As of December 31, 2024 and 2023, we had open natural gas derivative contracts for 16.0 million MMBtus and 49.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2024 would result in a favorable change in the fair value of these derivative positions of approximately $14 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $14 million.
In addition, from time to time, we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of December 31, 2024, we had four series of senior notes totaling $3.00 billion of principal outstanding with maturity dates of December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of December 31, 2024, the carrying value and fair value of our senior notes was approximately $2.97 billion and $2.83 billion, respectively.
Our primary exposure to interest rate risk results from borrowings under the Revolving Credit Agreement, if any, which bear current market rates of interest plus a specified margin. As of and during the years ended December 31, 2024 and 2023, there were no borrowings outstanding under the Revolving Credit Agreement.
Foreign Currency Exchange Rates
We are directly exposed to changes in the value of the Canadian dollar, the British pound and the euro. We generally do not maintain any exchange rate derivatives or hedges related to these currencies, but we may from time to time use foreign currency derivatives (primarily forward exchange contracts) to mitigate foreign currency exchange rate risk.

CF INDUSTRIES HOLDINGS, INC.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Measurements of projected benefit obligations
As discussed in Note 13 to the consolidated financial statements, the Company’s projected benefit obligation (PBO) associated with its defined benefit pension plans established in North America and the United Kingdom was $278 million and $317 million, respectively, as of December 31, 2024. The Company’s PBO represents an actuarially determined estimate of the present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement. Determining the PBO requires the Company to make assumptions, including the selection of a discount rate for each of the North America and United Kingdom plans.
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
Chicago, Illinois
February 20, 2025

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Net sales	$5,936	$6,631	$11,186
Cost of sales	3,880	4,086	5,325
Gross margin	2,056	2,545	5,861
Selling, general and administrative expenses	320	289	290
U.K. long-lived and intangible asset impairment	—	—	239
U.K. operations restructuring	—	10	19
Acquisition and integration costs	4	39	—
Other operating—net	(10)	(31)	10
Total other operating costs and expenses	314	307	558
Equity in earnings (loss) of operating affiliate	4	(8)	94
Operating earnings	1,746	2,230	5,397
Interest expense	121	150	344
Interest income	(123)	(158)	(65)
Loss on debt extinguishment	—	—	8
Other non-operating—net	(14)	(10)	15
Earnings before income taxes	1,762	2,248	5,095
Income tax provision	285	410	1,158
Net earnings	1,477	1,838	3,937
Less: Net earnings attributable to noncontrolling interest	259	313	591
Net earnings attributable to common stockholders	$1,218	$1,525	$3,346
Net earnings per share attributable to common stockholders:
Basic	$6.75	$7.89	$16.45
Diluted	$6.74	$7.87	$16.38
Weighted-average common shares outstanding:
Basic	180.4	193.3	203.3
Diluted	180.7	193.8	204.2
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2024	2023	2022
	(in millions)
Net earnings	$1,477	$1,838	$3,937
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(75)	33	(38)
Derivatives—net of taxes	—	—	(1)
Defined benefit plans—net of taxes	4	(12)	66
	(71)	21	27
Comprehensive income	1,406	1,859	3,964
Less: Comprehensive income attributable to noncontrolling interest	259	313	591
Comprehensive income attributable to common stockholders	$1,147	$1,546	$3,373
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,614	$2,032
Accounts receivable—net	404	505
Inventories	314	299
Prepaid income taxes	145	167
Other current assets	43	47
Total current assets	2,520	3,050
Property, plant and equipment—net	6,735	7,141
Investment in affiliate	29	26
Goodwill	2,492	2,495
Intangible assets—net	507	538
Operating lease right-of-use assets	266	259
Other assets	917	867
Total assets	$13,466	$14,376
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$603	$520
Income taxes payable	2	12
Customer advances	118	130
Current operating lease liabilities	86	96
Other current liabilities	9	42
Total current liabilities	818	800
Long-term debt	2,971	2,968
Deferred income taxes	871	999
Operating lease liabilities	189	168
Supply contract liability	724	754
Other liabilities	301	314
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2024—170,237,254 shares issued and 2023—188,188,401 shares issued	2	2
Paid-in capital	1,284	1,389
Retained earnings	4,009	4,535
Treasury stock—at cost, 2024—354,264 shares and 2023—0 shares	(30)	—
Accumulated other comprehensive loss	(280)	(209)
Total stockholders’ equity	4,985	5,717
Noncontrolling interest	2,607	2,656
Total equity	7,592	8,373
Total liabilities and equity	$13,466	$14,376
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance as of December 31, 2021	$2	$(2)	$1,375	$2,088	$(257)	$3,206	$2,830	$6,036
Net earnings	—	—	—	3,346	—	3,346	591	3,937
Other comprehensive income	—	—	—	—	27	27	—	27
Purchases of treasury stock	—	(1,346)	—	—	—	(1,346)	—	(1,346)
Retirement of treasury stock	—	1,370	(109)	(1,261)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	1	105	—	—	106	—	106
Stock-based compensation expense	—	—	41	—	—	41	—	41
Cash dividends ($1.50 per share)	—	—	—	(306)	—	(306)	—	(306)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(619)	(619)
Balance as of December 31, 2022	$2	$—	$1,412	$3,867	$(230)	$5,051	$2,802	$7,853
Net earnings	—	—	—	1,525	—	1,525	313	1,838
Other comprehensive income	—	—	—	—	21	21	—	21
Purchases of treasury stock	—	(585)	—	—	—	(585)	—	(585)
Retirement of treasury stock	—	605	(59)	(546)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(22)	—	—	—	(22)	—	(22)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	37	—	—	37	—	37
Cash dividends ($1.60 per share)	—	—	—	(311)	—	(311)	—	(311)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(459)	(459)
Balance as of December 31, 2023	$2	$—	$1,389	$4,535	$(209)	$5,717	$2,656	$8,373
Net earnings	—	—	—	1,218	—	1,218	259	1,477
Other comprehensive loss	—	—	—	—	(71)	(71)	—	(71)
Purchases of treasury stock	—	(1,528)	—	—	—	(1,528)	—	(1,528)
Retirement of treasury stock	—	1,522	(141)	(1,381)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(26)	—	—	—	(26)	—	(26)
Issuance of $0.01 par value common stock under employee stock plans	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	36	—	—	36	—	36
Cash dividends ($2.00 per share)	—	—	—	(363)	—	(363)	—	(363)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(308)	(308)
Balance as of December 31, 2024	$2	$(30)	$1,284	$4,009	$(280)	$4,985	$2,607	$7,592
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(in millions)
Operating Activities:
Net earnings	$1,477	$1,838	$3,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	925	869	850
Deferred income taxes	(115)	81	(107)
Stock-based compensation expense	36	37	41
Loss on debt extinguishment	—	—	8
Unrealized net (gain) loss on natural gas derivatives	(35)	(39)	41
Impairment of equity method investment in PLNL	—	43	—
Unrealized gain on embedded derivative	—	—	(14)
U.K. long-lived and intangible asset impairment	—	—	239
Pension settlement loss and curtailment gains	—	—	17
Gain on sale of emission credits	(47)	(39)	(6)
Loss on disposal of property, plant and equipment	12	4	2
Undistributed (earnings) losses of affiliate—net of taxes	(2)	3	(1)
Changes in assets and liabilities, net of acquisition:
Accounts receivable—net	77	100	(110)
Inventories	(28)	152	(93)
Accrued and prepaid income taxes	1	(44)	(227)
Accounts payable and accrued expenses	44	(88)	1
Customer advances	(11)	(100)	(471)
Other—net	(63)	(60)	(252)
Net cash provided by operating activities	2,271	2,757	3,855
Investing Activities:
Additions to property, plant and equipment	(518)	(499)	(453)
Proceeds from sale of property, plant and equipment	3	1	1
Purchase of Waggaman ammonia production facility	2	(1,223)	—
Distributions received from unconsolidated affiliate	—	—	6
Purchase of investments held in nonqualified employee benefit trust	(2)	(1)	(1)
Proceeds from sale of investments held in nonqualified employee benefit trust	2	1	1
Purchase of emission credits	(3)	(2)	(9)
Proceeds from sale of emission credits	47	39	15
Other—net	—	5	—
Net cash used in investing activities	(469)	(1,679)	(440)
Financing Activities:
Payments of long-term borrowings	—	—	(507)
Financing fees	—	(2)	(4)
Dividends paid on common stock	(364)	(311)	(306)
Distributions to noncontrolling interest	(308)	(459)	(619)
Purchases of treasury stock	(1,509)	(580)	(1,347)
Proceeds from issuances of common stock under employee stock plans	2	2	106
Cash paid for shares withheld for taxes	(26)	(22)	(23)
Net cash used in financing activities	(2,205)	(1,372)	(2,700)
Effect of exchange rate changes on cash and cash equivalents	(15)	3	(20)
(Decrease) increase in cash and cash equivalents	(418)	(291)	695
Cash and cash equivalents at beginning of period	2,032	2,323	1,628
Cash and cash equivalents at end of period	$1,614	$2,032	$2,323
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Background and Basis of Presentation
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement, and other industrial activities. Our manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach underpin our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia.
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
Our principal assets as of December 31, 2024 include:
•six U.S. manufacturing facilities, located in Donaldsonville, Louisiana; Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 19—Noncontrolling Interest for additional information on our strategic venture with CHS;
•two Canadian manufacturing facilities, located in Medicine Hat, Alberta and Courtright, Ontario;
•a United Kingdom manufacturing facility, located in Billingham;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in Trinidad and Tobago (Trinidad) that we account for under the equity method.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, asset retirement obligations, the cost of emission credits required to meet

CF INDUSTRIES HOLDINGS, INC.
environmental regulations, the cost of customer incentives, the fair values utilized in the allocation of purchase price in an acquisition, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves and the assessment of the realizability of deferred tax assets, measurement of the fair values of investments for which markets are not active, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans and the valuation of stock-based compensation awards granted to employees.
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

CF INDUSTRIES HOLDINGS, INC.
See Note 10—Equity Method Investment for additional information.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method and are recorded over the estimated useful life of the property, plant and equipment. Useful lives are as follows:

Years
Mobile and office equipment	3 to 10
Production facilities, including machinery and equipment	2 to 30
Land improvements	10 to 30
Buildings	10 to 40
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
3.    New Accounting Standards
Recently Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). We adopted this ASU effective December 31, 2024. See Note 22—Segment Disclosures, which includes the additional disclosures required by this ASU.
Recently Issued Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU adds new guidance that further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are continuing to evaluate the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure, within the footnotes to the financial statements, of specified costs and expenses disaggregated from the amounts presented on consolidated statements of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements.
4.   Revenue Recognition
Our performance obligations under a customer contract correspond to each shipment of product that we make to our customer under the contract. As a result, each contract may have more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. When we enter into a contract with a customer, we are obligated to provide the product in that contract during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. When we arrange delivery of the product and control of the product transfers upon loading, we recognize freight revenue, which was $78 million for 2024, $92 million for 2023, and $91 million for 2022.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For 2024, 2023 and 2022, the total amount of revenue for these contracts was $115 million, $61 million and $65 million, respectively.
From time to time, we will enter the marketplace to purchase product in order to satisfy the obligations of our customer contracts. When we purchase product for this purpose, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 10—Equity Method Investment, we have transactions in the normal course of business with PLNL, reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Other than products purchased from PLNL, products purchased in the marketplace in order to satisfy the obligations of our customers were not material during 2024, 2023 and 2022.

CF INDUSTRIES HOLDINGS, INC.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. Returns of our product by our customers are permitted only when the product is not to specification. Returns were not material during 2024, 2023 and 2022.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at December 31, 2024 and 2023 were not material.
Revenue Disaggregation
We track our revenue by product and by geography. See Note 22—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on destination of our shipment) for 2024, 2023 and 2022:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Year ended December 31, 2024
North America	$1,452	$1,528	$1,416	$208	$421	$5,025
Europe and other	284	72	262	211	82	911
Total revenue	$1,736	$1,600	$1,678	$419	$503	$5,936
Year ended December 31, 2023
North America	$1,387	$1,767	$1,646	$253	$486	$5,539
Europe and other	292	56	422	244	78	1,092
Total revenue	$1,679	$1,823	$2,068	$497	$564	$6,631
Year ended December 31, 2022
North America	$2,659	$2,722	$2,930	$294	$605	$9,210
Europe and other	431	170	642	551	182	1,976
Total revenue	$3,090	$2,892	$3,572	$845	$787	$11,186
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For 2024, 2023 and 2022, the amount of customer bad debt expense recognized was not material.
For forward sales, the customer prepays a portion of the value of the sales contract prior to obtaining control of the product. These prepayments, when received, are recorded as customer advances and are recognized as revenue when the customer obtains control of the product. Forward sales are customarily offered for periods of less than one year in advance of when the customer obtains control of the product. As of December 31, 2024 and 2023, we had $118 million and $130 million, respectively, in customer advances on our consolidated balance sheets. The decrease in the balance of customer advances was due primarily to lower average selling prices in 2024 compared to 2023. All of our customer advances that were recorded as of December 31, 2023 were recognized as revenue in 2024.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of December 31, 2024, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $2.2 billion. We expect to

CF INDUSTRIES HOLDINGS, INC.
recognize approximately 24% of these performance obligations as revenue in 2025, approximately 26% as revenue during 2026-2028, approximately 17% as revenue during 2029-2031, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.2 billion as of December 31, 2024. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2024 will be satisfied in 2025.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have elected the practical expedient and not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also elected the practical expedient to not capitalize any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during 2024, 2023 or 2022.
Supply Contract Liability
In connection with our acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For the years ended December 31, 2024 and 2023, we amortized $30 million and $3 million, respectively, of the Supply Contract liability into net sales. As of December 31, 2024 and 2023, we had $724 million and $754 million, respectively, in Supply Contract liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for each of the fiscal years from 2025 to 2029 is approximately $30 million. See Note 6—Acquisition of Waggaman Ammonia Production Facility for additional information.
5.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$1,218	$1,525	$3,346
Basic earnings per common share:
Weighted-average common shares outstanding	180.4	193.3	203.3
Net earnings attributable to common stockholders	$6.75	$7.89	$16.45
Diluted earnings per common share:
Weighted-average common shares outstanding	180.4	193.3	203.3
Dilutive common shares—stock-based awards	0.3	0.5	0.9
Diluted weighted-average common shares outstanding	180.7	193.8	204.2
Net earnings attributable to common stockholders	$6.74	$7.87	$16.38
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero for the years ended December 31, 2024, 2023 and 2022.
6.   Acquisition of Waggaman Ammonia Production Facility
On December 1, 2023, we acquired an ammonia production facility located in Waggaman, Louisiana, from Dyno Nobel Louisiana Ammonia, LLC (DNLA), a U.S. subsidiary of Australia-based Incitec Pivot Limited (IPL), pursuant to an asset purchase agreement with DNLA and IPL. The facility has a nameplate production capacity of 880,000 tons of ammonia annually. Our acquisition of the Waggaman facility expanded our ammonia manufacturing and distribution capacity.
In connection with the acquisition, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to IPL’s Dyno Nobel, Inc. subsidiary (the Supply Contract). Under the terms of the asset

CF INDUSTRIES HOLDINGS, INC.
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
In connection with the Waggaman acquisition, we incurred $4 million of integration costs in 2024 and $3 million and $36 million, respectively, of integration costs and acquisition-related costs in 2023, which are included in acquisition and integration costs in our consolidated statements of operations.
We accounted for the acquisition as a business combination. The following table summarizes the allocation of the acquisition date fair value of the consideration transferred to the assets acquired and liabilities assumed. The estimated fair value of the assets acquired and liabilities assumed was based on the estimated net realizable value for inventory, a replacement cost approach for property, plant and equipment and the income approach for intangible assets and the Supply Contract liability.

	Original Valuation(1)	Net Adjustments to Fair Value(2)	Final Valuation
	(in millions)
Assets acquired and liabilities assumed
Current assets	$37	$—	$37
Property, plant and equipment	1,022	—	1,022
Goodwill	406	(2)	404
Other assets	539	—	539
Total assets acquired	2,004	(2)	2,002

Current liabilities	18	—	18
Supply Contract liability	757	—	757
Other liabilities	6	—	6
Total liabilities assumed	781	—	781
Total net assets acquired	$1,223	$(2)	$1,221
_______________________________________________________________________________
(1)The purchase price related to the acquisition was initially allocated based on the information available at the acquisition date.
(2)We finalized our purchase accounting for the Waggaman ammonia production facility in the second quarter of 2024.
Current assets acquired included accounts receivable of $32 million and inventory of $5 million. The acquired property, plant and equipment is being depreciated over a period consistent with our fixed assets depreciation policy.
The acquisition resulted in the recognition of $404 million of goodwill, which is recognized in our ammonia segment. Goodwill arising from the acquisition is expected to be deductible for tax reporting purposes. Other assets acquired included intangible assets of $526 million, including $455 million of customer relationships and $71 million related to a favorable personal property tax agreement. The acquired intangible assets are being amortized over a period consistent with our existing intangible asset amortization policy. See Note 9—Goodwill and Other Intangible Assets, for additional information related to goodwill and the acquired intangible assets.
In addition, the terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability, reflected as Supply Contract liability in the table above, with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years.
Financial results of the Waggaman facility are included in our consolidated statements of operations from the acquisition date of December 1, 2023. For the year ended December 31, 2023, the amount of net sales and net earnings of the Waggaman facility included in our consolidated statement of operations was $28 million and $7 million, respectively.

CF INDUSTRIES HOLDINGS, INC.
Estimates utilized in determining the fair value of acquired assets and assumed liabilities
The valuation of the assets acquired and liabilities assumed as a result of our acquisition of the Waggaman ammonia production facility on December 1, 2023, required us to make significant estimates and assumptions.
We estimated the fair value of the customer relationships of $455 million using the multi-period excess earnings method of the income approach, which incorporated the estimated future cash flows associated with the net earnings attributable to the acquired customer relationships. The estimated future cash flows were discounted to their present value using an appropriate risk-adjusted discount rate from the perspective of a market participant. Key assumptions used in estimating future cash flows included forecasted product selling prices, future production and sales volumes, probability of renewal, projected natural gas costs, operating rates, operating expenses, inflation, tax rates, capital spending, and contributory asset charges, among other factors. The discount rate utilized in estimating the fair value of the customer relationships was 9.0% and was derived using a capital asset pricing model and publicly available data for comparable companies to estimate the cost of equity financing. We used Moody’s Baa corporate bonds as a benchmark to estimate the cost of debt. Additional assumptions utilized in the valuation of the customer relationships included the duration of the forecasted cash flows and the tax amortization benefit, among other factors.
The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. Therefore, we estimated the fair value of the Supply Contract liability of $757 million using the with and without method of the income approach. This method included estimating the future cash flows by applying both a market price and the contract price in determining the respective forecasted sales. The difference in the estimated future cash flows using the resulting forecasted sales was then discounted to present value at the date of acquisition using an appropriate risk-adjusted discount rate from the perspective of a market participant. Key assumptions used in estimating future cash flows included forecasted product selling price, specifically the market price in excess of the contract price, future production and sales volumes, probability of renewal, and inflation, among other factors. The discount rate utilized in estimating the fair value of the Supply Contract liability was 6.2% and was derived based on the historical cost of our issued debt and treasury and corporate bond yields as of the acquisition date. Additional assumptions utilized in the valuation of the Supply Contract liability included the duration of the forecasted cash flows, among other factors.
Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in our forecasts.
7. United Kingdom Operations Restructuring and Impairment Charges
Impairment and Restructuring
During the third quarter of 2021, the United Kingdom began experiencing an energy crisis that included a substantial increase in the price of natural gas. The U.K. energy crisis necessitated evaluations of the long-lived assets, including definite-lived intangible assets, and goodwill of our U.K. operations to determine if their fair value had declined to below their carrying value. For the full year ended December 31, 2021, these evaluations resulted in goodwill and long-lived and intangible asset impairment charges. As of December 31, 2021, no goodwill related to our U.K. reporting units remained.
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
In July 2023, we approved and announced our proposed plan to permanently close the ammonia plant at our Billingham complex, and, in September 2023, the final plan was approved. As a result, in 2023, we recognized total charges of $10 million, which is included in the U.K. operations restructuring line item in our consolidated statements of operations, consisting primarily of the recognition of an asset retirement obligation and post-employment benefits related to contractual and statutory obligations due to employees whose employment would be terminated.
Assumptions in the 2022 impairment evaluations
The valuation of our asset groups and reporting units required significant judgment in evaluating recent indicators of market activity and estimating future cash flows, discount rates, and other factors. The expected cash flows used in the long-lived asset impairment tests reflected assumptions about product selling prices and natural gas costs, as well as estimated future production and sales volumes, operating rates, operating expenses, inflation, discount rates, tax rates and capital spending. The valuations also incorporated assumptions regarding the time it could take for the U.K. energy crisis to be resolved. In addition, assumptions were used to estimate the fair value of the long-lived assets in our asset groups, which included replacement cost and, for the Ince, U.K. asset group that is planned for abandonment, salvage value.
The discount rates utilized to discount the cash flows in calculating long-lived asset impairment were derived using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The discount rates were commensurate with the risks and uncertainties inherent in the business and in the United Kingdom and our cash flow forecasts, updated for recent events at that time.
Additional assumptions utilized in the long-lived asset impairment analyses were royalty rates and attrition rates in estimating the fair value of our definite-lived intangible assets, consisting of trade names and customer relationships, for which we used the relief from royalty method of the income approach and the multi-period excess earnings method, respectively.

CF INDUSTRIES HOLDINGS, INC.
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
8.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2024	2023
	(in millions)
Land	$114	$114
Machinery and equipment	13,801	13,716
Buildings and improvements	1,011	1,020
Construction in progress	482	394
Property, plant and equipment(1)	15,408	15,244
Less: Accumulated depreciation and amortization	8,673	8,103
Property, plant and equipment—net	$6,735	$7,141
_______________________________________________________________________________
(1)As of December 31, 2024 and 2023, we had property, plant and equipment that was accrued but unpaid of approximately $101 million and $68 million, respectively.

Depreciation and amortization related to property, plant and equipment was $921 million, $861 million and $838 million in 2024, 2023 and 2022, respectively.
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

CF INDUSTRIES HOLDINGS, INC.
The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Net capitalized turnaround costs as of January 1	$352	$312	$355
Additions	186	165	118
Depreciation	(171)	(138)	(134)
Impairment related to U.K. operations	—	—	(21)
Acquisition of Waggaman ammonia production facility	—	16	—
Effect of exchange rate changes and other	(4)	(3)	(6)
Net capitalized turnaround costs as of December 31	$363	$352	$312
9.  Goodwill and Other Intangible Assets
Goodwill
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2024 and 2023:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2023	$983	$828	$576	$69	$39	$2,495
Acquisition(1)	(2)	—	—	—	—	(2)
Effect of exchange rate changes	(1)	—	—	—	—	(1)
Balance as of December 31, 2024	$980	$828	$576	$69	$39	$2,492
_______________________________________________________________________________
(1)See Note 6—Acquisition of Waggaman Ammonia Production Facility for additional information.

Other Intangible Assets
All of our identifiable intangible assets have definite lives and are presented on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Customer relationships	$505	$(66)	$439	$505	$(40)	$465
Personal property tax agreement	71	(6)	65	71	—	71
Carbon credits	3	—	3	2	—	2
Total intangible assets	$579	$(72)	$507	$578	$(40)	$538
In connection with our acquisition of the Waggaman ammonia production facility on December 1, 2023, we recorded $526 million of intangible assets, including $455 million of customer relationships and $71 million related to a favorable personal property tax agreement. See Note 6—Acquisition of Waggaman Ammonia Production Facility for additional information.
Our customer relationships are being amortized over a weighted-average life of approximately 20 years. For the years ended December 31, 2024, 2023 and 2022, amortization expense of our customer relationships was $26 million, $5 million and $3 million, respectively. Estimated amortization expense related to customer relationships for each of the fiscal years from 2025 to 2029 is approximately $26 million.
The intangible asset related to the favorable personal property tax agreement is being amortized over the agreement’s remaining term of approximately 12 years. Estimated amortization expense related to this intangible asset for each of the fiscal years from 2025 to 2029 is approximately $6 million.

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
In the third quarter of 2023 and due to the terms of the New NGC Contract, we assessed our investment in PLNL for impairment and determined that the carrying value of our equity method investment in PLNL exceeded its fair value. As a result, we recorded an impairment of our equity method investment in PLNL of $43 million, which is reflected in equity in earnings (loss) of operating affiliate on our consolidated statement of operations for the year ended December 31, 2023. As of December 31, 2024, the total carrying value of our equity method investment in PLNL was $29 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $90 million, $142 million and $259 million in 2024, 2023 and 2022, respectively.
11.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$168	$—	$—	$168
Cash equivalents:
U.S. and Canadian government obligations	932	—	—	932
Other debt securities	514	—	—	514
Total cash and cash equivalents	$1,614	$—	$—	$1,614
Nonqualified employee benefit trusts	15	2	—	17

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$208	$—	$—	$208
Cash equivalents:
U.S. and Canadian government obligations	1,488	—	—	1,488
Other debt securities	336	—	—	336
Total cash and cash equivalents	$2,032	$—	$—	$2,032
Nonqualified employee benefit trusts	16	1	—	17
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2024 and 2023 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,446	$1,446	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(3)	—	(3)	—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,824	$1,824	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(35)	—	(35)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of December 31, 2024 and 2023, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The fair values of the trust assets are based on daily quoted prices in an active market and are included on our consolidated balance sheets in other assets. Debt

CF INDUSTRIES HOLDINGS, INC.
securities are accounted for as available-for-sale securities, and changes in fair value are reported in other comprehensive income. Changes in the fair value of available-for-sale equity securities in the trust assets are recognized through earnings.
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
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,971	$2,827	$2,968	$2,894
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. The fair value measurements related to assets and liabilities measured at fair value on a nonrecurring basis rely primarily on Company-specific inputs. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.
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

CF INDUSTRIES HOLDINGS, INC.
12.   Income Taxes
The components of earnings before income taxes and the components of our income tax provision are as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Domestic	$1,533	$2,248	$4,699
Non-U.S.	229	—	396
Earnings before income taxes	$1,762	$2,248	$5,095

Current
Federal	$312	$271	$702
Foreign	42	(26)	395
State	46	84	168
	400	329	1,265
Deferred
Federal	(89)	108	(102)
Foreign	3	(5)	(18)
State	(29)	(22)	13
	(115)	81	(107)
Income tax provision	$285	$410	$1,158

Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below.

	Year ended December 31,
	2024	2023	2022
	(in millions, except percentages)
Earnings before income taxes	$1,762	$2,248	$5,095
Expected tax provision at U.S. statutory rate of 21%	$370	$472	$1,070
State income taxes, net of federal	8	44	143
Net earnings attributable to noncontrolling interest	(54)	(66)	(124)
Foreign tax rate differential	6	(1)	(9)
U.S. tax on foreign earnings	1	4	3
Foreign-derived intangible income deduction	(27)	(20)	(48)
Transfer pricing arbitration	—	—	69
Other	(19)	(23)	54
Income tax provision	$285	$410	$1,158
Effective tax rate	16.2%	18.3%	22.7%
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. As a result, earnings attributable to the noncontrolling interest of $259 million, $313 million and $591 million in 2024, 2023 and 2022, respectively, which are included in earnings before income taxes, impacted the effective tax rate in all three years. See Note 19—Noncontrolling Interest for additional information.
The foreign tax rate differential is impacted by the inclusion of equity earnings from our equity method investment in PLNL, a foreign operating affiliate, which are included in pre-tax earnings on an after-tax basis.
U.S. tax on foreign earnings is inclusive of the U.S. tax on our 50% ownership in PLNL, current year tax on GILTI, benefit from the GILTI Section 250 deduction and foreign tax credits, as well as adjustments to prior year amounts for these items.

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
In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. In the fourth quarter of 2024, we received the CRA portion of the interest relief consisting of interest refunds of $21 million and related interest of $2 million. Based on current estimates and foreign currency exchange rates as of December 31, 2024, the interest relief from the Alberta TRA is estimated to be approximately $16 million, consisting of interest refunds of $15 million and related interest of $1 million. As a result, in our consolidated statement of operations for the year ended December 31, 2024, we recognized $39 million of income consisting of a $36 million reduction in interest expense and $3 million of interest income.

CF INDUSTRIES HOLDINGS, INC.
Deferred Taxes
Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Net operating loss and capital loss carryforwards, state	$56	$68
Net operating loss and capital loss carryforwards, foreign	49	116
Retirement and other employee benefits	2	14
Foreign tax credits	57	55
State tax credits	11	16
Operating lease liabilities	66	63
Other	34	38
	275	370
Valuation allowance	(107)	(194)
	168	176
Deferred tax liabilities:
Depreciation and amortization	(273)	(300)
Investments in partnerships	(659)	(780)
Operating lease right-of-use assets	(63)	(63)
Foreign earnings	(14)	(9)
Other	(30)	(23)
	(1,039)	(1,175)
Net deferred tax liability	$(871)	$(999)
The Company does not have an indefinite reinvestment assertion in any of our foreign subsidiaries. As of December 31, 2024, we recorded a deferred tax liability of $14 million on the undistributed earnings of our Canadian subsidiaries. We have not provided for deferred taxes on the remainder of our undistributed earnings from our foreign subsidiaries because such earnings would not give rise to additional tax liabilities upon repatriation.
As of December 31, 2024, our net operating loss and capital loss carryforwards consist primarily of state net operating loss carryforwards of $56 million, of which $15 million will expire at various dates between 2036 and 2044 and the remaining $41 million can be carried forward indefinitely, and foreign capital loss carryforwards of $49 million, which can be carried forward indefinitely. Our foreign subsidiaries have operations that do not normally generate capital gains and have no practical plans to do so in the future. As a result, we have recorded a full valuation allowance against all foreign capital loss carryforwards.
As of December 31, 2024, we have state tax credit carryforwards resulting in a deferred tax asset of $11 million. The state tax credits have expiration dates generally ranging from 2039 to 2044.
In 2024, the net decrease in the valuation allowance is primarily attributable to a reduction of $83 million in a capital loss carryforward and the associated valuation allowance for one of our foreign subsidiaries in Canada. Additionally, based on income generated in the United Kingdom and the reversal of deferred tax assets, the remaining valuation allowance originally recorded in 2022 for one of our foreign subsidiaries in the United Kingdom was released in 2024, resulting in an $11 million decrease to the valuation allowance. Both of these decreases were partially offset by the impact of changes in foreign currency exchange rates.
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

CF INDUSTRIES HOLDINGS, INC.
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
	(in millions)
Unrecognized tax benefits:
Balance as of January 1	$222	$181
Additions for tax positions taken during the current year	1	5
Additions for tax positions taken during prior years	7	69
Reductions related to lapsed statutes of limitations	—	—
Reductions related to settlements with tax jurisdictions	—	(33)
Balance as of December 31	$230	$222
In 2024, we increased the amount of our unrecognized tax benefit by $8 million, which primarily relates to transfer pricing positions. As of December 31, 2024, we had $230 million of unrecognized tax benefits. The majority of our unrecognized tax benefits relate to transfer pricing positions, which have a corollary receivable for the other jurisdiction impacted by the transfer pricing relationship. Recognizing these unrecognized tax benefits would result in additional tax expense of $49 million in the future. These receivables are included in other assets on our consolidated balance sheet.
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
We file federal, provincial, state and local income tax returns principally in the United States, Canada and the United Kingdom, as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2017 and thereafter, by Canadian tax jurisdictions for years 2012 and thereafter, and by the United Kingdom for years 2022 and thereafter. As a result of uncertainties regarding tax audits and their possible outcomes, an estimate of the range of possible impacts to unrecognized tax benefits in the next twelve months cannot be made at this time.
Interest expense and penalties related to our unrecognized tax benefits of $8 million, $(4) million and $66 million were recorded for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to our unrecognized tax benefits of $55 million and $51 million as of December 31, 2024 and 2023, respectively, are included in other liabilities.

CF INDUSTRIES HOLDINGS, INC.
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
On July 15, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $375 million of our primary U.S. defined benefit pension plan’s projected benefit obligation. The transaction closed on July 22, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 4,000 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2022, we remeasured the plan’s projected benefit obligation and plan assets and recognized a non-cash pre-tax pension settlement loss of $24 million, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss. In the fourth quarter of 2022, the final settlement of the non-participating group annuity contract resulted in a refund of $4 million, which decreased the settlement loss by $3 million to $21 million.
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
Our plan assets, benefit obligations, funded status and amounts recognized on our consolidated balance sheets for our North America and United Kingdom plans as of the December 31 measurement date are as follows:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$313	$273	$360	$320	$—	$—
Return on plan assets	10	29	(7)	19	—	—
Employer contributions	—	19	22	25	2	2
Benefit payments	(13)	(11)	(24)	(22)	(2)	(2)
Foreign currency translation	(11)	3	(6)	18	—	—
Fair value of plan assets as of December 31	299	313	345	360	—	—
Change in benefit obligation
Benefit obligation as of January 1	(292)	(274)	(367)	(347)	(20)	(23)
Service cost	(5)	(5)	—	—	—	—
Interest cost	(13)	(13)	(16)	(16)	(1)	(1)
Benefit payments	13	11	24	22	2	2
Foreign currency translation	9	(3)	5	(19)	—	—
Change in assumptions and other	10	(8)	37	(7)	—	2
Benefit obligation as of December 31	(278)	(292)	(317)	(367)	(19)	(20)
Funded status as of December 31	$21	$21	$28	$(7)	$(19)	$(20)
For our North America pension plans, the line titled “change in assumptions and other” for 2024 primarily reflects the impact of gains due to the increase in discount rates, partially offset by the increase in the interest crediting rate for the cash balance portion of the U.S. plan and, for 2023, primarily reflects losses due to the decrease in discount rates.

CF INDUSTRIES HOLDINGS, INC.
For our United Kingdom pension plans, the line titled “change in assumptions and other” for 2024 primarily reflects gains due to the increase in discount rates and, for 2023, primarily reflects losses due to the decrease in discount rates and increase in the inflation rate assumptions, partially offset by the change in mortality assumptions.
Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Other assets	$21	$23	$28	$—	$—	$—
Accounts payable and accrued expenses	—	—	—	—	(2)	(2)
Other liabilities	—	(2)	—	(7)	(17)	(18)
	$21	$21	$28	$(7)	$(19)	$(20)

Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Prior service cost	$—	$—	$1	$1	$—	$—
Net actuarial (gain) loss	(3)	1	71	73	(5)	(6)
	$(3)	$1	$72	$74	$(5)	$(6)

CF INDUSTRIES HOLDINGS, INC.
Net periodic benefit cost (income) and other amounts recognized in other comprehensive (income) loss for the years ended December 31 included the following:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost	$5	$5	$16	$—	$—	$—	$—	$—	$—
Interest cost	13	13	19	16	16	10	1	1	1
Expected return on plan assets	(16)	(15)	(22)	(28)	(25)	(14)	—	—	—
Settlement loss	—	—	21	—	—	—	—	—	—
Curtailment gains	—	—	(4)	—	—	—	—	—	—
Amortization of prior service cost	—	—	1	—	—	—	—	—	—
Amortization of actuarial loss (gain)	—	—	—	—	—	2	—	(1)	—
Net periodic benefit cost (income)	2	3	31	(12)	(9)	(2)	1	—	1
Net actuarial (gain) loss	(4)	(6)	(2)	(1)	14	(22)	1	(2)	(8)
Settlement loss	—	—	(21)	—	—	—	—	—	—
Curtailment effects	—	—	(20)	—	—	—	—	—	—
Curtailment gains	—	—	4	—	—	—	—	—	—
Amortization of prior service cost	—	—	(1)	—	—	—	—	—	—
Amortization of actuarial (loss) gain	—	—	—	—	—	(2)	—	1	—
Total recognized in other comprehensive (income) loss	(4)	(6)	(40)	(1)	14	(24)	1	(1)	(8)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(2)	$(3)	$(9)	$(13)	$5	$(26)	$2	$(1)	$(7)
Service cost is recognized in cost of sales and selling, general and administrative expenses, and the other components of net periodic benefit cost are recognized in other non-operating—net in our consolidated statements of operations.
The accumulated benefit obligation (ABO) in aggregate for the defined benefit pension plans in North America was approximately $277 million and $290 million as of December 31, 2024 and 2023, respectively. The ABO in aggregate for the defined benefit pension plans in the United Kingdom was approximately $317 million and $367 million as of December 31, 2024 and 2023, respectively.
The following table presents aggregated information for those individual defined benefit pension plans that have an ABO in excess of plan assets as of December 31, which excludes all five of the defined benefit pension plans in 2024, and for 2023, excludes all three of the North America defined benefit pension plans, as each had plan assets in excess of its ABO:

	North America		United Kingdom
	2024	2023	2024	2023
	(in millions)
Accumulated benefit obligation	$—	$—	$—	$(367)
Fair value of plan assets	—	—	—	360
The following table presents aggregated information for those individual defined benefit pension plans that have a projected benefit obligation (PBO) in excess of plan assets as of December 31, which excludes all five of the defined benefit pension plans in 2024, and for 2023, excludes two North America defined benefit pension plans as each had plan assets in excess of its PBO:

	North America		United Kingdom
	2024	2023	2024	2023
	(in millions)
Projected benefit obligation	$—	$(176)	$—	$(367)
Fair value of plan assets	—	174	—	360

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
We currently estimate that our consolidated pension funding cash contributions for 2025 will be approximately $1 million for our North American plans and, as agreed with the plans’ trustees, $5 million for our United Kingdom plans.
The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
2025	$14	$25	$2
2026	15	25	2
2027	16	26	2
2028	16	27	2
2029	17	27	2
2030-2034	92	148	7
The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average discount rate—obligation	5.2%	4.8%	5.1%	5.5%	4.6%	4.8%	5.4%	4.8%	5.0%
Weighted-average discount rate—expense	4.8%	5.1%	3.6%	4.6%	4.8%	2.0%	4.8%	5.0%	2.7%
Weighted-average cash balance interest crediting rate—obligation	4.4%	3.9%	3.9%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average cash balance interest crediting rate—expense	3.9%	3.9%	3.0%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average rate of increase in future compensation	3.3%	3.3%	3.8%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	5.0%	4.8%	3.9%	6.5%	6.1%	3.4%	n/a	n/a	n/a
Weighted-average retail price index—obligation	n/a	n/a	n/a	3.1%	3.0%	3.2%	n/a	n/a	n/a
Weighted-average retail price index—expense	n/a	n/a	n/a	3.0%	3.2%	3.3%	n/a	n/a	n/a
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
For our North America plans, the expected long-term rate of return on assets is based on analysis of historical rates of return achieved by equity and non-equity investments and current market characteristics, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2025, our weighted-average expected long-term rate of

CF INDUSTRIES HOLDINGS, INC.
return on assets for our North America plans is 5.1%, which will be used in determining net periodic benefit cost for our North America plans for 2025.
For our United Kingdom plans, the expected long-term rate of return on assets is based on the expected long-term performance of the underlying investments, adjusted for investment managers’ fees and estimated plan expenses. As of January 1, 2025, our weighted-average expected long-term rate of return on assets for our United Kingdom plans is 6.1%, which will be used in determining net periodic benefit cost for our United Kingdom plans for 2025.
The retail price index for our United Kingdom plans is developed using a U.K. Government Gilt Prices Only retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For the measurement of the benefit obligation at December 31, 2024 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-age 65 retirees, start with an 8.4% increase in 2025, followed by a gradual decline in increases to 4.5% for 2034 and thereafter. For post-age 65 retirees, the assumed health care cost trend rates start with a 9.8% increase in 2025, followed by a gradual decline in increases to 4.5% for 2034 and thereafter. For the measurement of the benefit obligation at December 31, 2023 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-age 65 retirees, started with an 8.0% increase in 2024, followed by a gradual decline in increases to 4.5% for 2033 and thereafter. For post-age 65 retirees, the assumed health care cost trend rates started with an 8.4% increase in 2024, followed by a gradual decline in increases to 4.5% for 2033 and thereafter.
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
The target asset allocation for both of the Canadian plans is 100% non-equity. This investment strategy is achieved through the use of individual securities. The investments consist primarily of investments in debt securities that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status.
The pension assets in the United Kingdom plans are each administered by a Board of Trustees consisting of employer-nominated trustees, member-nominated trustees and an independent trustee, with a requirement that member-nominated trustees represent at least one-third of each Board of Trustees. It is the responsibility of the trustees to ensure prudent management and investment of the assets in the plans. The trustees meet on a quarterly basis to review and discuss fund performance and other administrative matters. The trustees’ investment objectives are to hold assets that generate returns sufficient to cover prudently each plan’s liability without exposing the plans to unacceptable risk. This is accomplished through the asset allocation strategy of each plan. For both plans, if the asset allocation moves more than plus or minus 5% from the target allocation, the plans’ appointed investment manager would amend the asset allocation. The trustees formally review the investment strategy on an annual basis which includes taking account of the latest actuarial data, such as changes to member experience. A full review is also completed of the investment strategy at every triennial actuarial valuation to ensure that the strategy remains consistent with its funding principles. The trustees may review the strategy more frequently if opportunities arise to reduce risk within the investments without jeopardizing the funding position.
Assets of the United Kingdom plans are invested in pooled funds managed by the appointed investment manager. The assets are allocated between a growth portfolio and a matching portfolio. The growth portfolio seeks a return premium on investments across multiple asset classes. Growth portfolio funds may include, among others, traditional equities and bonds, growth fixed income, and hedged funds, and may use derivatives. The matching portfolio seeks to align asset changes with

CF INDUSTRIES HOLDINGS, INC.
changes in liabilities due to interest rates and inflation expectations. Matching portfolio funds are composed of corporate bonds, U.K. gilts and liability-driven investment funds and generally invest in fixed income debt securities including government bonds, gilts, gilt repurchase agreements, swaps and investment grade corporate bonds and may use derivatives. The target asset allocation for one of the United Kingdom plans was reduced to 25% from 46% in the growth portfolio and increased to 75% from 54% in the matching portfolio. The target asset allocation for the other United Kingdom plan was reduced to 30% from 57% in the growth portfolio and increased to 70% from 43% in the matching portfolio. The change in the target asset allocations reflected the reduction in the funding deficits. In 2024, the legacy holding in an actively managed property fund was fully redeemed and invested back into the plan’s portfolio.
The fair values of our pension plan assets as of December 31, 2024 and 2023, by major asset class, are as follows:

	North America
	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$2	$1	$1	$—
Equity mutual funds
Index equity(2)	41	41	—	—
Fixed income
U.S. Treasury bonds and notes(3)	14	14	—	—
Fixed income mutual funds(4)	42	42	—	—
Corporate bonds and notes(5)	100	—	100	—
Government and agency securities(6)	90	—	90	—
Other(7)	10	—	10	—
Total assets at fair value by fair value levels	$299	$98	$201	$—
Accruals and payables—net	—
Total assets	$299

	United Kingdom
	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash funds(8)	$2	$1	$1	$—
Pooled equity funds(9)	14	—	14	—
Pooled diversified funds(10)	31	—	31	—
Debt funds
Pooled U.K. government fixed and index-linked securities funds(11)	78	—	78	—
Pooled global debt funds(12)	124	—	124	—
Pooled liability-driven investment funds(13)	52	—	52	—
Total assets at fair value by fair value levels	$301	$1	$300	$—
Funds measured at NAV as a practical expedient(14)	43
Total assets at fair value	$344
Receivable from redemption	1
Total assets	$345

CF INDUSTRIES HOLDINGS, INC.

	North America
	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$1	$—	$1	$—
Short-term investments(15)	3	1	2	—
Equity mutual funds
Index equity(2)	35	35	—	—
Pooled equity(16)	16	—	16	—
Fixed income
U.S. Treasury bonds and notes(3)	17	17	—	—
Fixed income mutual funds(4)	45	11	34	—
Corporate bonds and notes(5)	101	—	101	—
Government and agency securities(6)	88	—	88	—
Other(7)	8	—	8	—
Total assets at fair value by fair value levels	$314	$64	$250	$—
Accruals and payables—net	(1)
Total assets	$313

	United Kingdom
	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash funds	$13	$13	$—	$—
Pooled equity funds(9)	44	—	44	—
Pooled diversified funds(10)	54	—	54	—
Debt funds
Pooled U.K. government fixed and index-linked securities funds(11)	54	—	54	—
Pooled global debt funds(12)	74	—	74	—
Pooled liability-driven investment funds(13)	68	—	68	—
Total assets at fair value by fair value levels	$307	$13	$294	$—
Funds measured at NAV as a practical expedient(14)	47
Total assets at fair value	$354
Receivable from redemption	6
Total assets	$360
_______________________________________________________________________________
(1)Cash and cash equivalents are primarily short-term money market funds.
(2)The index equity funds are mutual funds that utilize a passively managed investment approach designed to track specific equity indices. They are valued at quoted market prices in an active market, which represent the net asset values (NAVs) of the shares held by the plan.
(3)U.S. Treasury bonds and notes are valued based on quoted market prices in an active market.
(4)The fixed income mutual funds invest primarily in high-quality longer duration fixed income securities, which include bonds, debt securities and other similar instruments. The funds are priced based on a daily published NAV.
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
(7)Other includes primarily mortgage-backed, asset-backed securities and U.S. Treasury strips. Mortgage-backed and asset-backed securities are valued by institutional pricing services, which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models. U.S. Treasury strips are valued using stripped interest and stripped principal yield curves based on data obtained from various dealer contacts and live data sources.
(8)Cash and cash funds as of December 31, 2024 includes a cash fund that invests primarily in short-dated money market instruments.
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
(13)Pooled liability-driven investment funds primarily invest, either through a sub-fund or directly, in gilt repurchase agreements, physical U.K. government gilts, other inflation-linked fixed income securities, and derivatives to provide exposure to interest rates and inflation, thus hedging these elements of risk associated with pension liabilities. The funds are valued at NAV as determined by the fund managers based on the value of the underlying net assets of the fund.
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
(15)Short-term investments are primarily U.S. and Canadian treasury bills with original maturities longer than three months but less than a year.
(16)The equity pooled mutual funds consist of pooled funds that invest in common stock and other equity securities that are traded on U.S., Canadian, and foreign markets.
We have defined contribution plans covering substantially all employees in North America and the United Kingdom. Depending on the specific provisions of each plan, qualified employees receive company contributions based on a percentage of base salary or base salary and incentive pay, matching of employee contributions up to specified limits, or a combination of both. In 2024, 2023 and 2022, we recognized expense related to our contributions to the defined contribution plans of $37 million, $34 million and $19 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other liabilities in our consolidated balance sheets for these plans were $1 million and $9 million, respectively, as of December 31, 2024, and $1 million and $10 million, respectively, as of December 31, 2023. We recognized expense for these plans of $1 million in each of the years ended December 31, 2024, 2023 and 2022.

CF INDUSTRIES HOLDINGS, INC.
14.   Financing Agreements
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
As of December 31, 2024, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. As of December 31, 2024 and 2023, and during the years then ended, there were no borrowings outstanding under the Revolving Credit Agreement.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant. As of December 31, 2024, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of December 31, 2024, approximately $324 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2024 and 2023 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	December 31, 2024		December 31, 2023
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$741
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	746	750	744
Total long-term debt		$3,000	$2,971	$3,000	$2,968
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million and $7 million as of December 31, 2024 and 2023, respectively, and total deferred debt issuance costs were $23 million and $25 million as of December 31, 2024 and 2023, respectively.
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
15.   Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Interest on borrowings(1)	$150	$150	$155
Fees on financing agreements(1)	9	8	8
Interest on tax liabilities(2)	(27)	(2)	184
Interest capitalized	(11)	(6)	(3)
Interest expense	$121	$150	$344
_______________________________________________________________________________
(1)See Note 14—Financing Agreements for additional information.
(2)Interest on tax liabilities for the year ended December 31, 2024 primarily relates to discretionary interest relief granted from the CRA and the Alberta TRA. Interest on tax liabilities for the year ended December 31, 2022 consists primarily of interest accrued on reserves for unrecognized tax benefits related to Canadian transfer pricing. See Note 12—Income Taxes for additional information.
16.   Other Operating—Net
Details of other operating—net are as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Loss on disposal of property, plant and equipment	$12	$4	$2
Gain on sale of emission credits	(47)	(39)	(6)
Loss on foreign currency transactions(1)	—	—	28
Unrealized gain on embedded derivative(2)	—	—	(14)
Other(3)	25	4	—
Other operating—net	$(10)	$(31)	$10
___________________________________________________________________________
(1)Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including the impact of changes in foreign currency exchange rates on intercompany loans that were not permanently invested.
(2)Unrealized gain on embedded derivative consists of a reduction in the fair value of an embedded derivative liability related to the terms of our strategic venture with CHS.
(3)Other primarily includes the front-end engineering and design study costs related to our clean energy initiatives and gains on the recovery of certain precious metals used in the manufacturing process.

CF INDUSTRIES HOLDINGS, INC.
17.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. The derivatives that we use to reduce our exposure to changes in prices for natural gas are primarily natural gas fixed price swaps, basis swaps and options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of December 31, 2024, we had natural gas derivative contracts covering certain periods through March 2025.
As of December 31, 2024, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 16.0 million MMBtus of natural gas. As of December 31, 2023, we had open natural gas derivative contracts consisting of natural gas fixed price swaps, basis swaps and options for 49.0 million MMBtus of natural gas. For the year ended December 31, 2024, we used derivatives to cover approximately 15% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2024	2023	2022
		(in millions)
Natural gas derivatives
Unrealized net gains (losses)	Cost of sales	$35	$39	$(41)
Realized net (losses) gains	Cost of sales	(40)	(139)	10
Net derivative losses		$(5)	$(100)	$(31)
The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2024 and 2023, none of our derivative instruments were designated as hedging instruments. See Note 11—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2024	2023		2024	2023
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$4	$1	Other current liabilities	$(3)	$(35)
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
Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions. In the event of certain defaults or termination events, our counterparties may request early termination and net settlement of certain derivative trades or, under certain ISDA agreements, may require us to collateralize derivatives in a net liability position. As of December 31, 2024 and 2023, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was zero and $34 million, respectively, which also approximates the fair value of the assets that may be needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event. As of December 31, 2024 and 2023, we had no cash collateral on deposit with counterparties for derivative contracts.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2024 and 2023:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2024
Total derivative assets	$4	$—	$—	$4
Total derivative liabilities	(3)	—	—	(3)
Net derivative assets	$1	$—	$—	$1
December 31, 2023
Total derivative assets	$1	$—	$—	$1
Total derivative liabilities	(35)	—	—	(35)
Net derivative liabilities	$(34)	$—	$—	$(34)
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
18.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2024	2023
	(in millions)
Trade	$378	$459
Other	26	46
Accounts receivable—net	$404	$505

CF INDUSTRIES HOLDINGS, INC.
Inventories
Inventories consist of the following:

	December 31,
	2024	2023
	(in millions)
Finished goods	$263	$256
Raw materials, spare parts and supplies	51	43
Total inventories	$314	$299
Other Assets
Other assets consist of the following:

	December 31,
	2024	2023
	(in millions)
Spare parts	$208	$200
Nonqualified employee benefit trusts	17	17
Tax-related assets	638	610
Other	54	40
Total other assets	$917	$867
Tax-related assets include long-term receivables related to U.S. and Canadian transfer pricing and the related interest, and certain payments to Canadian taxing authorities. See Note 12—Income Taxes for additional information.
Other includes pension plans in a net asset funded status. See Note 13—Pension and Other Postretirement Benefits for additional information.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2024	2023
	(in millions)
Accounts payable(1)	$125	$114
Accrued capital expenditures(1)	59	48
Accrued natural gas costs	106	85
Payroll and employee-related costs	69	81
Accrued interest	30	30
Other	214	162
Total accounts payable and accrued expenses	$603	$520
___________________________________________________________________________
(1)As of December 31, 2024 and 2023, accrued capital expenditures totaled $101 million and $68 million, respectively, of which $42 million and $20 million, respectively, are included within accounts payable in the table above.
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

CF INDUSTRIES HOLDINGS, INC.
Other Current Liabilities
As of December 31, 2024, other current liabilities of $9 million consist primarily of $3 million of unrealized loss on natural gas derivatives and $4 million for asset retirement obligations.
As of December 31, 2023, other current liabilities of $42 million consist primarily of $35 million of unrealized loss on natural gas derivatives and $6 million for asset retirement obligations.
See Note 17—Derivative Financial Instruments and Note 24—Asset Retirement Obligations for additional information.
Other Liabilities
Other liabilities consist of the following:

	December 31,
	2024	2023
	(in millions)
Benefit plans and deferred compensation	$40	$50
Tax-related liabilities	245	247
Unrealized loss on embedded derivative	—	1
Other	16	16
Other liabilities	$301	$314
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

	Year ended December 31,
	2024	2023	2022
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,656	$2,802	$2,830
Earnings attributable to noncontrolling interest	259	313	591
Declaration of distributions payable	(308)	(459)	(619)
Balance as of December 31	$2,607	$2,656	$2,802
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—	$—
Declaration of distributions payable	308	459	619
Distributions to noncontrolling interest	(308)	(459)	(619)
Balance as of December 31	$—	$—	$—
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

CF INDUSTRIES HOLDINGS, INC.
based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts.

On January 31, 2025, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2024, in accordance with CFN’s limited liability company agreement. On January 31, 2025, CFN distributed $129 million to CHS for the distribution period ended December 31, 2024.
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023:
Second quarter	0.8	$50
Third quarter	1.9	150
Fourth quarter	2.9	225
Total shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	$347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	$1,513
Shares repurchased as of December 31, 2024	24.4	$1,938
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In 2024, we repurchased approximately 18.8 million shares under the 2022 Share Repurchase Program for approximately $1.51 billion, of which $10 million was accrued and unpaid as of December 31, 2024. In 2023, we completed the 2021 Share Repurchase Program with the repurchase of approximately 2.3 million shares for $155 million, and we repurchased approximately 5.6 million shares under the 2022 Share Repurchase Program for $425 million.
The shares we repurchase are held as treasury stock. If the Board authorizes us to retire the shares, they are returned to the status of authorized but unissued shares. As part of the retirements, we reduce our treasury stock, paid-in capital and retained earnings balances. In 2024, we retired 18.7 million shares of repurchased stock. In 2023, we retired 8.1 million shares of repurchased stock, including shares repurchased under the 2021 Share Repurchase Program and the 2022 Share Repurchase Program. We held 354,264 shares of treasury stock as of December 31, 2024 and no shares of treasury stock as of December 31, 2023.

CF INDUSTRIES HOLDINGS, INC.
Changes in common shares outstanding are as follows:

	Year ended December 31,
	2024	2023	2022
Beginning balance	188,188,401	195,604,404	207,575,978
Exercise of stock options	46,285	39,106	2,475,550
Issuance of restricted stock(1)	769,607	664,200	740,025
Purchase of treasury shares(2)	(19,121,303)	(8,119,309)	(15,187,149)
Ending balance	169,882,990	188,188,401	195,604,404
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
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2021	$(141)	$4	$(120)	$(257)
Gain arising during the period	—	—	55	55
Reclassification to earnings(1):
Settlement loss	—	—	21	21
Curtailment gains	—	—	(4)	(4)
Other	—	(1)	4	3
Effect of exchange rate changes and deferred taxes	(38)	—	(10)	(48)
Balance as of December 31, 2022	$(179)	$3	$(54)	$(230)
Loss arising during the period	—	—	(6)	(6)
Reclassification to earnings(1)	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	33	—	(5)	28
Balance as of December 31, 2023	$(146)	$3	$(66)	$(209)
Gain arising during the period	—	—	4	4
Effect of exchange rate changes and deferred taxes	(75)	—	—	(75)
Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
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
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the 2022 Equity and Incentive Plan is the sum of (i) 2.5 million shares, plus (ii) the number of shares that remain available for new grants under the 2014 Equity and Incentive Plan when the 2022 Equity and Incentive Plan was approved by shareholders, plus (iii) the number of shares subject to stock options granted under the 2014 Equity and Incentive Plan or the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan that were outstanding when the 2022 Equity and Incentive Plan was approved by shareholders, but only to the extent such awards terminate or expire without the delivery of shares, plus (iv) 1.61 times the number of shares subject to restricted stock or restricted stock unit awards (including performance restricted stock unit awards) granted under the 2014 Equity and Incentive Plan that were outstanding when the 2022 Equity and Incentive Plan was approved by shareholders, but only to the extent such awards terminate or expire without the delivery of shares. In no event will the number of shares available for issuance under the 2022 Equity and Incentive Plan exceed 10,615,515 shares. Shares issued with respect to all awards granted under the 2022 Equity and Incentive Plan are counted against the share reserve on a one-for-one basis. The shares subject to any outstanding award under the 2022 Equity and Incentive Plan will be available for subsequent award and issuance under the 2022 Equity and Incentive Plan to the extent those awards subsequently expire, are forfeited or cancelled, or terminate for any reason prior to issuance of the shares subject to those awards. In addition, shares tendered or withheld in payment of the exercise price of an award and shares withheld by the Company to satisfy tax withholding obligations related to an award will be available for subsequent award under the 2022 Equity and Incentive Plan. As of December 31, 2024, we had approximately 6.6 million shares available for future awards under the 2022 Equity and Incentive Plan. The 2022 Equity and Incentive Plan provides that no more than 5.0 million shares may be issued pursuant to the exercise of incentive stock options, subject to adjustment upon certain capitalization events.
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

CF INDUSTRIES HOLDINGS, INC.
A summary of restricted stock activity during the year ended December 31, 2024 is presented below.

	Restricted Stock Awards		Restricted Stock Units		Performance Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of December 31, 2023	24,873	$74.79	432,639	$67.07	408,445	$79.03
Granted	23,367	79.59	312,712	80.45	153,304	86.76
Restrictions lapsed (vested)(1)	(24,873)	74.79	(242,668)	58.85	(277,241)	77.56
Forfeited	—	—	(31,026)	79.56	(12,508)	84.04
Outstanding as of December 31, 2024	23,367	79.59	471,657	79.36	272,000	84.66
_______________________________________________________________________________
(1)For performance restricted stock units, the shares represent the performance restricted stock units granted in 2021, for which the three-year performance period ended December 31, 2023.
The 2024, 2023 and 2022 weighted-average grant-date fair value for RSAs was $79.59, $74.79 and $95.59, for RSUs was $80.45, $81.44 and $71.68, and for PSUs was $86.76, $93.61 and $81.38, respectively.
The actual tax benefit realized from restricted stock vested in each of the years ended December 31, 2024, 2023 and 2022 was $14 million, $13 million and $14 million, respectively. The fair value of restricted stock vested was $62 million, $55 million and $60 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
A summary of stock option activity during the year ended December 31, 2024 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	122,930	$36.36
Exercised	(46,285)	39.16
Outstanding as of December 31, 2024	76,645	34.67
Exercisable as of December 31, 2024	76,645	34.67

	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding as of December 31, 2024	1.5	$4
Exercisable as of December 31, 2024	1.5	4
_____________________________________________________________________________
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $85.32 as of December 31, 2024, which would have been received by the option holders had all option holders exercised their options as of that date.

CF INDUSTRIES HOLDINGS, INC.
Selected amounts pertaining to stock option exercises are as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Cash received from stock option exercises	$2	$2	$106
Actual tax benefit realized from stock option exercises	—	—	23
Pre-tax intrinsic value of stock options exercised	2	1	100
Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Stock-based compensation expense	$36	$37	$41
Income tax benefit	(8)	(9)	(9)
Stock-based compensation expense, net of income taxes	$28	$28	$32
As of December 31, 2024, pre-tax unrecognized compensation cost was $22 million for RSAs and RSUs, which will be recognized over a weighted-average period of 1.8 years, and $3 million for PSUs, which will be recognized over a weighted-average period of 1.6 years.
Excess tax benefits realized from the vesting of restricted stock or stock option exercises are recognized as an income tax benefit in our consolidated statements of operations and are required to be reported as an operating cash inflow rather than a reduction of taxes paid. The excess tax benefits realized in 2024, 2023 and 2022 were $8 million, $19 million and $96 million, respectively.
22.    Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our chief operating decision maker (CODM) is our President and Chief Executive Officer, who uses gross margin to evaluate segment performance and allocate resources. The CODM meets periodically with other members of senior management to analyze segment performance, including comparing actual results to projected results, with consideration to the costs incurred to produce and deliver the product. In addition, our CODM uses gross margin by reportable segment to make key operating decisions, such as the determination of capital expenditures and the allocation of operating budgets, to help guide strategic decisions to align with company-wide goals. Total other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by the CODM. The ammonia and other products that are upgraded into Granular Urea, UAN, AN and Other products are transferred at cost into the results of those products.
Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 9—Goodwill and Other Intangible Assets.
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the years ended December 31, 2024, 2023 and 2022 are presented in the tables below.

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	2024	2023	2022
	(in millions)
Ammonia(1)
Net sales	$1,736	$1,679	$3,090
Cost of sales:
Natural gas, including the impact of realized derivatives(2)	283	407	660
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(13)	(11)	13
Depreciation and amortization(3)	269	174	166
Distribution and storage(4)	187	192	155
Freight(5)	50	42	50
Other segment items(6)	467	334	447
Total cost of sales	1,243	1,138	1,491
Gross margin	$493	$541	$1,599

Granular Urea
Net sales	$1,600	$1,823	$2,892
Cost of sales:
Natural gas, including the impact of realized derivatives(2)	241	363	632
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(9)	(11)	13
Depreciation and amortization(3)	284	285	272
Distribution and storage(4)	9	10	8
Freight(5)	32	43	39
Other segment items(6)	369	320	364
Total cost of sales	926	1,010	1,328
Gross margin	$674	$813	$1,564

UAN
Net sales	$1,678	$2,068	$3,572
Cost of sales:
Natural gas, including the impact of realized derivatives(2)	234	367	612
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(10)	(11)	14
Depreciation and amortization(3)	268	288	269
Distribution and storage(4)	60	67	68
Freight(5)	142	156	180
Other segment items(6)	375	384	346
Total cost of sales	1,069	1,251	1,489
Gross margin	$609	$817	$2,083

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	2024	2023	2022
	(in millions)
AN
Net sales	$419	$497	$845
Cost of sales:
Natural gas, including the impact of realized derivatives(2)	34	51	296
Unrealized net mark-to-market gain on natural gas derivatives	(1)	(2)	(2)
Depreciation and amortization(3)	39	48	61
Distribution and storage(4)	1	2	2
Freight(5)	29	24	40
Other segment items(6)	238	236	200
Total cost of sales	340	359	597
Gross margin	$79	$138	$248

Other(7)
Net sales	$503	$564	$787
Cost of sales:
Natural gas, including the impact of realized derivatives(2)	37	63	159
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(2)	(4)	3
Depreciation and amortization(3)	61	64	67
Distribution and storage(4)	1	3	2
Freight(5)	59	65	61
Other segment items(6)	146	137	128
Total cost of sales	302	328	420
Gross margin	$201	$236	$367

Consolidated
Net sales	$5,936	$6,631	$11,186
Cost of sales:
Natural gas, including the impact of realized derivatives(2)	829	1,251	2,359
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(35)	(39)	41
Depreciation and amortization(3)	921	859	835
Distribution and storage(4)	258	274	235
Freight(5)	312	330	370
Other segment items(6)	1,595	1,411	1,485
Total cost of sales	3,880	4,086	5,325
Gross margin	$2,056	$2,545	$5,861
Total other operating costs and expenses(8)	314	307	558
Equity in earnings (loss) of operating affiliate(9)	4	(8)	94
Operating earnings	$1,746	$2,230	$5,397
_______________________________________________________________________________
(1)Ammonia segment results include the operating results of our Waggaman facility from the acquisition date of December 1, 2023.
(2)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(3)For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization does not include $34 million, $13 million and $15 million, respectively, of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For the years ended December 31, 2024 and 2023, depreciation and amortization does not include $30 million and $3 million, respectively, related to amortization of the supply contract liability, which is recognized in net sales. See Note 6—Acquisition of Waggaman Ammonia Production Facility and Note 9—Goodwill and Other Intangible Assets for additional information.

CF INDUSTRIES HOLDINGS, INC.
(4)Distribution and storage costs consist of the cost of freight required to transport finished products from our manufacturing facilities to our distribution facilities and the costs to operate our network of distribution facilities in North America.
(5)Freight costs consist of the costs incurred by us to deliver products from one of our plants or distribution facilities to the customer. Freight costs are generally charged to the customer and included in net sales. In situations when control of the product transfers upon loading and the customer requests that we arrange delivery of the product, the amount of freight included in net sales is considered freight revenue. See Note 4—Revenue Recognition for additional information.
(6)Other segment items is primarily comprised of payroll, services, materials and supplies, and utilities at our manufacturing facilities.
(7)Other consists of all other products not included in our Ammonia, Granular Urea, UAN, or AN segments. All other products primarily include DEF, urea liquor, nitric acid and aqua ammonia.
(8)Total other operating costs and expenses for the year ended December 31, 2022 include $258 million of asset impairment and restructuring charges related to our U.K. operations. See Note 7—United Kingdom Operations Restructuring and Impairment Charges for additional information.
(9)Equity in loss of operating affiliate for the year ended December 31, 2023 includes an impairment of our equity method investment in PLNL of $43 million. See Note 10—Equity Method Investment for additional information.

Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Sales by geographic region (based on destination of shipments):
United States	$4,419	$4,856	$8,212
Foreign:
Canada	534	607	849
North America, excluding U.S. and Canada	72	75	149
United Kingdom	327	346	642
Other foreign	584	747	1,334
Total foreign	1,517	1,775	2,974
Consolidated	$5,936	$6,631	$11,186

	December 31,
	2024	2023	2022
	(in millions)
Property, plant and equipment—net by geographic region:
United States	$6,172	$6,538	$5,812
Foreign:
Canada	426	466	506
United Kingdom	137	137	119
Total foreign	563	603	625
Consolidated	$6,735	$7,141	$6,437
Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. In 2024, 2023 and 2022, CHS accounted for approximately 12%, 13% and 13% of our consolidated net sales, respectively. See Note 19—Noncontrolling Interest for additional information.

CF INDUSTRIES HOLDINGS, INC.
23.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$118	$145	$257
Income taxes—net of refunds	410	373	1,776

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	$33	$15	$18
Change in accrued share repurchases, including accrued excise taxes	19	5	(1)
Interest—net of interest capitalized for the year ended December 31, 2024 includes a reduction of approximately $21 million reflecting interest relief received from the CRA related to tax years 2006 through 2011. Interest—net of interest capitalized for the year ended December 31, 2022 includes interest paid to Canadian taxing authorities of approximately $100 million related to tax years 2006 through 2011. See Note 12—Income Taxes—“Canada Revenue Agency Competent Authority Matter” for additional information.
Income taxes—net of refunds for the year ended December 31, 2022 includes certain payments of CAD $363 million (approximately $267 million) to Canadian taxing authorities, which are reflected in the line “Other—net” within operating activities in our consolidated statement of cash flows. These payments were made in order to mitigate the assessment of future Canadian interest on transfer pricing positions. See Note 12—Income Taxes—“Unrecognized Tax Benefits” for additional information.
24.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds and/or waste storage areas. The most recent estimate of the aggregate cost of conditional AROs for our complexes and facilities, expressed in 2024 dollars, is approximately $139 million, which excludes recorded AROs discussed below.
We have not recorded a liability for these conditional AROs as of December 31, 2024, because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and considered factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
We have recorded AROs for certain assets for which a fair value can be estimated. As of December 31, 2024, AROs recorded in other current liabilities and other liabilities in our consolidated balance sheet was approximately $5 million.

CF INDUSTRIES HOLDINGS, INC.
25.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge tow charter commitments range from one to six years. Our rail car leases and barge tow charters commonly contain provisions for automatic renewal that can extend the lease term unless cancelled by either party. We also have operating leases for terminal and warehouse storage for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to four years and commonly contain provisions for automatic renewal thereafter unless cancelled by either party. The renewal provisions for our rail car leases, barge tow charters and terminal and warehouse storage agreements are not reasonably certain to be exercised.
The components of lease costs were as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$112	$113	$103
Short-term lease cost	40	30	48
Variable lease cost	5	4	6
Total lease cost	$157	$147	$157
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$98	$107	$100
Right-of-use (ROU) assets obtained in exchange for operating lease obligations	107	103	106
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
	(in millions)
Operating lease ROU assets	$266	$259

Current operating lease liabilities	$86	$96
Operating lease liabilities	189	168
Total operating lease liabilities	$275	$264
Other information related to leases was as follows:

	December 31,
	2024	2023
Operating leases
Weighted-average remaining lease term	5 years	5 years
Weighted-average discount rate	5.0%	4.7%
As of December 31, 2024, we have entered into four additional leases that have not yet commenced, with future minimum lease payments totaling $37 million with minimum terms ranging from five to seven years.

CF INDUSTRIES HOLDINGS, INC.
The following table reconciles the undiscounted cash flows for our operating leases to the operating lease liabilities recorded on our consolidated balance sheet as of December 31, 2024:

Operating lease payments
(in millions)
2025	$96
2026	74
2027	51
2028	38
2029	20
Thereafter	39
Total lease payments	318
Less: imputed interest	(43)
Present value of lease liabilities	275
Less: Current operating lease liabilities	(86)
Operating lease liabilities	$189

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
(b) Management’s Report on Internal Control over Financial Reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2024. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
While there was no impact on the Company’s internal control over financial reporting during the quarter ended December 31, 2024, beginning in the second quarter of 2025, the Company is implementing a new procurement and plant asset management system. As a result, related changes in its internal control over financial reporting are expected due to the implementation.

CF INDUSTRIES HOLDINGS, INC.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CF Industries Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

(signed) KPMG LLP

Chicago, Illinois
February 20, 2025

CF INDUSTRIES HOLDINGS, INC.
ITEM 9B.    OTHER INFORMATION.
During the quarter ended December 31, 2024, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.

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
We have adopted a Code of Corporate Conduct that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Corporate Conduct is posted on our corporate website, www.cfindustries.com. We will provide an electronic or paper copy of this document free of charge upon request. In the event of any amendments to, or waivers from, a provision of the Code of Corporate Conduct affecting the chief executive officer, chief financial officer, controller or persons performing similar functions, we intend to promptly post on our corporate website a description of the amendment or waiver as required under applicable SEC rules.
We have adopted a Policy on Insider Trading applicable to our directors, officers, employees and certain other persons and entities (collectively, “covered persons”) that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standard. Among other things, our insider trading policy prohibits covered persons who are aware of any material nonpublic information about the Company from, directly or indirectly through family members or other persons or entities as described in the policy, (i) transacting in Company securities, except as provided for therein or (ii) recommending the purchase or sale of any Company securities. A copy of our Policy on Insider Trading is filed as Exhibit 19 with this Annual Report on Form 10-K.
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
Equity Compensation Plan Information as of December 31, 2024

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	1,573,148	$34.67	6,579,925
Equity compensation plans not approved by security holders	—	—	—
Total	1,573,148	$34.67	6,579,925
_______________________________________________________________________________
(1)Includes 76,645 shares issuable pursuant to outstanding nonqualified stock options, 471,657 shares issuable pursuant to restricted stock units (RSUs) and 1,024,846 shares issuable pursuant to performance restricted stock units (PSUs) under the 2022 Equity and Incentive Plan, the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (the 2014 Equity and Incentive Plan) and the CF Industries Holdings, Inc. 2009 Equity Incentive Plan. PSUs are subject to attainment of the applicable performance goals during the three-year performance period and are reflected at their maximum potential payout. The PSUs included in this table reflect the full amount awarded to plan participants in 2022, 2023 and 2024. The three-year performance periods for the PSUs awarded in 2022, 2023 and 2024 are in each case composed of three one-year periods with performance goals set annually. Because accounting rules require performance goals to be set before a PSU is determined for accounting purposes to have been granted, the number of PSUs reported as outstanding as of December 31, 2024 in Note 21—Stock-based Compensation reflects all of the PSUs awarded in 2022, but only two-thirds of the PSUs awarded in 2023 and one-third of the PSUs awarded in 2024.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information appearing in the Proxy Statement under the headings “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm for 2025—Audit and Non-Audit Fees” and “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm for 2025—Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

CF INDUSTRIES HOLDINGS, INC.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)Documents filed as part of this report:

(1)	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:
	Report of Independent Registered Public Accounting Firm (KPMG LLP, Chicago, IL, PCAOB ID: 185)	57
	Consolidated Statements of Operations	59
	Consolidated Statements of Comprehensive Income	60
	Consolidated Balance Sheets	61
	Consolidated Statements of Equity	62
	Consolidated Statements of Cash Flows	63
	Notes to Consolidated Financial Statements	64
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

4.2
Description of common stock of CF Industries Holdings, Inc. (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 22, 2024)

4.3
Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Computershare Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013)

4.4
Second Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Computershare Trust Company, N.A., as successor trustee, relating to CF Industries, Inc.’s 4.950% Senior Notes due 2043 (includes form of note) (the “2043 Notes Supplement”) (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2013)

4.5
First Supplement, dated as of November 21, 2016, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.12 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017)

4.6
Second Supplement, dated as of March 29, 2018, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018)

4.7
Third Supplement, dated as of March 22, 2019, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019)

4.8
Fourth Supplement, dated as of January 28, 2022, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2022)

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
10.2
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2009)***

10.3
Change in Control Severance Agreement, effective as of November 19, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009)***

10.4
Change in Control Severance Agreement, effective as of October 9, 2017, by and between CF Industries Holdings, Inc. and Susan L. Menzel (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017)***

10.5
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 20, 2014)***

10.6
Change in Control Severance Agreement, effective as of February 2, 2012, and amended and restated as of September 1, 2019, by and between CF Industries Holdings, Inc. and Ashraf K. Malik (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2019)***

10.7
Change in Control Severance Agreement, effective as of February 27, 2020, by and between CF Industries Holdings, Inc. and Linda M. Dempsey (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020)***

10.8
Change in Control Severance Agreement, effective as of October 17, 2023, by and between CF Industries Holdings, Inc. and Michael P. McGrane (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023)***

10.9
Change in Control Severance Agreement, effective as of June 17, 2024, by and between CF Industries Holdings, Inc. and Gregory D. Cameron (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)***

10.10
Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 24, 2015)***

10.11
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)***

10.12
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009)***

10.13
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016)***

10.14
CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Appendix C to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2014)***

10.15
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016)***

10.16
CF Industries Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Appendix B to CF Industries Holdings, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on March 30, 2022)***

10.17
CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.16 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)***

10.18
First Amendment of CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.17 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)***

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.19
Second Amendment of CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.18 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)***

10.20
Third Amendment of CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2024)***

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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.38
Amendment No. 1 to the Revolving Credit Agreement, dated as of May 29, 2024, among CF Industries, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

19	Policy on Insider Trading

21	Subsidiaries of the registrant

23	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Policy related to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 22, 2024)

101
The following financial information from CF Industries Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embed within the Inline XBRL document and included in Exhibit 101)
_______________________________________________________________________________
*    Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**    Portions omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
***    Denotes management contract or compensatory plan or arrangement.
****    Portions omitted to pursuant to Item 601(b)(10)(iv) of Regulation S-K.

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 20, 2025	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2025
W. Anthony Will

/s/ GREGORY D. CAMERON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Gregory D. Cameron

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 20, 2025
Richard A. Hoker

/s/ STEPHEN J. HAGGE	Chairman of the Board of Directors	February 20, 2025
Stephen J. Hagge

/s/ JAVED AHMED	Director	February 20, 2025
Javed Ahmed

/s/ ROBERT C. ARZBAECHER	Director	February 20, 2025
Robert C. Arzbaecher

/s/ CHRISTOPHER D. BOHN	Executive Vice President and Chief Operating Officer, Director	February 20, 2025
Christopher D. Bohn

/s/ DEBORAH L. DEHAAS	Director	February 20, 2025
Deborah L. DeHaas

/s/ JOHN W. EAVES	Director	February 20, 2025
John W. Eaves

/s/ SUSAN A. ELLERBUSCH	Director	February 20, 2025
Susan A. Ellerbusch

/s/ JESUS MADRAZO YRIS	Director	February 20, 2025
Jesus Madrazo Yris

/s/ ANNE P. NOONAN	Director	February 20, 2025
Anne P. Noonan

/s/ MICHAEL J. TOELLE	Director	February 20, 2025
Michael J. Toelle

/s/ THERESA E. WAGLER	Director	February 20, 2025
Theresa E. Wagler

/s/ CELSO L. WHITE	Director	February 20, 2025
Celso L. White