Form 10-Q
period 2025-03-31
CF Industries Holdings, Inc.
filed 2025-05-08
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
162,010,025 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 5, 2025.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2025	2024
	(in millions, except per share amounts)
Net sales	$1,663	$1,470
Cost of sales	1,091	1,061
Gross margin	572	409
Selling, general and administrative expenses	84	88
U.K. operations restructuring	23	—
Integration costs	—	3
Other operating—net	14	17
Total other operating costs and expenses	121	108
Equity in earnings of operating affiliate	4	2
Operating earnings	455	303
Interest expense	37	37
Interest income	(17)	(30)
Other non-operating—net	(2)	(4)
Earnings before income taxes	437	300
Income tax provision	86	62
Net earnings	351	238
Less: Net earnings attributable to noncontrolling interest	39	44
Net earnings attributable to common stockholders	$312	$194
Net earnings per share attributable to common stockholders:
Basic	$1.85	$1.03
Diluted	$1.85	$1.03
Weighted-average common shares outstanding:
Basic	168.6	187.6
Diluted	168.8	188.1
Dividends declared per common share	$0.50	$0.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2025	2024
	(in millions)
Net earnings	$351	$238
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	11	(16)
Defined benefit plans—net of taxes	(2)	—
	9	(16)
Comprehensive income	360	222
Less: Comprehensive income attributable to noncontrolling interest	39	44
Comprehensive income attributable to common stockholders	$321	$178
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2025	December 31, 2024
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,406	$1,614
Accounts receivable—net	582	404
Inventories	351	314
Prepaid income taxes	54	145
Other current assets	40	43
Total current assets	2,433	2,520
Property, plant and equipment—net	6,603	6,735
Investment in affiliate	33	29
Goodwill	2,492	2,492
Intangible assets—net	499	507
Operating lease right-of-use assets	315	266
Other assets	933	917
Total assets	$13,308	$13,466
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$597	$603
Income taxes payable	2	2
Customer advances	241	118
Current operating lease liabilities	92	86
Other current liabilities	7	9
Total current liabilities	939	818
Long-term debt	2,972	2,971
Deferred income taxes	845	871
Operating lease liabilities	232	189
Supply contract liability	717	724
Other liabilities	306	301
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2025—170,269,476 shares issued and 2024—170,237,254 shares issued	2	2
Paid-in capital	1,292	1,284
Retained earnings	4,208	4,009
Treasury stock—at cost, 2025—5,611,408 shares and 2024—354,264 shares	(451)	(30)
Accumulated other comprehensive loss	(271)	(280)
Total stockholders’ equity	4,780	4,985
Noncontrolling interest	2,517	2,607
Total equity	7,297	7,592
Total liabilities and equity	$13,308	$13,466
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2024	$2	$(30)	$1,284	$4,009	$(280)	$4,985	$2,607	$7,592
Net earnings	—	—	—	312	—	312	39	351
Other comprehensive income	—	—	—	—	9	9	—	9
Purchases of treasury stock	—	(438)	—	—	—	(438)	—	(438)
Retirement of treasury stock	—	30	(3)	(27)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	—	1	—	—	1	—	1
Stock-based compensation expense	—	—	10	—	—	10	—	10
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(86)	—	(86)	—	(86)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(129)	(129)
Balance as of March 31, 2025	$2	$(451)	$1,292	$4,208	$(271)	$4,780	$2,517	$7,297

Balance as of December 31, 2023	$2	$—	$1,389	$4,535	$(209)	$5,717	$2,656	$8,373
Net earnings	—	—	—	194	—	194	44	238
Other comprehensive loss	—	—	—	—	(16)	(16)	—	(16)
Purchases of treasury stock	—	(351)	—	—	—	(351)	—	(351)
Acquisition of treasury stock under employee stock plans	—	(23)	—	—	—	(23)	—	(23)
Issuance of $0.01 par value common stock under employee stock plans	—	—	1	—	—	1	—	1
Stock-based compensation expense	—	—	13	—	—	13	—	13
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(95)	—	(95)	—	(95)
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(144)	(144)
Balance as of March 31, 2024	$2	$(374)	$1,403	$4,634	$(225)	$5,440	$2,556	$7,996
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Net earnings	$351	$238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	221	253
Deferred income taxes	(26)	(11)
Stock-based compensation expense	10	13
Unrealized net loss (gain) on natural gas derivatives	2	(33)
Loss on disposal of property, plant and equipment	1	5
Loss on sale of Ince facility	23	—
Undistributed earnings of affiliate—net of taxes	(4)	(2)
Changes in assets and liabilities:
Accounts receivable—net	(177)	(50)
Inventories	(43)	20
Accrued and prepaid income taxes	89	61
Accounts payable and accrued expenses	16	(23)
Customer advances	123	(25)
Other—net	—	(1)
Net cash provided by operating activities	586	445
Investing Activities:
Additions to property, plant and equipment	(132)	(98)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from sale of Ince facility	4	—
Purchase of emission credits	—	(2)
Net cash used in investing activities	(126)	(100)
Financing Activities:
Dividends paid on common stock	(86)	(97)
Distributions to noncontrolling interest	(129)	(144)
Purchases of treasury stock	(444)	(339)
Proceeds from issuances of common stock under employee stock plans	1	1
Cash paid for shares withheld for taxes	(13)	(23)
Net cash used in financing activities	(671)	(602)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Decrease in cash and cash equivalents	(208)	(259)
Cash and cash equivalents at beginning of period	1,614	2,032
Cash and cash equivalents at end of period	$1,406	$1,773

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
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2024, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, asset retirement obligations, the cost of emission credits required to meet environmental regulations, the cost of customer incentives, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves, including any related interest and penalties, and the assessment of the realizability of deferred tax assets, measurement of the fair values of investments for which markets are not active, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans, and the valuation of stock-based compensation awards granted to employees.
2.   New Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU adds new guidance that further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are continuing to evaluate the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements.
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

CF INDUSTRIES HOLDINGS, INC.
We are currently evaluating the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements.
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 14—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three months ended March 31, 2025 and 2024:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended March 31, 2025
North America	$366	$439	$408	$47	$113	$1,373
Europe and other	154	—	62	54	20	290
Total revenue	$520	$439	$470	$101	$133	$1,663
Three months ended March 31, 2024
North America	$334	$403	$373	$48	$102	$1,260
Europe and other	68	4	52	66	20	210
Total revenue	$402	$407	$425	$114	$122	$1,470

As of March 31, 2025 and December 31, 2024, we had $241 million and $118 million, respectively, in customer advances on our consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the revenue recognized that was included in our customer advances at the beginning of each respective period amounted to approximately $93 million and $110 million, respectively.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of March 31, 2025 and December 31, 2024 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of March 31, 2025, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $2.0 billion. We expect to recognize approximately 20% of these performance obligations as revenue in the remainder of 2025, approximately 29% as revenue during 2026-2028, approximately 18% as revenue during 2029-2031, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.2 billion as of March 31, 2025. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2024 will be satisfied in 2025.
Supply Contract Liability
In connection with our December 1, 2023 acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For both the three months ended March 31, 2025 and 2024, we amortized $7 million of the Supply Contract liability into net sales. As of March 31, 2025 and December 31, 2024, we had $717 million and $724 million, respectively, in Supply Contract liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for the remainder of 2025 is approximately $23 million and for each of the fiscal years 2026 to 2030 is approximately $30 million.

CF INDUSTRIES HOLDINGS, INC.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2025	2024
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$312	$194
Basic earnings per common share:
Weighted-average common shares outstanding	168.6	187.6
Net earnings attributable to common stockholders	$1.85	$1.03
Diluted earnings per common share:
Weighted-average common shares outstanding	168.6	187.6
Dilutive common shares—stock-based awards	0.2	0.5
Diluted weighted-average common shares outstanding	168.8	188.1
Net earnings attributable to common stockholders	$1.85	$1.03
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three months ended March 31, 2025 and 2024.
5.   Inventories
Inventories consist of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Finished goods	$301	$263
Raw materials, spare parts and supplies	50	51
Total inventories	$351	$314
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Land	$108	$114
Machinery and equipment	13,598	13,801
Buildings and improvements	1,016	1,011
Construction in progress	556	482
Property, plant and equipment(1)	15,278	15,408
Less: Accumulated depreciation and amortization	8,675	8,673
Property, plant and equipment—net	$6,603	$6,735
_______________________________________________________________________________
(1)As of March 31, 2025 and December 31, 2024, we had property, plant and equipment that was accrued but unpaid of $87 million and $101 million, respectively. As of March 31, 2024 and December 31, 2023, we had property, plant and equipment that was accrued but unpaid of $72 million and $68 million, respectively.
Depreciation and amortization related to property, plant and equipment was $220 million and $252 million for the three months ended March 31, 2025 and 2024, respectively.

CF INDUSTRIES HOLDINGS, INC.
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
The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2025	2024
	(in millions)
Net capitalized plant turnaround costs as of January 1	$363	$352
Additions	20	24
Depreciation	(37)	(52)
Effect of exchange rate changes and other	(3)	(1)
Net capitalized plant turnaround costs as of March 31	$343	$323
United Kingdom Operations
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021. For property, plant and equipment within the Ince, U.K. asset group, an asset group planned for abandonment, we first considered use of a market or income-based valuation method. However, given that a secondary market did not exist and the assets had been idled with a planned abandonment and therefore would not generate future cash flows from operations, we estimated the fair value of the asset group by determining the replacement cost of the underlying assets and then adjusting each of the asset categories to an estimated salvage value utilizing industry recognized price publications. In the third quarter of 2022, the final restructuring plan was approved, and the facility was subsequently decommissioned.
In the three months ended March 31, 2025, the Ince facility was sold, including certain liabilities assumed by the buyer, and we recognized a loss of $23 million on the sale. The loss is reflected in U.K. operations restructuring in our consolidated statement of operations for the three months ended March 31, 2025.
7.   Equity Method Investment
We have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the Ammonia segment.
As of March 31, 2025, the total carrying value of our equity method investment in PLNL was $33 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $34 million and $30 million for the three months ended March 31, 2025 and 2024, respectively.

CF INDUSTRIES HOLDINGS, INC.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$206	$—	$—	$206
Cash equivalents:
U.S. and Canadian government obligations	707	—	—	707
Other debt securities	493	—	—	493
Total cash and cash equivalents	$1,406	$—	$—	$1,406
Nonqualified employee benefit trusts	16	1	—	17

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$168	$—	$—	$168
Cash equivalents:
U.S. and Canadian government obligations	932	—	—	932
Other debt securities	514	—	—	514
Total cash and cash equivalents	$1,614	$—	$—	$1,614
Nonqualified employee benefit trusts	15	2	—	17
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2025 and December 31, 2024 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,200	$1,200	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(2)	—	(2)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,446	$1,446	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(3)	—	(3)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of March 31, 2025 and December 31, 2024, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,972	$2,822	$2,971	$2,827
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

CF INDUSTRIES HOLDINGS, INC.
down to fair value as a result of impairment. The fair value measurements related to assets and liabilities measured at fair value on a nonrecurring basis rely primarily on Company-specific inputs. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.
9.   Income Taxes
For the three months ended March 31, 2025, we recorded an income tax provision of $86 million on pre-tax income of $437 million, or an effective tax rate of 19.8%, compared to an income tax provision of $62 million on pre-tax income of $300 million, or an effective tax rate of 20.7%, for the three months ended March 31, 2024.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CF Industries Nitrogen, LLC (CFN), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2025 of 19.8%, which is based on pre-tax income of $437 million, including $39 million of earnings attributable to the noncontrolling interest, would be 1.9 percentage points higher if based on pre-tax income exclusive of the $39 million of earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2024 of 20.7%, which is based on pre-tax income of $300 million, including $44 million of earnings attributable to the noncontrolling interest, would be 3.6 percentage points higher if based on pre-tax income exclusive of the $44 million of earnings attributable to the noncontrolling interest.
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
As of March 31, 2025, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2024, or during the three months ended March 31, 2025 or 2024.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant. As of March 31, 2025, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of March 31, 2025, approximately $324 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2025 and December 31, 2024 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2025		December 31, 2024
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$742
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	747	750	746
Total long-term debt		$3,000	$2,972	$3,000	$2,971
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million as of both March 31, 2025 and December 31, 2024, and total deferred debt issuance costs were $22 million and $23 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Under the indenture governing the 4.500% senior secured notes due December 2026 (the 2026 Notes) identified in the table above, the 2026 Notes are guaranteed by CF Holdings.
Interest on the Public Senior Notes and the 2026 Notes is payable semiannually, and the Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2025	2024
	(in millions)
Interest on borrowings(1)	$37	$37
Fees on financing agreements(1)	2	2
Interest capitalized	(2)	(2)
Total interest expense	$37	$37
_______________________________________________________________________________
(1)See Note 10—Financing Agreements for additional information.

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

	2025	2024
	(in millions)
Noncontrolling interest:
Balance as of January 1	$2,607	$2,656
Earnings attributable to noncontrolling interest	39	44
Declaration of distributions payable	(129)	(144)
Balance as of March 31	$2,517	$2,556
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—
Declaration of distributions payable	129	144
Distributions to noncontrolling interest	(129)	(144)
Balance as of March 31	$—	$—
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
13.   Stockholders’ Equity
Common Stock
Our Board of Directors (the Board) has authorized certain programs to repurchase shares of our common stock. These programs have generally permitted repurchases to be made from time to time in the open market, through privately-negotiated transactions, through block transactions, through accelerated share repurchase programs or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock (the 2022 Share Repurchase Program), which commenced in the second quarter of 2023 upon completion of our previous share repurchase program and is effective through December 31, 2025. See Note 15—Subsequent Events for additional information.

CF INDUSTRIES HOLDINGS, INC.
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	1,513
Shares repurchased in 2025:
First quarter	5.4	434
Shares repurchased as of March 31, 2025	29.8	$2,372
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the three months ended March 31, 2025, we repurchased approximately 5.4 million shares under the 2022 Share Repurchase Program for $434 million and retired approximately 0.4 million shares of repurchased treasury stock. As of March 31, 2025, we held approximately 5.6 million shares of treasury stock. In the three months ended March 31, 2024, we repurchased approximately 4.3 million shares under the 2022 Share Repurchase Program for $347 million, of which $14 million was accrued and unpaid as of March 31, 2024.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
Effect of exchange rate changes and deferred taxes	11	—	(2)	9
Balance as of March 31, 2025	$(210)	$3	$(64)	$(271)

Balance as of December 31, 2023	$(146)	$3	$(66)	$(209)
Effect of exchange rate changes and deferred taxes	(16)	—	—	(16)
Balance as of March 31, 2024	$(162)	$3	$(66)	$(225)

CF INDUSTRIES HOLDINGS, INC.
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
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the three months ended March 31, 2025 and 2024 are presented in the tables below.

	Three months ended March 31,
	2025	2024
	(in millions)
Ammonia
Net sales	$520	$402
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	110	86
Unrealized net mark-to-market loss (gain) on natural gas derivatives	1	(12)
Depreciation and amortization(2)	55	79
Distribution and storage(3)	37	35
Freight(4)	15	14
Other segment items(5)	116	135
Total cost of sales	334	337
Gross margin	$186	$65

Granular Urea
Net sales	$439	$407
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	95	76
Unrealized net mark-to-market gain on natural gas derivatives	—	(9)
Depreciation and amortization(2)	71	69
Distribution and storage(3)	3	2
Freight(4)	7	10
Other segment items(5)	90	105
Total cost of sales	266	253
Gross margin	$173	$154

CF INDUSTRIES HOLDINGS, INC.

	Three months ended March 31,
	2025	2024
	(in millions)
UAN
Net sales	$470	$425
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	104	77
Unrealized net mark-to-market loss (gain) on natural gas derivatives	1	(10)
Depreciation and amortization(2)	73	69
Distribution and storage(3)	13	14
Freight(4)	36	35
Other segment items(5)	101	97
Total cost of sales	328	282
Gross margin	$142	$143

AN
Net sales	$101	$114
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	10	11
Unrealized net mark-to-market gain on natural gas derivatives	—	(1)
Depreciation and amortization(2)	8	13
Freight(4)	7	8
Other segment items(5)	60	74
Total cost of sales	85	105
Gross margin	$16	$9

Other(6)
Net sales	$133	$122
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	15	11
Unrealized net mark-to-market gain on natural gas derivatives	—	(1)
Depreciation and amortization(2)	13	20
Freight(4)	16	14
Other segment items(5)	34	40
Total cost of sales	78	84
Gross margin	$55	$38

CF INDUSTRIES HOLDINGS, INC.

	Three months ended March 31,
	2025	2024
	(in millions)
Consolidated
Net sales	$1,663	$1,470
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	334	261
Unrealized net mark-to-market loss (gain) on natural gas derivatives	2	(33)
Depreciation and amortization(2)	220	250
Distribution and storage(3)	53	51
Freight(4)	81	81
Other segment items(5)	401	451
Total cost of sales	1,091	1,061
Gross margin	$572	$409
Total other operating costs and expenses	121	108
Equity in earnings of operating affiliate	4	2
Operating earnings	$455	$303
_______________________________________________________________________________
(1)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(2)For the three months ended March 31, 2025 and 2024, depreciation and amortization does not include $8 million and $10 million, respectively, of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For both the three months ended March 31, 2025 and 2024, depreciation and amortization does not include $7 million of amortization related to the supply contract liability, which is recognized in net sales. See Note 3—Revenue Recognition for additional information on the supply contract liability.
(3)Distribution and storage costs consist of the cost of freight required to transport finished products from our manufacturing facilities to our distribution facilities and the costs to operate our network of distribution facilities in North America.
(4)Freight costs consist of the costs incurred by us to deliver products from one of our plants or distribution facilities to the customer. Freight costs are generally charged to the customer and included in net sales. In situations when control of the product transfers upon loading and the customer requests that we arrange delivery of the product, the amount of freight included in net sales is considered freight revenue.
(5)Other segment items is primarily comprised of payroll, services, materials and supplies, and utilities at our manufacturing facilities.
(6)Other consists of all other products not included in our Ammonia, Granular Urea, UAN or AN segments. All other products primarily include DEF, urea liquor, nitric acid and aqua ammonia.

Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2025 and December 31, 2024:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Goodwill as of March 31, 2025 and December 31, 2024	$980	$828	$576	$69	$39	$2,492

CF INDUSTRIES HOLDINGS, INC.
15.   Subsequent Events
Blue Point Joint Venture
On April 8, 2025, we announced that we formed a joint venture, Blue Point Number One, LLC, with JERA Co., Inc. (JERA), Japan’s largest energy company, and Mitsui & Co., Ltd. (Mitsui), a leading global investment and trading company, for the construction, production and offtake of low-carbon ammonia. Upon formation, we held 40% ownership, JERA held 35% ownership, and Mitsui held 25% ownership in the joint venture. Under the terms of the joint venture’s limited liability company agreement, JERA has a conditional option to reduce its ownership percentage that expires on December 31, 2025. If the specified condition is met, JERA can reduce its ownership below 35% but not lower than 20%. We would have the right and obligation to increase our ownership by the same amount that JERA reduces its ownership.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an autothermal reforming (ATR) ammonia production facility with a carbon dioxide (CO2) dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Pre-construction activities and engineering evaluations at our Blue Point complex will begin in 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029. We will be responsible for the development, operation and maintenance of the ammonia production facility under contracts with the Blue Point joint venture. The three companies will offtake product according to their ownership percentages.
We estimate that the cost of the low-carbon ATR ammonia production facility with carbon capture and sequestration technologies will be approximately $4 billion. Pursuant to periodic joint venture capital calls, the joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their ownership percentages.
The low-carbon ammonia production facility is designed with an annual nameplate capacity of approximately 1.4 million metric tons and is expected to capture greater than 95% of the CO2 generated from its production of ammonia. The ammonia production facility is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 permanently sequestered.
In addition, we will invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. We will operate these facilities, and the Blue Point joint venture will compensate us for these services.
We determined that Blue Point Number One, LLC is a variable interest entity (VIE) in which we hold a variable interest, and we are the primary beneficiary of the VIE as we have both (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, due to our 40% equity interest. As a result, we will consolidate this entity in our consolidated financial statements, with the combined 60% equity interest owned by JERA and Mitsui recorded as noncontrolling interest.
Share Repurchase Program
On May 6, 2025, the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon the completion of the 2022 Share Repurchase Program and effective through December 31, 2029 (the 2025 Share Repurchase Program). Repurchases under the 2025 Share Repurchase Program may be made from time to time in the open market, through privately-negotiated transactions, through block transactions, through accelerated share repurchase programs or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors. See Note 13—Stockholders’ Equity for information related to the 2022 Share Repurchase Program, which expires on December 31, 2025.

CF INDUSTRIES HOLDINGS, INC.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations that were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 20, 2025, as well as Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is to CF Industries Holdings, Inc. only and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
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
Our principal assets as of March 31, 2025 include:
•six U.S. manufacturing facilities located in: Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 12—Noncontrolling Interest for additional information on our strategic venture with CHS);
•two Canadian manufacturing facilities located in: Medicine Hat, Alberta (the largest ammonia production complex in Canada); and Courtright, Ontario;
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
Decarbonizing our existing network
At our Donaldsonville and Yazoo City complexes, our decarbonization projects are leveraging carbon capture and sequestration (CCS) to enable us to convert a portion of our existing ammonia production to low-carbon ammonia. CCS requires the construction of carbon dioxide (CO2) dehydration and compression units to enable process CO2 captured from the ammonia production process to be transported and sequestered, which prevents approximately 60% of the CO2 generated by ammonia production from being emitted to the atmosphere. For each facility we have contracted with ExxonMobil to transport and sequester the captured CO2 in permanent geologic storage. Each project is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 permanently sequestered.
Construction of the dehydration and compression unit at our Donaldsonville complex is in advanced stages, with an estimated total cost of approximately $200 million. At Donaldsonville, CCS is expected to commence in 2025 and annually will sequester up to approximately 2 million metric tons of CO2 that would otherwise have been emitted to the atmosphere. Construction of the dehydration and compression unit at our Yazoo City complex is expected to cost approximately $100 million over the life of the project. At Yazoo City, CCS is expected to commence in 2028 and annually will sequester up to approximately 500,000 metric tons of CO2 that would otherwise have been emitted to the atmosphere.
Blue Point joint venture
On April 8, 2025, we announced that we formed a joint venture, Blue Point Number One, LLC, with JERA Co., Inc. (JERA), Japan’s largest energy company, and Mitsui & Co., Ltd. (Mitsui), a leading global investment and trading company, for the construction, production and offtake of low-carbon ammonia. Upon formation, we held 40% ownership, JERA held 35% ownership, and Mitsui held 25% ownership in the joint venture. Under the terms of the joint venture’s limited liability company agreement, JERA has a conditional option to reduce its ownership percentage that expires on December 31, 2025. If the specified condition is met, JERA can reduce its ownership below 35% but not lower than 20%. We would have the right and obligation to increase our ownership by the same amount that JERA reduces its ownership.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an autothermal reforming (ATR) ammonia production facility with a CO2 dehydration and compression unit to prepare captured

CF INDUSTRIES HOLDINGS, INC.
CO2 for transportation and sequestration. Pre-construction activities and engineering evaluations at our Blue Point complex will begin in 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029. We will be responsible for the development, operation and maintenance of the ammonia production facility under contracts with the Blue Point joint venture. The three companies will offtake product according to their ownership percentages.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $4 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic joint venture capital calls, the joint venture members will divide the cost of the facility’s engineering, procurement and construction according to their ownership percentages.
In addition, we will invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. We will operate these facilities, and the Blue Point joint venture will compensate us for these services.
The low-carbon ammonia production facility is designed with an annual nameplate capacity of approximately 1.4 million metric tons and is expected to capture greater than 95% of the CO2 generated from its production of ammonia. The facility is expected to capture, compress and dehydrate approximately 2.3 million metric tons of CO2 annually. A subsidiary of Occidental Petroleum Corporation would then transport the CO2 and permanently sequester it in a Class VI well at its Pelican Sequestration Hub in Louisiana, for which a final investment decision has been made and the development process has begun. The ammonia production facility is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 permanently sequestered.
We determined that Blue Point Number One, LLC is a variable interest entity (VIE) in which we hold a variable interest, and we are the primary beneficiary of the VIE. As a result, we will consolidate this entity in our consolidated financial statements, with the combined 60% equity interest owned by JERA and Mitsui recorded as noncontrolling interest. See “Liquidity and Capital Resources—Blue Point Joint Venture,” below, and Note 15—Subsequent Events, for additional information on the Blue Point joint venture.
Low-carbon ammonia demand
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
Market Conditions and Current Developments
Government Policies
On March 4, 2025, U.S. tariffs on Canadian imports went into effect and were applicable to the portion of our products manufactured in Canada that are either shipped to customers with U.S. destinations or shipped to one of our U.S. terminals. However, on March 6, 2025, an executive order was issued that excluded from these tariffs any products that enter the United States duty-free as a good of Canada pursuant to the United States-Mexico-Canada Agreement (USMCA). As a result, the U.S. tariffs on Canadian imports are currently not applicable to our Canadian production and the cost of the tariffs for the three-day period from March 4, 2025 to March 6, 2025 were not significant to our consolidated results.
On March 12, 2025, the Trump administration reimposed section 232 tariffs on U.S. imports of steel and aluminum products from countries that had negotiated exemptions from those U.S. tariffs (originally imposed in 2018) and applied tariffs to U.S. imports of specified steel and aluminum derivative products from all countries.
On April 2, 2025, additional U.S. tariffs were announced by the Trump administration, consisting of (1) a ten percent tariff on nearly all imports into the United States with certain country (including Canada, Mexico, and Russia) and product exceptions and (2) higher tariffs on more than 50 countries. In accordance with this order, the ten percent tariffs were imposed on April 5, 2025. The higher tariffs on more than 50 countries were imposed on April 9, 2025, and were subsequently paused on April 10, 2025, for 90 days, with the exception of U.S. imports from China for which tariffs have been increased to higher levels. Negotiations between the United States and several countries are expected that may change the magnitude, the timing or other aspects of these and other tariffs.

CF INDUSTRIES HOLDINGS, INC.
Any of these tariffs or other tariffs and changes to U.S. trading policies may be reinstituted, paused, removed or changed at any time and may be so done unpredictably and without notice. Retaliatory tariffs or other imposition of taxes and duties on U.S. exports to trading partners may also be significant and unpredictable.
Any imposed tariffs or the prospect of any retaliatory tariffs on U.S. exports, changes in U.S. trade policy or changes in other countries’ trade policies with the United States has and may continue to lead to uncertainty in the global marketplace, impact the supply and demand balance in many regions, and increase the cost of capital equipment and other supplies, which could adversely affect our business, financial condition, results of operations and cash flows.
Nitrogen Sales Volume
Sales volume was 5.0 million tons in the first quarter of 2025 compared to 4.5 million in the first quarter of 2024. Higher sales volume resulted in an increase in net sales of approximately $176 million. The increase in sales volume was due primarily to higher supply availability as a result of increased production in the first quarter of 2025 compared to the first quarter of 2024, which was adversely impacted by production outages from a winter storm in January 2024.
Nitrogen Selling Prices
Our nitrogen products are globally traded commodities with selling prices that fluctuate in response to global market conditions, changes in supply and demand, and other cost factors including domestic and local conditions. Intense global competition—reflected in import volumes and prices—strongly influences delivered prices for nitrogen fertilizers. In general, the prevailing global prices for nitrogen products must be at a level to incent the high-cost marginal producer to produce products at a breakeven price or above, or else they would cease production and leave a portion of global demand unsatisfied.
In the first quarter of 2025, the average selling price for our products was $332 per ton, or 2% higher, compared to $325 per ton in the first quarter of 2024. This resulted in an increase in net sales of approximately $17 million for the first quarter of 2025 compared to the first quarter of 2024. Average selling prices for most of our major products were higher in the first quarter of 2025 than in the first quarter of 2024 as higher global energy costs due in part to gas curtailments in Iran and Trinidad and higher gas costs in Europe, raised the global market clearing price required to meet global demand, including continued strong demand in India and the Northern Hemisphere.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 37% and 28% of our production costs in the first three months of 2025 and the year ended December 31, 2024, respectively. Most of our manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which has historically been volatile, directly impacts a substantial portion of our operating expenses.
In the first quarter of 2025, colder-than-normal temperatures increased the demand for heating across North America, driving natural gas prices higher compared to the first quarter of 2024. Additional demand arose from liquefaction facilities in the United States running near maximum levels through the first quarter of 2025, driven by elevated global price spreads. In addition, the newly commissioned Plaquemines liquefaction facility in Louisiana increased production, adding approximately 12% to total U.S. liquefied natural gas export volumes. Due to the low natural gas price environment throughout 2024, natural gas producers were reluctant to increase supply to match the elevated demand, resulting in higher natural gas prices through the quarter.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and our cost of natural gas used for production, which includes the impact of realized natural gas derivatives:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
Average daily market price of natural gas at the Henry Hub (per MMBtu)	$4.28	$2.43	$1.85	76%
Cost of natural gas used for production in cost of sales(1) (per MMBtu)	3.68	3.19	0.49	15%
___________________________________________________________________________
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
In the first quarter of 2025, our cost of natural gas used for production increased 15% compared to the first quarter of 2024, which resulted in a decrease in gross margin of $40 million.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
We reported net earnings attributable to common stockholders of $312 million for the three months ended March 31, 2025 compared to $194 million for the three months ended March 31, 2024, an increase in net earnings of $118 million, or 61%. The increase in net earnings for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects an increase in gross margin of $163 million, partially offset by a higher income tax provision as a result of an increase in earnings and the pre-tax loss of $23 million on the sale of our previously decommissioned Ince facility.
Gross margin increased by $163 million, or 40%, to $572 million for the three months ended March 31, 2025 compared to $409 million for the three months ended March 31, 2024. The increase in gross margin was due primarily to an 11% increase in sales volume, which increased gross margin by $96 million, and a 2% increase in average selling prices to $332 per ton in the first quarter of 2025 from $325 per ton in the first quarter of 2024, which increased gross margin by $17 million. In addition, the increase in gross margin also reflects lower costs associated with maintenance activity in the first three months of 2025 compared to the first three months of 2024, due in part to a winter storm in January 2024 that produced extremely cold temperatures that resulted in the shutdown of certain operations and increased maintenance costs. These factors that increased gross margin were partially offset by higher natural gas costs, including the impact of realized derivatives, which decreased gross margin by $40 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives in the three months ended March 31, 2025 compared to a $33 million gain in the three months ended March 31, 2024.
Diluted net earnings per share attributable to common stockholders increased $0.82 per share, or 80%, to $1.85 per share in the first quarter of 2025 compared to $1.03 per share in the first quarter of 2024, due primarily to higher net earnings and lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase program. Diluted weighted-average common shares outstanding were 168.8 million shares for the three months ended March 31, 2025, a decrease of 10% compared to diluted weighted-average common shares outstanding of 188.1 million shares for the three months ended March 31, 2024.

Items Affecting Comparability of Results
For the three months ended March 31, 2025 and 2024, we reported net earnings attributable to common stockholders of $312 million and $194 million, respectively. In addition to the impact of market conditions discussed above, certain items affected the comparability of our financial results for the three months ended March 31, 2025 and 2024. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended March 31,
	2025		2024
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$2	$1	$(33)	$(26)
Loss on foreign currency transactions(2)	2	1	1	1
Loss on sale of Ince facility(3)	23	21	—	—
Integration costs	—	—	3	2
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)Included in U.K. operations restructuring in our consolidated statement of operations.
Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2025 and 2024, we recognized an unrealized net mark-to-market loss (gain) on natural gas derivatives of $2 million and $(33) million, respectively.

CF INDUSTRIES HOLDINGS, INC.
Loss on foreign currency transactions
In the three months ended March 31, 2025 and 2024, we recognized a loss on foreign currency transactions of $2 million and $1 million, respectively. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions.
Loss on sale of Ince facility
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021. In the third quarter of 2022, the final restructuring plan was approved, and the facility was subsequently decommissioned. In the first quarter of 2025, we sold our Ince facility and recognized a loss of $23 million, which is reflected in U.K. operations restructuring in our consolidated statement of operations. See Note 6—Property, Plant and Equipment—Net for additional information on the sale of our Ince facility.
Integration costs
In the three months ended March 31, 2024, we incurred integration costs of $3 million related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,663	$1,470	$193	13%
Cost of sales	1,091	1,061	30	3%
Gross margin	572	409	163	40%
Gross margin percentage	34.4%	27.8%	6.6%
Selling, general and administrative expenses	84	88	(4)	(5)%
U.K. operations restructuring	23	—	23	N/M
Integration costs	—	3	(3)	(100)%
Other operating—net	14	17	(3)	(18)%
Total other operating costs and expenses	121	108	13	12%
Equity in earnings of operating affiliate	4	2	2	100%
Operating earnings	455	303	152	50%
Interest expense	37	37	—	—%
Interest income	(17)	(30)	13	43%
Other non-operating—net	(2)	(4)	2	50%
Earnings before income taxes	437	300	137	46%
Income tax provision	86	62	24	39%
Net earnings	351	238	113	47%
Less: Net earnings attributable to noncontrolling interest	39	44	(5)	(11)%
Net earnings attributable to common stockholders	$312	$194	$118	61%
Diluted net earnings per share attributable to common stockholders	$1.85	$1.03	$0.82	80%
Diluted weighted-average common shares outstanding	168.8	188.1	(19.3)	(10)%
Dividends declared per common share	$0.50	$0.50	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.69	$2.73	$0.96	35%
Realized derivatives (gain) loss in cost of sales(2)	(0.01)	0.46	(0.47)	N/M
Cost of natural gas used for production in cost of sales	$3.68	$3.19	$0.49	15%
Average daily market price of natural gas at the Henry Hub	$4.28	$2.43	$1.85	76%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$(33)	$35	N/M
Depreciation and amortization	$221	$253	$(32)	(13)%
Capital expenditures	$132	$98	$34	35%
Sales volume by product tons (000s)	5,004	4,524	480	11%
Production volume by product tons (000s):
Ammonia(3)	2,617	2,148	469	22%
Granular urea	1,110	959	151	16%
UAN (32%)(4)	1,856	1,631	225	14%
AN	322	341	(19)	(6)%
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

First Quarter of 2025 Compared to First Quarter of 2024
Net Sales
Our total net sales increased $193 million, or 13%, to $1.66 billion in the first three months of 2025 compared to $1.47 billion in the first three months of 2024, due to higher sales volume and higher average selling prices.
Our total sales volume was 5.0 million product tons in the first three months of 2025 compared to 4.5 million product tons in the first three months of 2024, as higher sales volume in our UAN, Ammonia, Granular Urea and Other segments was partially offset by lower sales volume in our AN segment. The impact of higher sales volume was an increase in net sales of approximately $176 million.
Our average selling price was $332 per ton in the first three months of 2025 compared to $325 per ton in the first three months of 2024, due to higher average selling prices across most of our segments as higher global energy costs raised the global market clearing price required to meet global demand. See “Market Conditions and Current Developments—Nitrogen Selling Prices,” above, for additional information about the factors impacting global energy costs. The impact of higher average selling prices was an increase in net sales of approximately $17 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cost of Sales
Our total cost of sales increased $30 million, or 3%, to $1.09 billion in the first three months of 2025 from $1.06 billion in the first three months of 2024. The increase in our cost of sales primarily reflects an increase in sales volume, which increased cost of sales by $80 million, and higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $40 million. These factors that increased cost of sales in the first three months of 2025 were partially offset by lower costs associated with maintenance activity in the first three months of 2025 compared to the first three months of 2024, due in part to a winter storm in January 2024 that produced extremely cold temperatures that impacted our operations. As a result of the adverse weather in the first three months of 2024, we incurred additional maintenance costs and lost production.
Cost of sales also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives in the first three months of 2025 compared to a $33 million gain in the first three months of 2024.
Cost of sales averaged $218 per ton in the first three months of 2025, a 7% decrease compared to $235 per ton in the first three months of 2024. Our cost of natural gas, including the impact of realized derivatives, increased 15% to $3.68 per MMBtu in the first three months of 2025 from $3.19 per MMBtu in the first three months of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4 million to $84 million in the first three months of 2025 compared to $88 million in the first three months of 2024. The decrease was due primarily to lower costs related to certain employee benefit programs, partially offset by higher costs related to certain corporate initiatives.
U.K. Operations Restructuring
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021. In the third quarter of 2022, the final restructuring plan was approved, and the facility was subsequently decommissioned. In the first quarter of 2025, we sold our Ince facility and recognized a loss of $23 million. See Note 6—Property, Plant and Equipment—Net for additional information on the sale of our Ince facility.
Integration Costs
In the three months ended March 31, 2024, we incurred integration costs of $3 million related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana.

CF INDUSTRIES HOLDINGS, INC.
Other Operating—Net
Other operating—net was $14 million of expense in the first three months of 2025 compared to $17 million of expense in the first three months of 2024. The lower expense was due primarily to higher losses on disposals of property, plant and equipment in the first three months of 2024. In both the first three months of 2025 and 2024, the expense recognized consists primarily of costs related to front-end engineering and design studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $4 million in the first three months of 2025 compared to $2 million in the first three months of 2024. Higher equity in earnings of operating affiliate in the first three months of 2025 compared to the first three months of 2024 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices, partially offset by higher natural gas costs.
Interest Expense
Interest expense was $37 million in both the first three months of 2025 and the first three months of 2024.
Interest Income
Interest income was $17 million in the first three months of 2025 compared to $30 million in the first three months of 2024. The decrease of $13 million was due primarily to lower interest income due to a decrease in short-term investments.
Income Tax Provision
For the three months ended March 31, 2025, we recorded an income tax provision of $86 million on pre-tax income of $437 million, or an effective tax rate of 19.8%, compared to an income tax provision of $62 million on pre-tax income of $300 million, or an effective tax rate of 20.7%, for the three months ended March 31, 2024.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interest in CFN, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Our effective tax rate for the three months ended March 31, 2025 of 19.8%, which is based on pre-tax income of $437 million, including $39 million of earnings attributable to the noncontrolling interest, would be 1.9 percentage points higher, or 21.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $39 million. Our effective tax rate for the three months ended March 31, 2024 of 20.7%, which is based on pre-tax income of $300 million, including $44 million of earnings attributable to the noncontrolling interest, would be 3.6 percentage points higher, or 24.3%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $44 million.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $5 million to $39 million in the first three months of 2025 compared to $44 million in the first three months of 2024 due to lower earnings of CFN driven by higher natural gas costs, partially offset by higher average selling prices.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.82, or 80%, to $1.85 per share in the first three months of 2025 from $1.03 per share in the first three months of 2024. This increase was due primarily to an increase in gross margin, driven by higher sales volume and average selling prices, partially offset by higher costs for natural gas. The increase in gross margin also reflects lower maintenance activity as described under Cost of Sales, above. Higher gross margin was partially offset by an increase in the income tax provision resulting from higher profitability and the loss on the sale of our previously decommissioned Ince facility. Additionally, diluted weighted-average common shares outstanding declined 10% from 188.1 million shares for the three months ended March 31, 2024 to 168.8 million shares for the three months ended March 31, 2025, due primarily to repurchases of common shares under our share repurchase program.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended March 31, 2025
Net sales	$520	$439	$470	$101	$133	$1,663
Cost of sales	334	266	328	85	78	1,091
Gross margin	$186	$173	$142	$16	$55	$572
Gross margin percentage	35.8%	39.4%	30.2%	15.8%	41.4%	34.4%
Three months ended March 31, 2024
Net sales	$402	$407	$425	$114	$122	$1,470
Cost of sales	337	253	282	105	84	1,061
Gross margin	$65	$154	$143	$9	$38	$409
Gross margin percentage	16.2%	37.8%	33.6%	7.9%	31.1%	27.8%
_______________________________________________________________________________
(1)The cost of ammonia and other products that are upgraded in the production of Granular Urea, UAN, AN and Other products is transferred at cost into the results of those products.

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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$520	$402	$118	29%
Cost of sales	334	337	(3)	(1)%
Gross margin	$186	$65	$121	186%
Gross margin percentage	35.8%	16.2%	19.6%
Sales volume by product tons (000s)	1,146	918	228	25%
Sales volume by nutrient tons (000s)(1)	940	753	187	25%
Average selling price per product ton	$454	$438	$16	4%
Average selling price per nutrient ton(1)	$553	$534	$19	4%
Gross margin per product ton	$162	$71	$91	128%
Gross margin per nutrient ton(1)	$198	$86	$112	130%
Depreciation and amortization	$48	$72	$(24)	(33)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(12)	$13	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2025 Compared to First Quarter of 2024
Net Sales.    Net sales in our Ammonia segment increased by $118 million, or 29%, to $520 million in the three months ended March 31, 2025 from $402 million in the three months ended March 31, 2024. The increase in our net sales reflects a 25% increase in sales volume and a 4% increase in average selling prices. Average selling prices increased to $454 per ton in the three months ended March 31, 2025 compared to $438 per ton in the three months ended March 31, 2024 as higher global energy costs, due in part to gas curtailments in Iran and Trinidad and higher gas costs in Europe, raised the global market clearing price required to meet global demand.
Ammonia sales volume in the three months ended March 31, 2025 was 1.1 million tons, an increase of 25% compared to 0.9 million tons in the three months ended March 31, 2024. The increase in sales volume was due primarily to higher supply availability as a result of increased production in the first quarter of 2025 compared to the first quarter of 2024, which was adversely impacted by production outages from a winter storm in January 2024.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $292 per ton in the three months ended March 31, 2025, a 20% decrease from $367 per ton in the three months ended March 31, 2024. The decrease was due primarily to lower costs associated with maintenance activity in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which included higher costs for maintenance, repairs and certain unabsorbed fixed costs as a result of plant downtime, including the impact of the adverse weather in January 2024 as discussed above.
Gross Margin.    Gross margin in our Ammonia segment increased by $121 million, or 186%, to $186 million in the three months ended March 31, 2025 from $65 million in the three months ended March 31, 2024, and our gross margin percentage was 35.8% in the three months ended March 31, 2025 compared to 16.2% in the three months ended March 31, 2024. The increase in gross margin was due primarily to a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $66 million, a 25% increase in sales volume, which increased gross margin by $59 million, and a 4% increase in average selling prices, which increased gross margin by $12 million. These factors that increased gross margin were partially offset by the impact of an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $3 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural

CF INDUSTRIES HOLDINGS, INC.
gas derivatives in the three months ended March 31, 2025 compared to a $12 million gain in the three months ended March 31, 2024.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$439	$407	$32	8%
Cost of sales	266	253	13	5%
Gross margin	$173	$154	$19	12%
Gross margin percentage	39.4%	37.8%	1.6%
Sales volume by product tons (000s)	1,125	1,092	33	3%
Sales volume by nutrient tons (000s)(1)	517	502	15	3%
Average selling price per product ton	$390	$373	$17	5%
Average selling price per nutrient ton(1)	$849	$811	$38	5%
Gross margin per product ton	$154	$141	$13	9%
Gross margin per nutrient ton(1)	$335	$307	$28	9%
Depreciation and amortization	$71	$69	$2	3%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(9)	$9	100%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2025 Compared to First Quarter of 2024
Net Sales.    Net sales in our Granular Urea segment increased $32 million, or 8%, to $439 million in the three months ended March 31, 2025 from $407 million in the three months ended March 31, 2024 due primarily to a 5% increase in average selling prices and a 3% increase in sales volume. Average selling prices increased to $390 per ton in the three months ended March 31, 2025 compared to $373 per ton in the three months ended March 31, 2024 as higher global energy costs, due in part to gas shortages in Iran, raised the global market clearing price required to meet global demand, including continued strong demand in India and the Northern Hemisphere.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $236 per ton in the three months ended March 31, 2025, a 2% increase from $232 per ton in the three months ended March 31, 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, in the three months ended March 31, 2025, partially offset by lower costs associated with maintenance activity.
Gross Margin.    Gross margin in our Granular Urea segment increased by $19 million, or 12%, to $173 million in the three months ended March 31, 2025 from $154 million in the three months ended March 31, 2024, and our gross margin percentage was 39.4% in the three months ended March 31, 2025 compared to 37.8% in the three months ended March 31, 2024. The increase in gross margin was due primarily to a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $20 million, a 5% increase in average selling prices, which increased gross margin by $19 million, and a 3% increase in sales volume, which increased gross margin by $5 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $16 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the three months ended March 31, 2024.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$470	$425	$45	11%
Cost of sales	328	282	46	16%
Gross margin	$142	$143	$(1)	(1)%
Gross margin percentage	30.2%	33.6%	(3.4)%
Sales volume by product tons (000s)	1,875	1,611	264	16%
Sales volume by nutrient tons (000s)(1)	593	509	84	17%
Average selling price per product ton	$251	$264	$(13)	(5)%
Average selling price per nutrient ton(1)	$793	$835	$(42)	(5)%
Gross margin per product ton	$76	$89	$(13)	(15)%
Gross margin per nutrient ton(1)	$239	$281	$(42)	(15)%
Depreciation and amortization	$73	$69	$4	6%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(10)	$11	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2025 Compared to First Quarter of 2024
Net Sales.    Net sales in our UAN segment increased $45 million, or 11%, to $470 million in the three months ended March 31, 2025 from $425 million in the three months ended March 31, 2024 due primarily to a 16% increase in sales volume, partially offset by a 5% decrease in average selling prices. Sales volume was higher due primarily to increased supply availability as a result of higher production in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Average selling prices decreased to $251 per ton in the three months ended March 31, 2025 compared to $264 per ton in the three months ended March 31, 2024 due primarily to shipments in the first quarter of 2025 fulfilling sales commitments made in the fourth quarter of 2024, which was a lower selling price environment.
Cost of Sales.    Cost of sales in our UAN segment averaged $175 per ton in both the three months ended March 31, 2025 and 2024 due primarily to lower costs associated with maintenance activity, partially offset by higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment decreased by $1 million, or 1%, to $142 million in the three months ended March 31, 2025 from $143 million in the three months ended March 31, 2024, and our gross margin percentage was 30.2% in the three months ended March 31, 2025 compared to 33.6% in the three months ended March 31, 2024. The decrease in gross margin was due primarily to a 5% decrease in average selling prices, which decreased gross margin by $23 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $16 million. These factors that decreased gross margin were offset by a 16% increase in sales volume, which increased gross margin by $31 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $18 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the three months ended March 31, 2025 compared to a $10 million gain in the three months ended March 31, 2024.

CF INDUSTRIES HOLDINGS, INC.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$101	$114	$(13)	(11)%
Cost of sales	85	105	(20)	(19)%
Gross margin	$16	$9	$7	78%
Gross margin percentage	15.8%	7.9%	7.9%
Sales volume by product tons (000s)	328	390	(62)	(16)%
Sales volume by nutrient tons (000s)(1)	113	134	(21)	(16)%
Average selling price per product ton	$308	$292	$16	5%
Average selling price per nutrient ton(1)	$894	$851	$43	5%
Gross margin per product ton	$49	$23	$26	113%
Gross margin per nutrient ton(1)	$142	$67	$75	112%
Depreciation and amortization	$8	$13	$(5)	(38)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2025 Compared to First Quarter of 2024
Net Sales.    Net sales in our AN segment decreased $13 million, or 11%, to $101 million in the three months ended March 31, 2025 from $114 million in the three months ended March 31, 2024 due to a 16% decrease in sales volume partially offset by a 5% increase in average selling prices. Sales volume was lower due primarily to lower supply availability as a result of lower production in the three months ended March 31, 2025 and lower beginning inventory entering 2025. Average selling prices increased to $308 per ton in the three months ended March 31, 2025 compared to $292 per ton in the three months ended March 31, 2024 as higher global energy costs raised the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our AN segment averaged $259 per ton in the three months ended March 31, 2025, a 4% decrease from $269 per ton in the three months ended March 31, 2024. The decrease was due primarily to lower costs for maintenance activity in North America, and, for our United Kingdom operations, a lower cost per ton for purchased ammonia used for upgrading into AN.
Gross Margin.    Gross margin in our AN segment increased $7 million, or 78%, to $16 million in the three months ended March 31, 2025 from $9 million in the three months ended March 31, 2024, and our gross margin percentage was 15.8% in the three months ended March 31, 2025 compared to 7.9% in the three months ended March 31, 2024. The increase in gross margin was due primarily to a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $10 million, and a 5% increase in average selling prices, which increased gross margin by $3 million. These factors that increased gross margin were partially offset by a 16% decrease in sales volume, which decreased gross margin by $3 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $2 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the three months ended March 31, 2024.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$133	$122	$11	9%
Cost of sales	78	84	(6)	(7)%
Gross margin	$55	$38	$17	45%
Gross margin percentage	41.4%	31.1%	10.3%
Sales volume by product tons (000s)	530	513	17	3%
Sales volume by nutrient tons (000s)(1)	106	99	7	7%
Average selling price per product ton	$251	$238	$13	5%
Average selling price per nutrient ton(1)	$1,255	$1,232	$23	2%
Gross margin per product ton	$104	$74	$30	41%
Gross margin per nutrient ton(1)	$519	$384	$135	35%
Depreciation and amortization	$13	$20	$(7)	(35)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2025 Compared to First Quarter of 2024
Net Sales.    Net sales in our Other segment increased by $11 million, or 9%, to $133 million in the three months ended March 31, 2025 from $122 million in the three months ended March 31, 2024 due to a 5% increase in average selling prices and a 3% increase in sales volume. Average selling prices increased by 5% as higher global energy costs raised the global market clearing price required to meet global demand. The increase in sales volume was due primarily to higher DEF and urea liquor sales volume, partially offset by lower nitric acid sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $147 per ton in the three months ended March 31, 2025, a 10% decrease from $164 per ton in the three months ended March 31, 2024, due primarily to lower costs for maintenance activity, partially offset by the impact of higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Other segment increased by $17 million, or 45%, to $55 million in the three months ended March 31, 2025 from $38 million in the three months ended March 31, 2024, and our gross margin percentage was 41.4% in the three months ended March 31, 2025 compared to 31.1% in the three months ended March 31, 2024. The increase in gross margin was due primarily to a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $11 million, a 5% increase in average selling prices, which increased gross margin by $6 million, and a 3% increase in sales volume, which increased gross margin by $4 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $3 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the three months ended March 31, 2024.

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
As of March 31, 2025, our cash and cash equivalents balance was $1.41 billion, a decrease of $208 million from $1.61 billion at December 31, 2024. At March 31, 2025, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
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
Blue Point Joint Venture
On April 8, 2025, we announced that we formed a joint venture, Blue Point Number One, LLC, with JERA and Mitsui for the construction, production and offtake of low-carbon ammonia. Upon formation, we held 40% ownership, JERA held 35% ownership, and Mitsui held 25% ownership in the joint venture. Under the terms of the joint venture’s limited liability company agreement, JERA has a conditional option to reduce its ownership percentage that expires on December 31, 2025. If the specified condition is met, JERA can reduce its ownership below 35% but not lower than 20%. We would have the right and obligation to increase our ownership by the same amount that JERA reduces its ownership.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an ATR ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Pre-construction activities and engineering evaluations at our Blue Point complex will begin in 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $4 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic joint venture capital calls, the joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their ownership percentages. As a result of the consolidation of the Blue Point joint venture in our financial statements, including our consolidated balance sheets, our cash and cash equivalents balance at each financial statement date will reflect the total cash and cash equivalents held by the joint venture.
In addition, we will invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. This infrastructure will be constructed with a similar timeline as the ammonia production facility noted above.
See “Overview of CF Holdings—Our Strategy,” above, and Note 15—Subsequent Events, for additional information on the Blue Point joint venture.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $132 million in the first three months of 2025 compared to $98 million in the first three months of 2024.

CF INDUSTRIES HOLDINGS, INC.
The Blue Point joint venture will be consolidated in our financial statements, including our statements of cash flows. We currently anticipate that our consolidated capital expenditures for the full year 2025 to be in the range of $800 million to $900 million, consisting of approximately $500 million for our existing operations and approximately $300 million to $400 million representing the joint venture’s planned capital expenditures related to construction of the low-carbon ATR ammonia production facility at our Blue Point complex. Also, we anticipate our 2025 capital spending related to the construction of the Blue Point complex scalable infrastructure will be approximately $25 million.
Of the joint venture’s $300 million to $400 million of planned 2025 capital expenditures, approximately $120 million to $160 million would be funded by us, representing our 40% equity interest in the joint venture, and approximately $180 million to $240 million would be funded by our partners in the joint venture, representing their combined 60% equity interest in the joint venture.
Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, engineering and construction change orders, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, impact of tariffs, retaliatory measures or other changes in trade policy, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. Any of these changes in planned capital expenditures, individually or in the aggregate, could have a material impact on our results of operations and cash flows. See “—Forward-Looking Statements” for additional risks related to our planned capital expenditures.
Share Repurchase Programs
Our Board of Directors (the Board) has authorized certain programs to repurchase shares of our common stock. These programs have generally permitted repurchases to be made from time to time in the open market, through privately-negotiated transactions, through block transactions, through accelerated share repurchase programs or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock (the 2022 Share Repurchase Program), which commenced in the second quarter of 2023 upon completion of our previous share repurchase program and is effective through December 31, 2025. The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	1,513
Shares repurchased in 2025:
First quarter	5.4	434
Shares repurchased as of March 31, 2025	29.8	$2,372
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the three months ended March 31, 2025, we repurchased approximately 5.4 million shares under the 2022 Share Repurchase Program for $434 million. As of March 31, 2025, we held approximately 5.6 million shares of treasury stock. In the three months ended March 31, 2024, we repurchased approximately 4.3 million shares under the 2022 Share Repurchase Program for $347 million, of which $14 million was accrued and unpaid as of March 31, 2024.
On May 6, 2025, the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon the completion of the 2022 Share Repurchase Program and effective through December 31, 2029.

CF INDUSTRIES HOLDINGS, INC.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006 through 2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. In the fourth quarter of 2024, we received interest relief from the CRA consisting of interest refunds of $21 million and related interest of $2 million. In addition, interest relief from the Alberta TRA is estimated to be approximately $16 million, consisting of interest refunds of $15 million and related interest of $1 million, based on current estimates and foreign currency exchange rates as of March 31, 2025. We expect to receive the interest refunds from the Alberta TRA in the second quarter of 2025.
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
As of March 31, 2025, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2024, or during the three months ended March 31, 2025 or 2024.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of March 31, 2025, approximately $324 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2025 and December 31, 2024 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2025		December 31, 2024
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$742	$750	$742
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	747	750	746
Total long-term debt		$3,000	$2,972	$3,000	$2,971
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $6 million as of both March 31, 2025 and December 31, 2024, and total deferred debt issuance costs were $22 million and $23 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.

CF INDUSTRIES HOLDINGS, INC.
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Under the indenture governing the 4.500% senior secured notes due 2026 (the 2026 Notes) identified in the table above, the 2026 Notes are guaranteed by CF Holdings.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of March 31, 2025 and December 31, 2024, we had $241 million and $118 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of March 31, 2025, our open natural gas derivative contracts consisted of natural gas basis swaps for 5.8 million MMBtus of natural gas. As of December 31, 2024, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 16.0 million MMBtus of natural gas.
Defined Benefit Pension Plans
We did not contribute any amounts to our pension plans in the three months ended March 31, 2025. Over the remainder of 2025, we expect to contribute approximately $6 million to our pension plans. In 2026 and 2027, we expect to contribute approximately $14 million and $4 million, respectively, to our U.K. pension plans, as currently agreed with the plans’ trustees.
Distributions to Noncontrolling Interest in CFN
On January 31, 2025, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2024 in accordance with CFN’s limited liability company agreement, and on January 31, 2025, CFN distributed $129 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2025 is approximately $71 million.

CF INDUSTRIES HOLDINGS, INC.
Cash Flows
Net cash provided by operating activities during the first three months of 2025 was $586 million, an increase of $141 million, compared to $445 million in the first three months of 2024. The increase in cash flow from operations was due primarily to higher net earnings and changes in net working capital. Net earnings for the first three months of 2025 was $351 million compared to $238 million for the first three months of 2024, an increase of $113 million. The increase in net earnings was due primarily to an increase in gross margin, driven by higher sales volume and increased average selling prices, partially offset by higher natural gas costs. During the first three months of 2025, net changes in working capital contributed $25 million more toward net cash from operations than in the first three months of 2024. These changes primarily occurred in customer advances, partially offset by accounts receivable.
Net cash used in investing activities was $126 million in the first three months of 2025 compared to $100 million in the first three months of 2024. Capital expenditures totaled $132 million during the first three months of 2025 compared to $98 million in the first three months of 2024.
Net cash used in financing activities was $671 million in the first three months of 2025 compared to $602 million in the first three months of 2024. The increase was due primarily to an increase in share repurchases, partially offset by a decrease in distributions to noncontrolling interest and dividends paid. In the first three months of 2025, we paid $444 million for share repurchases compared to $339 million paid for share repurchases in the first three months of 2024. In the first three months of 2025, distributions to the noncontrolling interest were $129 million compared to $144 million in the first three months of 2024. In the first three months of 2025, dividends paid on common stock was $86 million compared to $97 million in the first three months of 2024.
Critical Accounting Estimates
During the first three months of 2025, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025. Such factors include, among others:
•our ability to complete the projects at our Blue Point complex, including the construction of a low-carbon ammonia production facility with our joint venture partners and scalable infrastructure on schedule and on budget or at all;
•our ability to fund the capital expenditure needs related to the joint venture at our Blue Point complex, which may exceed our current estimates;
•the cyclical nature of our business and the impact of global supply and demand on our selling prices and operating results;

CF INDUSTRIES HOLDINGS, INC.
•the global commodity nature of our nitrogen products, the conditions in the global market for nitrogen products, and the intense global competition from other producers;
•announced or future tariffs, retaliatory measures, and global trade relations, including the potential impact of tariffs and retaliatory measures on the price and availability of materials for our capital projects and maintenance;
•conditions in the United States, Europe and other agricultural areas, including the influence of governmental policies and technological developments on the demand for our fertilizer products;
•the volatility of natural gas prices in North America and globally;
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
•risks associated with changes in tax laws and adverse determinations by taxing authorities, including any potential changes in tax regulations and our qualification for tax credits;
•risks involving derivatives and the effectiveness of our risk management and hedging activities;
•potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;
•regulatory restrictions and requirements related to greenhouse gas emissions, including announced or future changes in environmental or climate change laws;
•the development and growth of the market for low-carbon ammonia and the risks and uncertainties relating to the development and implementation of our low-carbon ammonia projects;
•risks associated with investments in and expansions of our business, including unanticipated adverse consequences and the significant resources that could be required; and
•failure of technologies to perform, develop or be available as expected, including the low-carbon ATR ammonia production facility with carbon capture and sequestration technologies being constructed at our Blue Point complex.

CF INDUSTRIES HOLDINGS, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for information on our market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates, and our utilization of natural gas derivatives and an analysis of the sensitivity of these derivatives. As of March 31, 2025, we had natural gas derivative contracts for 5.8 million MMBtus covering certain periods through March 2026.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
While there was no impact on the Company’s internal control over financial reporting during the quarter ended March 31, 2025, the Company began implementing a new procurement and plant asset management system in the second quarter of 2025. Related changes in its internal control over financial reporting are expected due to the implementation.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended March 31, 2025.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
January 1, 2025 - January 31, 2025	539,031	(3)	$88.32	467,272	$1,020,541
February 1, 2025 - February 28, 2025	2,224,619	(4)	80.41	2,145,264	848,085
March 1, 2025 - March 31, 2025	2,847,758	(5)	77.26	2,847,434	628,086
Total	5,611,408		$79.57	5,459,970
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2022 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers and excise taxes.
(2)On November 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $3 billion of CF Holdings common stock, which is effective through December 31, 2025 (the 2022 Share Repurchase Program). This share repurchase program is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs in Part I of this Quarterly Report on Form 10-Q and in Note 13—Stockholders’ Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(3)Includes 71,759 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Includes 79,355 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units.
(5)Includes 324 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.

CF INDUSTRIES HOLDINGS, INC.
ITEM 5.    OTHER INFORMATION.
During the quarter ended March 31, 2025, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc., except as follows:
On March 6, 2025, Bert A. Frost, Executive Vice President, Sales, Market Development and Supply Chain, adopted a Rule 10b5-1 trading arrangement for the sale of up to 21,003 shares of Common Stock, subject to certain conditions, between June 13, 2025 and March 10, 2026.
On March 13, 2025, Susan L. Menzel, Executive Vice President and Chief Administrative Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 10,000 shares of Common Stock, subject to certain conditions, between June 20, 2025 and March 10, 2026.
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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (embed within the Inline XBRL document and included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 8, 2025	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2025	By:	/s/ GREGORY D. CAMERON
Gregory D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial Officer)