Form 10-Q
period 2025-06-30
CF Industries Holdings, Inc.
filed 2025-08-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
161,972,955 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 4, 2025.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net sales	$1,890	$1,572	$3,553	$3,042
Cost of sales	1,135	893	2,226	1,954
Gross margin	755	679	1,327	1,088
Selling, general and administrative expenses	101	76	185	164
U.K. operations restructuring	—	—	23	—
Integration costs	—	1	—	4
Other operating—net	8	(39)	22	(22)
Total other operating costs and expenses	109	38	230	146
Equity in earnings (losses) of operating affiliate	2	(3)	6	(1)
Operating earnings	648	638	1,103	941
Interest expense	36	37	73	74
Interest income	(17)	(28)	(34)	(58)
Other non-operating—net	(6)	—	(8)	(4)
Earnings before income taxes	635	629	1,072	929
Income tax provision	143	123	229	185
Net earnings	492	506	843	744
Less: Net earnings attributable to noncontrolling interests	106	86	145	130
Net earnings attributable to common stockholders	$386	$420	$698	$614
Net earnings per share attributable to common stockholders:
Basic	$2.37	$2.30	$4.21	$3.31
Diluted	$2.37	$2.30	$4.20	$3.31
Weighted-average common shares outstanding:
Basic	162.9	182.7	165.8	185.1
Diluted	163.1	182.8	165.9	185.5
Dividends declared per common share	$0.50	$0.50	$1.00	$1.00
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Net earnings	$492	$506	$843	$744
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	74	(6)	85	(22)
Defined benefit plans—net of taxes	(5)	(1)	(7)	(1)
	69	(7)	78	(23)
Comprehensive income	561	499	921	721
Less: Comprehensive income attributable to noncontrolling interests	106	86	145	130
Comprehensive income attributable to common stockholders	$455	$413	$776	$591
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2025	December 31, 2024
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents (amount related to variable interest entity (VIE)—2025: $264)	$1,686	$1,614
Accounts receivable—net	586	404
Inventories	316	314
Prepaid income taxes	51	145
Other current assets	37	43
Total current assets	2,676	2,520
Property, plant and equipment—net (amount related to VIE—2025: $165)	6,743	6,735
Investment in affiliate	35	29
Goodwill	2,493	2,492
Intangible assets—net	488	507
Operating lease right-of-use assets	341	266
Other assets	974	917
Total assets	$13,750	$13,466
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses (amount related to VIE—2025: $78)	$671	$603
Income taxes payable	18	2
Customer advances	32	118
Current operating lease liabilities	98	86
Other current liabilities	11	9
Total current liabilities	830	818
Long-term debt	2,973	2,971
Deferred income taxes	839	871
Operating lease liabilities	255	189
Supply contract liability	709	724
Other liabilities (amount related to VIE—2025: $1)	323	301
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2025—161,966,492 shares issued and 2024—170,237,254 shares issued	2	2
Paid-in capital	1,239	1,284
Retained earnings	3,924	4,009
Treasury stock—at cost, 2025—0 shares and 2024—354,264 shares	—	(30)
Accumulated other comprehensive loss	(202)	(280)
Total stockholders’ equity	4,963	4,985
Noncontrolling interests	2,858	2,607
Total equity	7,821	7,592
Total liabilities and equity	$13,750	$13,466
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2025	$2	$(451)	$1,292	$4,208	$(271)	$4,780	$2,517	$7,297
Net earnings	—	—	—	386	—	386	106	492
Other comprehensive income	—	—	—	—	69	69	—	69
Purchases of treasury stock	—	(204)	—	—	—	(204)	—	(204)
Retirement of treasury stock	—	653	(63)	(590)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	12	—	—	12	—	12
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(80)	—	(80)	—	(80)
Contributions from noncontrolling interests	—	—	—	—	—	—	235	235
Balance as of June 30, 2025	$2	$—	$1,239	$3,924	$(202)	$4,963	$2,858	$7,821

Balance as of December 31, 2024	$2	$(30)	$1,284	$4,009	$(280)	$4,985	$2,607	$7,592
Net earnings	—	—	—	698	—	698	145	843
Other comprehensive income	—	—	—	—	78	78	—	78
Purchases of treasury stock	—	(642)	—	—	—	(642)	—	(642)
Retirement of treasury stock	—	683	(66)	(617)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	22	—	—	22	—	22
Dividends and dividend equivalents ($1.00 per share)	—	—	—	(166)	—	(166)	—	(166)
Contributions from noncontrolling interests	—	—	—	—	—	—	235	235
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(129)	(129)
Balance as of June 30, 2025	$2	$—	$1,239	$3,924	$(202)	$4,963	$2,858	$7,821

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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Net earnings	$843	$744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	453	475
Deferred income taxes	(38)	(70)
Stock-based compensation expense	22	19
Unrealized net loss (gain) on natural gas derivatives	2	(34)
Gain on sale of emission credits	—	(47)
Loss on disposal of property, plant and equipment	1	6
Loss on sale of Ince facility	23	—
Undistributed (earnings) losses of affiliate—net of taxes	(6)	1
Changes in assets and liabilities:
Accounts receivable—net	(178)	(45)
Inventories	(6)	(6)
Accrued and prepaid income taxes	95	63
Accounts payable and accrued expenses	4	(26)
Customer advances	(86)	(122)
Other—net	20	(38)
Net cash provided by operating activities	1,149	920
Investing Activities:
Additions to property, plant and equipment	(377)	(182)
Purchase of Waggaman ammonia production facility	—	2
Proceeds from sale of property, plant and equipment	6	—
Proceeds from sale of Ince facility	4	—
Proceeds from sale of investments held in nonqualified employee benefit trust	—	1
Purchase of emission credits	(1)	(2)
Proceeds from sale of emission credits	—	47
Net cash used in investing activities	(368)	(134)
Financing Activities:
Dividends paid on common stock	(167)	(188)
Contributions from noncontrolling interests	235	—
Distributions to noncontrolling interest	(129)	(144)
Purchases of treasury stock	(660)	(644)
Proceeds from issuances of common stock under employee stock plans	1	1
Cash paid for shares withheld for taxes	(13)	(23)
Net cash used in financing activities	(733)	(998)
Effect of exchange rate changes on cash and cash equivalents	24	(1)
Increase (decrease) in cash and cash equivalents	72	(213)
Cash and cash equivalents at beginning of period	1,614	2,032
Cash and cash equivalents at end of period	$1,686	$1,819

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
The accompanying unaudited interim consolidated financial statements of CF Holdings include the accounts of CF Industries, all of CF Holdings’ majority-owned subsidiaries and a variable interest entity of which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. See Note 12—Variable Interest Entity and Note 13—Noncontrolling Interests for additional information.
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
2.   New Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU adds new guidance that further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. We are continuing to evaluate the impact that our adoption of this ASU will have on our income tax disclosures beginning with the consolidated financial statements that will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

CF INDUSTRIES HOLDINGS, INC.
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
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 15—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three and six months ended June 30, 2025 and 2024:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2025
North America	$415	$547	$558	$57	$109	$1,686
Europe and other	76	—	52	60	16	204
Total revenue	$491	$547	$610	$117	$125	$1,890
Three months ended June 30, 2024
North America	$330	$449	$422	$51	$114	$1,366
Europe and other	79	8	53	47	19	206
Total revenue	$409	$457	$475	$98	$133	$1,572

Six months ended June 30, 2025
North America	$781	$986	$966	$104	$222	$3,059
Europe and other	230	—	114	114	36	494
Total revenue	$1,011	$986	$1,080	$218	$258	$3,553
Six months ended June 30, 2024
North America	$664	$852	$795	$99	$216	$2,626
Europe and other	147	12	105	113	39	416
Total revenue	$811	$864	$900	$212	$255	$3,042

As of June 30, 2025 and December 31, 2024, we had $32 million and $118 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2025 and 2024, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of June 30, 2025 and December 31, 2024 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of June 30, 2025, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $2.3 billion. We expect to recognize approximately 12% of these performance obligations as revenue in the remainder of 2025, approximately 38% as revenue during 2026-2028, approximately 17% as revenue during 2029-2031, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.2 billion as of June 30, 2025. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2024 will be satisfied in 2025.

CF INDUSTRIES HOLDINGS, INC.
Supply Contract Liability
In connection with our December 1, 2023 acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For both the three months ended June 30, 2025 and 2024, we amortized $8 million of the Supply Contract liability into net sales. For both the six months ended June 30, 2025 and 2024, we amortized $15 million of the Supply Contract liability into net sales. As of June 30, 2025 and December 31, 2024, we had $709 million and $724 million, respectively, in Supply Contract liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for the remainder of 2025 is approximately $15 million and for each of the fiscal years 2026 to 2030 is approximately $30 million.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$386	$420	$698	$614
Basic earnings per common share:
Weighted-average common shares outstanding	162.9	182.7	165.8	185.1
Net earnings attributable to common stockholders	$2.37	$2.30	$4.21	$3.31
Diluted earnings per common share:
Weighted-average common shares outstanding	162.9	182.7	165.8	185.1
Dilutive common shares—stock-based awards	0.2	0.1	0.1	0.4
Diluted weighted-average common shares outstanding	163.1	182.8	165.9	185.5
Net earnings attributable to common stockholders	$2.37	$2.30	$4.20	$3.31
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024.
5.   Inventories
Inventories consist of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Finished goods	$262	$263
Raw materials, spare parts and supplies	54	51
Total inventories	$316	$314

CF INDUSTRIES HOLDINGS, INC.
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Land	$109	$114
Machinery and equipment	13,720	13,801
Buildings and improvements	1,021	1,011
Construction in progress	800	482
Property, plant and equipment(1)	15,650	15,408
Less: Accumulated depreciation and amortization	8,907	8,673
Property, plant and equipment—net	$6,743	$6,735
_______________________________________________________________________________
(1)As of June 30, 2025 and December 31, 2024, we had property, plant and equipment that was accrued but unpaid of $183 million and $101 million, respectively. As of June 30, 2024 and December 31, 2023, we had property, plant and equipment that was accrued but unpaid of $71 million and $68 million, respectively.
Depreciation and amortization related to property, plant and equipment was $230 million and $450 million for the three and six months ended June 30, 2025, respectively, and $220 million and $472 million for the three and six months ended June 30, 2024, respectively.
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
The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2025	2024
	(in millions)
Net capitalized plant turnaround costs as of January 1	$363	$352
Additions	90	38
Depreciation	(78)	(95)
Effect of exchange rate changes and other	4	(1)
Net capitalized plant turnaround costs as of June 30	$379	$294
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

CF INDUSTRIES HOLDINGS, INC.
In the first quarter of 2025, the Ince facility was sold, including certain liabilities assumed by the buyer, and we recognized a loss of $23 million on the sale. The loss is reflected in U.K. operations restructuring in our consolidated statement of operations for the six months ended June 30, 2025.
7.   Equity Method Investment
We have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the Ammonia segment. As of June 30, 2025, the total carrying value of our equity method investment in PLNL was $35 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $21 million and $55 million for the three and six months ended June 30, 2025, respectively, and $16 million and $46 million for the three and six months ended June 30, 2024, respectively.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$444	$—	$—	$444
Cash equivalents:
U.S. and Canadian government obligations	374	—	—	374
Other debt securities	868	—	—	868
Total cash and cash equivalents	$1,686	$—	$—	$1,686
Nonqualified employee benefit trusts	15	2	—	17

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$168	$—	$—	$168
Cash equivalents:
U.S. and Canadian government obligations	932	—	—	932
Other debt securities	514	—	—	514
Total cash and cash equivalents	$1,614	$—	$—	$1,614
Nonqualified employee benefit trusts	15	2	—	17
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

CF INDUSTRIES HOLDINGS, INC.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2025 and December 31, 2024 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,242	$1,242	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	2	—	2	—
Derivative liabilities	(3)	—	(3)	—

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,446	$1,446	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(3)	—	(3)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2025 and December 31, 2024, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,973	$2,866	$2,971	$2,827
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
9.   Income Taxes
For the three months ended June 30, 2025, we recorded an income tax provision of $143 million on pre-tax income of $635 million, or an effective tax rate of 22.4%, compared to an income tax provision of $123 million on pre-tax income of $629 million, or an effective tax rate of 19.5%, for the three months ended June 30, 2024.
For the six months ended June 30, 2025, we recorded an income tax provision of $229 million on pre-tax income of $1.07 billion, or an effective tax rate of 21.3%, compared to an income tax provision of $185 million on pre-tax income of $929 million, or an effective tax rate of 19.9%, for the six months ended June 30, 2024.
Our income tax provision for the three and six months ended June 30, 2025 includes $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate for the three and six months ended June 30, 2025 by 3.4 percentage points and 2.0 percentage points, respectively.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended June 30, 2025 of 22.4%, which is based on pre-tax income of $635 million, including $106 million of earnings attributable to the noncontrolling interests, would be 4.5 percentage points higher if based on pre-tax income exclusive of the $106 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended June 30, 2024 of 19.5%, which is based on pre-tax income of $629 million, including $86 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher if based on pre-tax income exclusive of the $86 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the six months ended June 30, 2025 of 21.3%, which is based on pre-tax income of $1.07 billion, including $145 million of earnings attributable to the noncontrolling interests, would be 3.4 percentage points higher if based on pre-tax income exclusive of the $145 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the six months ended June 30, 2024 of 19.9%, which is based on pre-tax income of $929 million, including $130 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher if based on pre-tax income exclusive of the $130 million of earnings attributable to the noncontrolling interest.

CF INDUSTRIES HOLDINGS, INC.
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
As of June 30, 2025, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2024, or during the six months ended June 30, 2025 or 2024.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant. As of June 30, 2025, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of June 30, 2025, approximately $342 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2025 and December 31, 2024 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2025		December 31, 2024
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$742
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	747	750	746
Total long-term debt		$3,000	$2,973	$3,000	$2,971
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million and $6 million as of June 30, 2025 and December 31, 2024, respectively, and total deferred debt issuance costs were $22 million and $23 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 (the Public Senior Notes) and the 4.500% senior secured notes due December 2026 (the 2026 Notes), each series of notes is guaranteed by CF Holdings.
Interest on the Public Senior Notes and the 2026 Notes is payable semiannually, and the Public Senior Notes and the 2026 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

CF INDUSTRIES HOLDINGS, INC.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Interest on borrowings(1)	$38	$38	$75	$75
Fees on financing agreements(1)	2	2	4	4
Interest capitalized	(4)	(3)	(6)	(5)
Total interest expense	$36	$37	$73	$74
_______________________________________________________________________________
(1)See Note 10—Financing Agreements for additional information.
12.   Variable Interest Entity
On April 8, 2025, we announced that we formed a joint venture, Blue Point Number One, LLC, with JERA Co., Inc. (JERA), Japan’s largest energy company, and Mitsui & Co., Ltd. (Mitsui), a leading global investment and trading company, for the construction, production and offtake of low-carbon ammonia (the Blue Point joint venture). We hold 40% ownership, JERA holds 35% ownership, and Mitsui holds 25% ownership in the Blue Point joint venture. Under the terms of the Blue Point joint venture’s limited liability company agreement, JERA has a conditional option to reduce its ownership percentage that expires on December 31, 2025. If the specified condition is met, JERA can reduce its ownership below 35% but not lower than 20%. We would have the right and obligation to increase our ownership by the same amount that JERA reduces its ownership.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an autothermal reforming (ATR) ammonia production facility with a carbon dioxide (CO2) dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029. We will be responsible for the development, operation and maintenance of the ammonia production facility under contracts with the Blue Point joint venture. We, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point joint venture in accordance with our respective ownership percentages.
Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the second quarter of 2025, we, JERA and Mitsui made initial capital contributions of $157 million, $137 million and $98 million, respectively, to the Blue Point joint venture. We funded $114 million of our contribution with cash and $43 million through a non-cash contribution of a license to use certain intellectual property.
In addition, we will build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading.
We determined that the Blue Point joint venture is a variable interest entity (VIE) of which we are the primary beneficiary. We have a significant variable interest in the Blue Point joint venture through our 40% equity interest. We are considered the primary beneficiary of the VIE as we have both the power to direct the day-to-day operations of the low-carbon ammonia production facility, which are the activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, due to our 40% equity interest. As a result, we consolidate this VIE in our consolidated financial statements, with the combined 60% equity interest owned by JERA and Mitsui recorded as noncontrolling interest.
The table below summarizes the assets and liabilities of the Blue Point joint venture included in our consolidated balance sheet as of June 30, 2025:

CF INDUSTRIES HOLDINGS, INC.

June 30, 2025
(in millions)
Assets
Cash and cash equivalents	$264
Property, plant and equipment, net	165
Total assets	$429
Liabilities
Accounts payable and accrued expenses	$78
Other liabilities	1
Total liabilities	$79
As of June 30, 2025, all assets of the Blue Point joint venture can only be used to settle the obligations of the Blue Point joint venture. In addition, as of June 30, 2025, all liabilities of the Blue Point joint venture are payable to creditors who do not have recourse to the general credit of CF Holdings.
CF Holdings has provided guarantees for certain financial commitments of the Blue Point joint venture to several third-party vendors; however, as of June 30, 2025, no liabilities had been incurred by the Blue Point joint venture to these third-party vendors.
13.   Noncontrolling Interests
We have a strategic venture with CHS Inc. (CHS) under which CHS owns an equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings. CHS’ equity interest represents approximately 11% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. We also have a 40% ownership interest in the Blue Point joint venture. JERA and Mitsui own the remaining membership interests. See Note 12—Variable Interest Entity for additional information on the Blue Point joint venture.
For financial reporting purposes, the assets, liabilities and earnings of CFN and the Blue Point joint venture are consolidated into our financial statements. CHS’ interest in CFN and each of JERA’s and Mitsui’s interests in the Blue Point joint venture are recorded in noncontrolling interests in our consolidated financial statements.
A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to the noncontrolling interests in our consolidated balance sheets is provided below.

	2025			2024
	CFN	Blue Point	Total	CFN
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,607	$—	$2,607	$2,656
Issuance of noncontrolling interests in Blue Point Number One, LLC	—	235	235	—
Earnings attributable to noncontrolling interests	140	5	145	130
Declaration of distributions payable	(129)	—	(129)	(144)
Balance as of June 30	$2,618	$240	$2,858	$2,642
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—	$—	$—
Declaration of distributions payable	129	—	129	144
Distributions to noncontrolling interest	(129)	—	(129)	(144)
Balance as of June 30	$—	$—	$—	$—

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
On July 31, 2025, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2025 in accordance with CFN’s limited liability company agreement, and CFN distributed $175 million to CHS for this distribution period.
14.   Stockholders’ Equity
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
The following table summarizes the share repurchases under the 2022 Share Repurchase Program.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	1,513
Shares repurchased in 2025:
First quarter	5.4	434
Second quarter	2.8	202
Total shares repurchased in 2025	8.2	636
Shares repurchased as of June 30, 2025	32.6	$2,574
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2025, we repurchased approximately 8.2 million shares under the 2022 Share Repurchase Program for $636 million. In the six months ended June 30, 2024, we repurchased approximately 8.3 million shares under the 2022 Share Repurchase Program for $652 million, of which $14 million was accrued and unpaid as of June 30, 2024.
In the second quarter of 2025, we retired approximately 8.3 million shares of repurchased stock, and we held no shares of treasury stock as of June 30, 2025.

CF INDUSTRIES HOLDINGS, INC.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
Loss arising during the period	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	85	—	(6)	79
Balance as of June 30, 2025	$(136)	$3	$(69)	$(202)

Balance as of December 31, 2023	$(146)	$3	$(66)	$(209)
Loss arising during the period	—	—	(2)	(2)
Effect of exchange rate changes and deferred taxes	(22)	—	1	(21)
Balance as of June 30, 2024	$(168)	$3	$(67)	$(232)

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
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the three and six months ended June 30, 2025 and 2024 are presented in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Ammonia
Net sales	$491	$409	$1,011	$811
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	108	55	218	141
Unrealized net mark-to-market loss (gain) on natural gas derivatives	—	—	1	(12)
Depreciation and amortization(2)	60	57	115	136
Distribution and storage(3)	58	44	95	79
Freight(4)	10	10	25	24
Other segment items(5)	119	96	235	231
Total cost of sales	355	262	689	599
Gross margin	$136	$147	$322	$212

Granular Urea
Net sales	$547	$457	$986	$864
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	83	53	178	129
Unrealized net mark-to-market gain on natural gas derivatives	—	—	—	(9)
Depreciation and amortization(2)	72	76	143	145
Distribution and storage(3)	2	3	5	5
Freight(4)	12	10	19	20
Other segment items(5)	99	88	189	193
Total cost of sales	268	230	534	483
Gross margin	$279	$227	$452	$381

CF INDUSTRIES HOLDINGS, INC.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
UAN
Net sales	$610	$475	$1,080	$900
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	91	45	195	122
Unrealized net mark-to-market loss (gain) on natural gas derivatives	—	—	1	(10)
Depreciation and amortization(2)	72	68	145	137
Distribution and storage(3)	25	18	38	32
Freight(4)	35	38	71	73
Other segment items(5)	117	90	218	187
Total cost of sales	340	259	668	541
Gross margin	$270	$216	$412	$359

AN
Net sales	$117	$98	$218	$212
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	14	5	24	16
Unrealized net mark-to-market gain on natural gas derivatives	—	—	—	(1)
Depreciation and amortization(2)	10	7	18	20
Freight(4)	9	6	16	14
Other segment items(5)	59	57	119	131
Total cost of sales	92	75	177	180
Gross margin	$25	$23	$41	$32

Other(6)
Net sales	$125	$133	$258	$255
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	12	8	27	19
Unrealized net mark-to-market gain on natural gas derivatives	—	(1)	—	(2)
Depreciation and amortization(2)	17	13	30	33
Distribution and storage(3)	2	1	2	1
Freight(4)	14	15	30	29
Other segment items(5)	35	31	69	71
Total cost of sales	80	67	158	151
Gross margin	$45	$66	$100	$104

CF INDUSTRIES HOLDINGS, INC.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Consolidated
Net sales	$1,890	$1,572	$3,553	$3,042
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	308	166	642	427
Unrealized net mark-to-market (gain) loss on natural gas derivatives	—	(1)	2	(34)
Depreciation and amortization(2)	231	221	451	471
Distribution and storage(3)	87	66	140	117
Freight(4)	80	79	161	160
Other segment items(5)	429	362	830	813
Total cost of sales	1,135	893	2,226	1,954
Gross margin	$755	$679	$1,327	$1,088
Total other operating costs and expenses	109	38	230	146
Equity in earnings (losses) of operating affiliate	2	(3)	6	(1)
Operating earnings	$648	$638	$1,103	$941
_______________________________________________________________________________
(1)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(2)For the three months ended June 30, 2025 and 2024, depreciation and amortization does not include $8 million and $9 million, respectively, of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For the six months ended June 30, 2025 and 2024, depreciation and amortization does not include $16 million and $19 million, respectively, of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For both the three months ended June 30, 2025 and 2024, depreciation and amortization does not include $8 million of amortization related to the Supply Contract liability, which is recognized in net sales. For both the six months ended June 30, 2025 and 2024, depreciation and amortization does not include $15 million of amortization related to the Supply Contract liability, which is recognized in net sales. See Note 3—Revenue Recognition for additional information on the Supply Contract liability.
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

Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2025 and December 31, 2024:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Goodwill as of June 30, 2025	$981	$828	$576	$69	$39	$2,493
Goodwill as of December 31, 2024	980	828	576	69	39	2,492

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
Our principal assets as of June 30, 2025 include:
•six U.S. manufacturing facilities located in: Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder (see Note 13—Noncontrolling Interests for additional information on our strategic venture with CHS);
•two Canadian manufacturing facilities located in: Medicine Hat, Alberta (the largest ammonia production complex in Canada); and Courtright, Ontario;
•a United Kingdom manufacturing facility located in Billingham;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States;

CF INDUSTRIES HOLDINGS, INC.
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in Trinidad and Tobago (Trinidad) that we account for under the equity method; and
•a 40% interest in Blue Point Number One, LLC, a joint venture formed on April 8, 2025, that is a variable interest entity (VIE) of which we are the primary beneficiary. As a result, we consolidate this entity in our consolidated financial statements, with the combined 60% equity interest owned by our joint venture partners recorded as noncontrolling interest. See “Our Strategy—Blue Point joint venture,” below, for additional information.
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
•building new low-carbon ammonia capacity to supply emerging opportunities from power generation and marine shipping, among others;
•forging partnerships to accelerate our timeline, reducing risks and bridging gaps in areas where we do not have expertise; and
•collaborating to build understanding of ammonia’s clean energy capability, safety track record and regulatory environment.
Decarbonizing our existing network
At our Donaldsonville and Yazoo City complexes, our decarbonization projects are leveraging carbon capture and sequestration (CCS) to enable us to convert a portion of our existing ammonia production to low-carbon ammonia production. CCS requires the construction of carbon dioxide (CO2) dehydration and compression units to enable process CO2 captured from the ammonia production process to be transported and sequestered, which prevents approximately 60% of the CO2 generated by ammonia production from being emitted to the atmosphere. For each facility we have contracted with ExxonMobil to transport and permanently store the captured CO2.
In July 2025, construction, commissioning and start-up of the dehydration and compression unit at our Donaldsonville complex was completed for a total cost of approximately $200 million. This new facility enables the transportation and permanent geological sequestration of up to 2 million metric tons of CO2 annually that would otherwise have been emitted into the atmosphere. ExxonMobil, our CCS partner for this project, is transporting and permanently storing the CO2. The project qualifies for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 captured and disposed of in secure geologic storage. As a result of the Donaldsonville CCS project, we expect to produce up to approximately 1.9 million tons of low-carbon ammonia annually at our Donaldsonville complex.
On an interim basis, ExxonMobil is storing CO2 from our Donaldsonville complex in permanent geologic sites through enhanced oil recovery. Upon receiving its Class VI permits, ExxonMobil plans to transition to dedicated permanent storage, starting with its Rose CCS project (Rose). Rose is one of many dedicated permanent storage sites ExxonMobil is developing along the Gulf Coast to expand its integrated CCS network. The U.S. Environmental Protection Agency issued a draft Class VI permit for Rose in July 2025, and final permits are expected later in 2025.

CF INDUSTRIES HOLDINGS, INC.
Construction of the dehydration and compression unit at our Yazoo City complex is expected to cost approximately $100 million. At Yazoo City, CCS is expected to commence in 2028, following construction, commissioning and start-up, and annually is expected to enable the transportation and sequestration of up to approximately 500,000 metric tons of CO2 that would otherwise have been emitted into the atmosphere. The Yazoo City CCS project is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 captured and disposed of in secure geologic storage.
Blue Point joint venture
On April 8, 2025, we announced that we formed a joint venture, Blue Point Number One, LLC, with JERA Co., Inc. (JERA), Japan’s largest energy company, and Mitsui & Co., Ltd. (Mitsui), a leading global investment and trading company, for the construction, production and offtake of low-carbon ammonia (the Blue Point joint venture). We hold 40% ownership, JERA holds 35% ownership, and Mitsui holds 25% ownership in the Blue Point joint venture. Under the terms of the Blue Point joint venture’s limited liability company agreement, JERA has a conditional option to reduce its ownership percentage that expires on December 31, 2025. If the specified condition is met, JERA can reduce its ownership below 35% but not lower than 20%. We would have the right and obligation to increase our ownership by the same amount that JERA reduces its ownership.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an autothermal reforming (ATR) ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029. We will be responsible for the development, operation and maintenance of the ammonia production facility under contracts with the Blue Point joint venture. We, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point joint venture in accordance with our respective ownership percentages.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the second quarter of 2025, we, JERA and Mitsui made initial capital contributions of $157 million, $137 million and $98 million, respectively, to the Blue Point joint venture. We funded $114 million of our contribution with cash and $43 million through a non-cash contribution of a license to use certain intellectual property.
In June 2025, the Blue Point joint venture executed agreements, including a long-term supply agreement, for a subsidiary of Linde plc to design, construct, own, operate and maintain an air separation unit (ASU) at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility, eliminating the need for the Blue Point joint venture to construct an ASU. As a result, the total projected cost of the low-carbon ATR ammonia production facility was reduced from approximately $4.0 billion to $3.7 billion.
In addition, we will invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. We will own and operate this infrastructure, and the Blue Point joint venture will compensate us for these services.
The low-carbon ammonia production facility is designed with an annual nameplate capacity of approximately 1.4 million metric tons (approximately 1.5 million tons) and is expected to capture greater than 95% of the CO2 generated from its production of ammonia. The facility is expected to capture, compress and dehydrate approximately 2.3 million metric tons of CO2 annually. Pursuant to a long-term offtake agreement, a subsidiary of Occidental Petroleum Corporation would then transport the CO2 and permanently sequester it in a Class VI well at its Pelican Sequestration Hub in Louisiana, which is currently under development. The ammonia production facility is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 captured and disposed of in secure geologic storage.
We determined that the Blue Point joint venture is a VIE of which we are the primary beneficiary. As a result, we consolidate this VIE in our consolidated financial statements, with the combined 60% equity interest owned by JERA and Mitsui recorded as noncontrolling interest. See “Liquidity and Capital Resources—Blue Point Joint Venture,” below, and Note 12—Variable Interest Entity, for additional information on the Blue Point joint venture.

CF INDUSTRIES HOLDINGS, INC.
Low-carbon ammonia demand
In addition to discussions with existing and potential customers who have interest in using low-carbon ammonia for traditional applications, we are engaged in discussions regarding the supply of low-carbon ammonia for new applications. We are evaluating and are in various stages of discussions with other companies for long-term offtake and/or potential joint investments related to new and traditional applications for low-carbon ammonia. These discussions continue to advance as we gain greater clarity regarding demand for low-carbon ammonia, including associated carbon intensity requirements, government incentives and regulatory developments.
Market Conditions and Current Developments
Government Policies
On March 4, 2025, U.S. tariffs on Canadian imports went into effect and were applicable to the portion of our products manufactured in Canada that are either shipped to customers with U.S. destinations or shipped to one of our U.S. terminals. However, on March 6, 2025, an executive order was issued that excluded from these tariffs any products that enter the United States duty-free as a good of Canada pursuant to the United States-Mexico-Canada Agreement (USMCA). As a result, the U.S. tariffs on Canadian imports are currently not applicable to our Canadian production and the cost of the tariffs for the three-day period from March 4, 2025 to March 6, 2025 were not significant to our consolidated results. Subsequent changes to tariffs on imports from Canada, including those announced on July 31, 2025, have maintained duty-free treatment for USMCA-compliant products and therefore U.S. tariffs on Canadian imports continue to not be applicable to our Canadian production.
On March 12, 2025, the Trump administration reimposed section 232 tariffs on U.S. imports of steel and aluminum products from countries that had negotiated exemptions from those U.S. tariffs (originally imposed in 2018) and applied tariffs to U.S. imports of specified steel and aluminum derivative products from all countries. Effective June 4, 2025, these tariffs were increased to 50%.
On April 2, 2025, additional U.S. tariffs were announced by the Trump administration, consisting of (1) a ten percent tariff on nearly all imports into the United States with certain country (including Canada, Mexico, and Russia) and product exceptions and (2) higher tariffs on more than 50 countries. In accordance with this order, the ten percent tariffs were imposed on April 5, 2025. The higher tariffs on more than 50 countries were imposed on April 9, 2025, and were subsequently paused and then further delayed to August 1, 2025.
On July 31, 2025, the Trump administration issued an executive order that made several changes to the tariffs imposed in prior executive orders. These changes, effective August 7, 2025, include: (1) increasing tariffs to 15% on certain imports from the European Union; (2) increasing tariffs to 19% or 20% on imports from several Asian countries, including Thailand and Vietnam; and (3) increasing tariffs on many countries that had not negotiated a trade deal with the United States, including 30% tariffs on imports from Algeria and 15% tariffs on imports from Trinidad. The Trump administration also increased tariffs to 50% on imports from Brazil. Additional U.S. tariffs on imports from China have fluctuated from 10% effective February 5, 2025, to up to 145% or more effective April 10, 2025, back to 30% or more effective May 14, 2025 through August 12, 2025, as negotiations continue.
Negotiations between the United States and several countries are ongoing that may change the magnitude, the timing or other aspects of all of these tariffs. In addition, these tariffs have been the subject of litigation, which is ongoing, and may result in the elimination of, or other changes to, these tariffs.
Any of these tariffs or other tariffs and changes to U.S. trading policies may be reinstituted, paused, removed or changed at any time and may be done unpredictably and without notice. Retaliatory tariffs or other imposition of taxes and duties on U.S. exports to trading partners may also be significant and unpredictable.
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
U.S. Tax Legislation
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (the Act) was enacted into law. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and modifies several international tax provisions, including the foreign-derived intangible income deduction. The Act also includes changes to clean energy tax credits, including the 45Q tax credit for carbon sequestration. We are currently evaluating the impact of the Act, and the results of such

CF INDUSTRIES HOLDINGS, INC.
evaluations will be reflected in our consolidated financial statements beginning with the three months ending September 30, 2025.
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
In the second quarter of 2025, the average selling price for our products was $376 per ton, or 17% higher, compared to $322 per ton in the second quarter of 2024. This resulted in an increase in net sales of approximately $270 million for the second quarter of 2025 compared to the second quarter of 2024. Average selling prices for all of our major products were higher in the second quarter of 2025 than in the second quarter of 2024 as higher global energy costs and supply disruptions from unexpected production outages in Egypt, Iran and Russia, raised the global market clearing price required to meet global demand, including continued strong demand in India and the Northern Hemisphere. In the six months ended June 30, 2025, the average selling price for our products was $354 per ton, or 9% higher compared to $324 per ton in the six months ended June 30, 2024. This resulted in an increase in net sales of approximately $287 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Nitrogen Sales Volume
Sales volume was 5.0 million tons in the second quarter of 2025 compared to 4.9 million tons in the second quarter of 2024. Higher sales volume resulted in an increase in net sales of approximately $48 million. The increase in sales volume was due primarily to higher supply availability resulting from higher beginning inventory entering the second quarter of 2025. Sales volume in the six months ended June 30, 2025 was 10.0 million tons compared to 9.4 million tons in the six months ended June 30, 2024. This resulted in an increase in net sales of approximately $224 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to the higher supply availability as a result of increased production in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was adversely impacted by production outages from a winter storm in the first quarter of 2024.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 36% and 28% of our production costs in the first six months of 2025 and the year ended December 31, 2024, respectively. Most of our manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which has historically been volatile, directly impacts a substantial portion of our operating expenses.
In the first quarter of 2025, colder-than-normal temperatures increased the demand for heating across North America, driving natural gas prices higher compared to the first quarter of 2024. Additional demand arose from liquefaction facilities in the United States running near maximum levels through the first quarter of 2025, driven by elevated global price spreads. In addition, the newly commissioned Plaquemines liquefaction facility in Louisiana increased production, adding approximately 12% to total U.S. liquefied natural gas export volumes. Due to the low natural gas price environment throughout 2024, natural gas producers were reluctant to increase supply to match the elevated demand, resulting in higher natural gas prices through the first quarter of 2025.
During the second quarter of 2025, natural gas supply increased as higher prices throughout the first quarter of 2025 gave producers an incentive to increase production. Colder-than-normal temperatures raised demand for heating but lowered power generation demand for air conditioning, holding prices between $3.00 and $4.00 per MMBtu. The tighter supply and demand balance kept average prices in the second quarter of 2025 more than $1.00 per MMBtu higher than the second quarter of 2024. U.S. liquefaction facilities continued to run at full rates during the second quarter of 2025, taking advantage of global price economics. Weekly storage injections consistently tracked above historical averages, alleviating concerns for below average levels to end the summer injection season.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and our cost of natural gas used for production, which includes the impact of realized natural gas derivatives:

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Average daily market price of natural gas at the Henry Hub (per MMBtu)	$3.16	$2.04	$1.12	55%	$3.71	$2.24	$1.47	66%
Cost of natural gas used for production in cost of sales(1) (per MMBtu)	3.36	1.90	1.46	77%	3.52	2.53	0.99	39%
___________________________________________________________________________
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
In the second quarter of 2025, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 77% to $3.36 per MMBtu from $1.90 per MMBtu in the second quarter of 2024. This increase in natural gas costs resulted in a decrease in gross margin of $136 million compared to the second quarter of 2024. In the six months ended June 30, 2025, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 39% to $3.52 per MMBtu from $2.53 per MMBtu in the six months ended June 30, 2024. This increase in natural gas costs resulted in a decrease in gross margin of $176 million.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $386 million for the three months ended June 30, 2025 compared to $420 million for the three months ended June 30, 2024, a decrease in net earnings of $34 million, or 8%. The decrease in net earnings for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects the gains on sales of emission credits in the second quarter of 2024 that did not recur in the second quarter of 2025, an increase in selling, general and administrative expenses, a higher income tax provision, and higher net earnings attributable to noncontrolling interests. These factors that reduced net earnings attributable to common stockholders were partially offset by an increase in gross margin of $76 million.
Gross margin increased by $76 million, or 11%, to $755 million for the three months ended June 30, 2025 compared to $679 million for the three months ended June 30, 2024. The increase in gross margin was due primarily to a 17% increase in average selling prices to $376 per ton in the second quarter of 2025 from $322 per ton in the second quarter of 2024, which increased gross margin by $270 million, partially offset by higher natural gas costs, including the impact of realized derivatives, which decreased gross margin by $136 million, and higher costs associated with maintenance activity in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Diluted net earnings per share attributable to common stockholders increased $0.07 per share, or 3%, to $2.37 per share in the second quarter of 2025 compared to $2.30 per share in the second quarter of 2024, due to lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase program, partially offset by lower net earnings. Diluted weighted-average common shares outstanding were 163.1 million shares for the three months ended June 30, 2025, a decrease of 11% compared to diluted weighted-average common shares outstanding of 182.8 million shares for the three months ended June 30, 2024.

Items Affecting Comparability of Results
For the three months ended June 30, 2025 and 2024, we reported net earnings attributable to common stockholders of $386 million and $420 million, respectively. For the six months ended June 30, 2025 and 2024, we reported net earnings attributable to common stockholders of $698 million and $614 million, respectively. In addition to the impact of market conditions discussed above, certain items affected the comparability of our financial results for the three and six months ended June 30, 2025 and 2024. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$—	$—	$(1)	$(1)	$2	$1	$(34)	$(26)
(Gain) loss on foreign currency transactions(2)(3)	(3)	(3)	—	—	(1)	(3)	1	1
Blue Point joint venture construction costs(2)(3)	2	2	—	—	2	2	—	—
Loss on sale of Ince facility(4)	—	—	—	—	23	21	—	—
Integration costs	—	—	1	1	—	—	4	3
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating—net in our consolidated statements of operations.
(3)Includes results related to the Blue Point joint venture, of which we have a 40% equity interest. The after-tax impact for amounts related to the Blue Point joint venture does not include a tax provision on the 60% attributable to noncontrolling interests.
(4)Included in U.K. operations restructuring in our consolidated statement of operations.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2024, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $1 million. In the six months ended June 30, 2025, we recognized an unrealized net mark-to-market loss on natural gas derivatives of $2 million compared to a gain of $34 million in the six months ended June 30, 2024.
(Gain) loss on foreign currency transactions
In the three months ended June 30, 2025, we recognized a gain on foreign currency transactions of $3 million. In the six months ended June 30, 2025, we recognized a gain on foreign currency transactions of $1 million compared to a loss of $1 million in the six months ended June 30, 2024. (Gain) loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including cash held in a foreign currency.
Blue Point joint venture construction costs
In the three and six months ended June 30, 2025, the Blue Point joint venture incurred costs of approximately $2 million related to the construction of the low-carbon ammonia production facility at our Blue Point complex. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point joint venture.
Loss on sale of Ince facility
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021. In the third quarter of 2022, the final restructuring plan was approved, and the facility was subsequently decommissioned. In the first quarter of 2025, we sold our Ince facility and recognized a loss of $23 million, which is reflected in U.K. operations restructuring in our consolidated statement of operations for the six months ended June 30, 2025. See Note 6—Property, Plant and Equipment—Net for additional information on the sale of our Ince facility.
Integration costs
In the three and six months ended June 30, 2024, we incurred integration costs of $1 million and $4 million, respectively, related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana. We did not incur integration costs in 2025.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,890	$1,572	$318	20%	$3,553	$3,042	$511	17%
Cost of sales (COS)	1,135	893	242	27%	2,226	1,954	272	14%
Gross margin	755	679	76	11%	1,327	1,088	239	22%
Gross margin percentage	39.9%	43.2%	(3.3)%		37.3%	35.8%	1.5%
Selling, general and administrative expenses	101	76	25	33%	185	164	21	13%
U.K. operations restructuring	—	—	—	—%	23	—	23	N/M
Integration costs	—	1	(1)	(100)%	—	4	(4)	(100)%
Other operating—net	8	(39)	47	N/M	22	(22)	44	N/M
Total other operating costs and expenses	109	38	71	187%	230	146	84	58%
Equity in earnings (losses) of operating affiliate	2	(3)	5	N/M	6	(1)	7	N/M
Operating earnings	648	638	10	2%	1,103	941	162	17%
Interest expense	36	37	(1)	(3)%	73	74	(1)	(1)%
Interest income	(17)	(28)	11	39%	(34)	(58)	24	41%
Other non-operating—net	(6)	—	(6)	N/M	(8)	(4)	(4)	(100)%
Earnings before income taxes	635	629	6	1%	1,072	929	143	15%
Income tax provision	143	123	20	16%	229	185	44	24%
Net earnings	492	506	(14)	(3)%	843	744	99	13%
Less: Net earnings attributable to noncontrolling interests	106	86	20	23%	145	130	15	12%
Net earnings attributable to common stockholders	$386	$420	$(34)	(8)%	$698	$614	$84	14%
Diluted net earnings per share attributable to common stockholders	$2.37	$2.30	$0.07	3%	$4.20	$3.31	$0.89	27%
Diluted weighted-average common shares outstanding	163.1	182.8	(19.7)	(11)%	165.9	185.5	(19.6)	(11)%
Dividends declared per common share	$0.50	$0.50	$—	—%	$1.00	$1.00	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in COS(1)	$3.36	$1.90	$1.46	77%	$3.53	$2.30	$1.23	53%
Realized derivatives (gain) loss in COS(2)	—	—	—	—%	(0.01)	0.23	(0.24)	N/M
Cost of natural gas used for production in COS	$3.36	$1.90	$1.46	77%	$3.52	$2.53	$0.99	39%
Average daily market price of natural gas at the Henry Hub	$3.16	$2.04	$1.12	55%	$3.71	$2.24	$1.47	66%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$(1)	$1	100%	$2	$(34)	$36	N/M
Depreciation and amortization	$232	$222	$10	5%	$453	$475	$(22)	(5)%
Capital expenditures	$245	$84	$161	192%	$377	$182	$195	107%
Sales volume by product tons (000s)	5,021	4,875	146	3%	10,025	9,399	626	7%
Production volume by product tons (000s):
Ammonia(3)	2,557	2,602	(45)	(2)%	5,174	4,750	424	9%
Granular urea	1,182	1,255	(73)	(6)%	2,292	2,214	78	4%
UAN (32%)(4)	1,725	1,833	(108)	(6)%	3,581	3,464	117	3%
AN	341	333	8	2%	663	674	(11)	(2)%
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

Second Quarter of 2025 Compared to Second Quarter of 2024
Net Sales
Our total net sales increased $318 million, or 20%, to $1.89 billion in the second quarter of 2025 compared to $1.57 billion in the second quarter of 2024, due to higher average selling prices and higher sales volume.
Our average selling price was $376 per ton in the second quarter of 2025 compared to $322 per ton in the second quarter of 2024, due to higher average selling prices across all of our segments as higher global energy costs raised the global market clearing price required to meet global demand. See “Market Conditions and Current Developments—Nitrogen Selling Prices,” above, for additional information about the factors impacting global energy costs. The impact of higher average selling prices was an increase in net sales of approximately $270 million for the second quarter of 2025 compared to the second quarter of 2024.
Our total sales volume was 5.0 million product tons in the second quarter of 2025 compared to 4.9 million product tons in the second quarter of 2024, as higher sales volume in our UAN, Ammonia and AN segments was partially offset by lower sales volume in our Other and Granular Urea segments. The impact of higher sales volume was an increase in net sales of approximately $48 million.
Cost of Sales
Our total cost of sales increased $242 million, or 27%, to $1.14 billion in the second quarter of 2025 from $893 million in the second quarter of 2024. The increase in our cost of sales primarily reflects higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $136 million, higher costs in the second quarter of 2025 associated with maintenance activity and an increase in sales volume.
Cost of sales averaged $226 per ton in the second quarter of 2025, a 23% increase compared to $183 per ton in the second quarter of 2024. Our cost of natural gas, including the impact of realized derivatives, increased $1.46 per MMBtu, or 77%, to $3.36 per MMBtu in the second quarter of 2025 from $1.90 per MMBtu in the second quarter of 2024. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $25 million to $101 million in the second quarter of 2025 compared to $76 million in the second quarter of 2024. The increase was due primarily to higher incentive compensation due to strong operating performance and higher costs related to certain corporate initiatives.
Integration Costs
In the second quarter of 2024, we incurred integration costs of $1 million related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana. We did not incur integration costs in 2025.
Other Operating—Net
Other operating—net was $8 million of expense in the second quarter of 2025 compared to $39 million of income in the second quarter of 2024. The $8 million of expense in the second quarter of 2025 consists primarily of costs related to front-end engineering and design (FEED) studies for our clean energy initiatives. The $39 million of income in the second quarter of 2024 consists primarily of gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings (Losses) of Operating Affiliate
Equity in earnings (losses) of operating affiliate was $2 million of earnings in the second quarter of 2025 compared to a $3 million loss in the second quarter of 2024. Higher equity in earnings of operating affiliate in the second quarter of 2025 compared to the second quarter of 2024 reflects an increase in the operating results of PLNL due primarily to higher ammonia

CF INDUSTRIES HOLDINGS, INC.
selling prices and a plant turnaround at the PLNL facility that occurred in the second quarter of 2024 that did not recur in 2025, partially offset by higher natural gas costs.
Interest Expense
Interest expense was $36 million in the second quarter of 2025 compared to $37 million in the second quarter of 2024.
Interest Income
Interest income was $17 million in the second quarter of 2025 compared to $28 million in the second quarter of 2024. The decrease of $11 million was due primarily to a decrease in short-term investments.
Income Tax Provision
For the second quarter of 2025, we recorded an income tax provision of $143 million on pre-tax income of $635 million, or an effective tax rate of 22.4%, compared to an income tax provision of $123 million on pre-tax income of $629 million, or an effective tax rate of 19.5%, for the second quarter of 2024. Our income tax provision for the second quarter of 2025 includes $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate by 3.4 percentage points.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the second quarter of 2025 of 22.4%, which is based on pre-tax income of $635 million, including $106 million of earnings attributable to the noncontrolling interests, would be 4.5 percentage points higher, or 26.9%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interests of $106 million. Our effective tax rate for the second quarter of 2024 of 19.5%, which is based on pre-tax income of $629 million, including $86 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher, or 22.6%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $86 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $20 million to $106 million in the second quarter of 2025 compared to $86 million in the second quarter of 2024 due primarily to higher earnings of CFN driven by higher average selling prices, partially offset by higher natural gas costs. In addition, the increase also reflects the earnings attributable to the noncontrolling interests in the Blue Point joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, Note 12—Variable Interest Entity and Note 13—Noncontrolling Interests for additional information on the Blue Point joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.07, or 3%, to $2.37 per share in the second quarter of 2025 from $2.30 per share in the second quarter of 2024. This increase was due primarily to lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase program, partially offset by lower net earnings. Diluted weighted-average common shares outstanding declined 11% from 182.8 million shares for the second quarter of 2024 to 163.1 million shares for the second quarter of 2025.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales
Our total net sales increased $511 million, or 17%, to $3.55 billion in the first six months of 2025 compared to $3.04 billion in the first six months of 2024, due to higher average selling prices and higher sales volume.
Our average selling price was $354 per ton in the first six months of 2025 compared to $324 per ton in the first six months of 2024, due to higher average selling prices across all of our segments as higher global energy costs raised the global market clearing price required to meet global demand. See “Market Conditions and Current Developments—Nitrogen Selling Prices,” above, for additional information about the factors impacting global energy costs. The impact of higher average selling prices was an increase in net sales of approximately $287 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Our total sales volume was 10.0 million product tons in the first six months of 2025 compared to 9.4 million product tons in the first six months of 2024, as higher sales volume in our UAN and Ammonia segments was partially offset by lower sales

CF INDUSTRIES HOLDINGS, INC.
volume in our Other, Granular Urea and AN segments. The impact of higher sales volume was an increase in net sales of approximately $224 million.
Cost of Sales
Our total cost of sales increased $272 million, or 14%, to $2.23 billion in the first six months of 2025 from $1.95 billion in the first six months of 2024. The increase in our cost of sales primarily reflects higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $176 million, and an increase in sales volume, which increased cost of sales by $87 million. These factors that increased cost of sales in the first six months of 2025 were partially offset by lower costs associated with maintenance activity in the first six months of 2025 compared to the first six months of 2024, due in part to a winter storm in the first quarter of 2024 that produced extremely cold temperatures that impacted our operations. In the first six months of 2024, we incurred additional maintenance costs and lost production, including as a result of the adverse weather in the first quarter of 2024.
Cost of sales also includes the impact of a $2 million unrealized net mark-to-market loss on natural gas derivatives in the first six months of 2025 compared to a $34 million gain in the first six months of 2024.
Cost of sales averaged $222 per ton in the first six months of 2025, a 7% increase compared to $208 per ton in the first six months of 2024. Our cost of natural gas, including the impact of realized derivatives, increased $0.99 per MMBtu, or 39%, to $3.52 per MMBtu in the first six months of 2025 from $2.53 per MMBtu in the first six months of 2024. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21 million to $185 million in the first six months of 2025 compared to $164 million in the first six months of 2024. The increase was due primarily to higher costs related to certain corporate initiatives, including our clean energy initiatives, and higher incentive compensation due to strong operating performance.
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
Integration Costs
In the six months ended June 30, 2024, we incurred integration costs of $4 million related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana. We did not incur integration costs in 2025.
Other Operating—Net
Other operating—net was $22 million of expense in the first six months of 2025 compared to $22 million of income in the first six months of 2024. The $22 million of expense in the first six months of 2025 consists primarily of costs related to FEED studies for our clean energy initiatives. The $22 million of income in the six months ended June 30, 2024 consists primarily of gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings (Losses) of Operating Affiliate
Equity in earnings (losses) of operating affiliate was $6 million of earnings in the first six months of 2025 compared to a $1 million loss in the first six months of 2024. Equity in earnings of operating affiliate in the first six months of 2025 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices and a plant turnaround at the PLNL facility that occurred in the second quarter of 2024 that did not recur in 2025, partially offset by higher natural gas costs.
Interest Expense
Interest expense was $73 million in the first six months of 2025 compared to $74 million in the first six months of 2024.

CF INDUSTRIES HOLDINGS, INC.
Interest Income
Interest income was $34 million in the first six months of 2025 compared to $58 million in the first six months of 2024. The decrease of $24 million was due primarily to a decrease in short-term investments.
Income Tax Provision
For the six months ended June 30, 2025, we recorded an income tax provision of $229 million on pre-tax income of $1.07 billion, or an effective tax rate of 21.3%, compared to an income tax provision of $185 million on pre-tax income of $929 million, or an effective tax rate of 19.9%, for the six months ended June 30, 2024. Our income tax provision for the six months ended June 30, 2025 includes $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate by 2.0 percentage points.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the six months ended June 30, 2025 of 21.3%, which is based on pre-tax income of $1.07 billion, including $145 million of earnings attributable to the noncontrolling interests, would be 3.4 percentage points higher, or 24.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interests of $145 million. Our effective tax rate for the six months ended June 30, 2024 of 19.9%, which is based on pre-tax income of $929 million, including $130 million of earnings attributable to the noncontrolling interest, would be 3.2 percentage points higher, or 23.1%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $130 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $15 million to $145 million in the first six months of 2025 compared to $130 million in the first six months of 2024 due primarily to higher earnings of CFN driven by higher average selling prices and the impact of higher sales volume, partially offset by higher natural gas costs. In addition, the increase also reflects the earnings attributable to the noncontrolling interests in the Blue Point joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, Note 12—Variable Interest Entity and Note 13—Noncontrolling Interests for additional information on the Blue Point joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.89, or 27%, to $4.20 per share in the first six months of 2025 from $3.31 per share in the first six months of 2024. This increase was due to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding. Diluted weighted-average common shares outstanding declined 11% from 185.5 million shares for the six months ended June 30, 2024 to 165.9 million shares for the six months ended June 30, 2025, due primarily to repurchases of common shares under our share repurchase program.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended June 30, 2025
Net sales	$491	$547	$610	$117	$125	$1,890
Cost of sales	355	268	340	92	80	1,135
Gross margin	$136	$279	$270	$25	$45	$755
Gross margin percentage	27.7%	51.0%	44.3%	21.4%	36.0%	39.9%
Three months ended June 30, 2024
Net sales	$409	$457	$475	$98	$133	$1,572
Cost of sales	262	230	259	75	67	893
Gross margin	$147	$227	$216	$23	$66	$679
Gross margin percentage	35.9%	49.7%	45.5%	23.5%	49.6%	43.2%
Six months ended June 30, 2025
Net sales	$1,011	$986	$1,080	$218	$258	$3,553
Cost of sales	689	534	668	177	158	2,226
Gross margin	$322	$452	$412	$41	$100	$1,327
Gross margin percentage	31.8%	45.8%	38.1%	18.8%	38.8%	37.3%
Six months ended June 30, 2024
Net sales	$811	$864	$900	$212	$255	$3,042
Cost of sales	599	483	541	180	151	1,954
Gross margin	$212	$381	$359	$32	$104	$1,088
Gross margin percentage	26.1%	44.1%	39.9%	15.1%	40.8%	35.8%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$491	$409	$82	20%	$1,011	$811	$200	25%
Cost of sales	355	262	93	35%	689	599	90	15%
Gross margin	$136	$147	$(11)	(7)%	$322	$212	$110	52%
Gross margin percentage	27.7%	35.9%	(8.2)%		31.8%	26.1%	5.7%
Sales volume by product tons (000s)	1,087	979	108	11%	2,233	1,897	336	18%
Sales volume by nutrient tons (000s)(1)	891	802	89	11%	1,831	1,555	276	18%
Average selling price per product ton	$452	$418	$34	8%	$453	$428	$25	6%
Average selling price per nutrient ton(1)	$551	$510	$41	8%	$552	$522	$30	6%
Gross margin per product ton	$125	$150	$(25)	(17)%	$144	$112	$32	29%
Gross margin per nutrient ton(1)	$153	$183	$(30)	(16)%	$176	$136	$40	29%
Depreciation and amortization	$52	$49	$3	6%	$100	$121	$(21)	(17)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$—	$—	—%	$1	$(12)	$13	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2025 Compared to Second Quarter of 2024
Net Sales.    Net sales in our Ammonia segment increased by $82 million, or 20%, to $491 million in the second quarter of 2025 from $409 million in the second quarter of 2024. The increase in our net sales reflects an 8% increase in average selling prices and an 11% increase in sales volume. Average selling prices increased to $452 per ton in the second quarter of 2025 compared to $418 per ton in the second quarter of 2024. The increase in our average selling price was due primarily to higher global energy costs that raised the global market clearing price required to meet global demand.
Ammonia sales volume in the second quarter of 2025 was 1.1 million tons, an increase of 11% compared to 1.0 million tons in the second quarter of 2024. The increase in sales volume was due primarily to favorable weather in the second quarter of 2025, which resulted in higher spring ammonia applications, supported by higher supply availability driven by higher beginning inventory entering the second quarter of 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $327 per ton in the second quarter of 2025, a 22% increase from $268 per ton in the second quarter of 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the second quarter of 2025 compared to the second quarter of 2024.
Gross Margin.    Gross margin in our Ammonia segment decreased by $11 million, or 7%, to $136 million in the second quarter of 2025 from $147 million in the second quarter of 2024, and our gross margin percentage was 27.7% in the second quarter of 2025 compared to 35.9% in the second quarter of 2024. The decrease in gross margin was due primarily to an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $47 million and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $40 million. These factors that decreased gross margin were partially offset by an 8% increase in average selling prices, which increased gross margin by $52 million and an 11% increase in sales volume, which increased gross margin by $24 million.

CF INDUSTRIES HOLDINGS, INC.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales.    Net sales in our Ammonia segment increased by $200 million, or 25%, to $1.01 billion in the six months ended June 30, 2025 from $811 million in the six months ended June 30, 2024. The increase in our net sales reflects an 18% increase in sales volume and a 6% increase in average selling prices. Average selling prices increased to $453 per ton in the six months ended June 30, 2025 compared to $428 per ton in the six months ended June 30, 2024 as higher global energy costs, due in part to gas curtailments and higher gas costs in Europe, raised the global market clearing price required to meet global demand.
Ammonia sales volume in the six months ended June 30, 2025 was 2.2 million tons, an increase of 18% compared to 1.9 million tons in the six months ended June 30, 2024. The increase in sales volume was due primarily to higher supply availability as a result of increased production in the first quarter of 2025 compared to the first quarter of 2024, which was adversely impacted by production outages from a winter storm.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $309 per ton in the six months ended June 30, 2025, a 2% decrease from $316 per ton in the six months ended June 30, 2024. The decrease was due primarily to lower costs for maintenance activity in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which included higher costs for maintenance, repairs and certain unabsorbed fixed costs as a result of plant downtime, including the impact of the adverse weather in the first quarter of 2024 as discussed above, partially offset by higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Ammonia segment increased by $110 million, or 52%, to $322 million in the six months ended June 30, 2025 from $212 million in the six months ended June 30, 2024, and our gross margin percentage was 31.8% in the six months ended June 30, 2025 compared to 26.1% in the six months ended June 30, 2024. The increase in gross margin was due primarily to an 18% increase in sales volume, which increased gross margin by $83 million, a 6% increase in average selling prices, which increased gross margin by $64 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $26 million. These factors that increased gross margin were partially offset by the impact of an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $50 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the six months ended June 30, 2025 compared to a $12 million gain in the six months ended June 30, 2024.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$547	$457	$90	20%	$986	$864	$122	14%
Cost of sales	268	230	38	17%	534	483	51	11%
Gross margin	$279	$227	$52	23%	$452	$381	$71	19%
Gross margin percentage	51.0%	49.7%	1.3%		45.8%	44.1%	1.7%
Sales volume by product tons (000s)	1,188	1,251	(63)	(5)%	2,313	2,343	(30)	(1)%
Sales volume by nutrient tons (000s)(1)	548	576	(28)	(5)%	1,065	1,078	(13)	(1)%
Average selling price per product ton	$460	$365	$95	26%	$426	$369	$57	15%
Average selling price per nutrient ton(1)	$998	$793	$205	26%	$926	$801	$125	16%
Gross margin per product ton	$235	$181	$54	30%	$195	$163	$32	20%
Gross margin per nutrient ton(1)	$509	$394	$115	29%	$424	$353	$71	20%
Depreciation and amortization	$72	$76	$(4)	(5)%	$143	$145	$(2)	(1)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$—	$(9)	$9	100%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.
Second Quarter of 2025 Compared to Second Quarter of 2024
Net Sales.    Net sales in our Granular Urea segment increased $90 million, or 20%, to $547 million in the second quarter of 2025 from $457 million in the second quarter of 2024. The increase in our net sales reflects a 26% increase in average selling prices, partially offset by a 5% decrease in sales volume. Average selling prices increased to $460 per ton in the second quarter of 2025 compared to $365 per ton in the second quarter of 2024. The increase in our average selling price was due primarily to higher global energy costs and natural gas availability-related supply disruptions in Egypt and Iran, which raised the global market clearing price required to meet global demand, including continued strong demand in India and the Northern Hemisphere. The decrease in sales volume was due primarily to decreased supply availability as a result of lower production in the second quarter of 2025 compared to the second quarter of 2024.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $225 per ton in the second quarter of 2025, a 22% increase from $184 per ton in the second quarter of 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the second quarter of 2025 compared to the second quarter of 2024.
Gross Margin.    Gross margin in our Granular Urea segment increased by $52 million, or 23%, to $279 million in the second quarter of 2025 from $227 million in the second quarter of 2024, and our gross margin percentage was 51.0% in the second quarter of 2025 compared to 49.7% in the second quarter of 2024. The increase in gross margin was due primarily to a 26% increase in average selling prices, which increased gross margin by $108 million. This increase in gross margin was partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $34 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $16 million, and a 5% decrease in sales volume, which decreased gross margin by $6 million.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales.    Net sales in our Granular Urea segment increased $122 million, or 14%, to $986 million in the six months ended June 30, 2025 from $864 million in the six months ended June 30, 2024 due primarily to a 15% increase in average selling prices, partially offset by a 1% decrease in sales volume. Average selling prices increased to $426 per ton in the six months ended June 30, 2025 compared to $369 per ton in the six months ended June 30, 2024 as higher global energy costs and natural gas availability-related supply disruptions in Egypt and Iran, which raised the global market clearing price required to meet global demand, including continued strong demand in India and the Northern Hemisphere.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $231 per ton in the six months ended June 30, 2025, a 12% increase from $206 per ton in the six months ended June 30, 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment increased by $71 million, or 19%, to $452 million in the six months ended June 30, 2025 from $381 million in the six months ended June 30, 2024, and our gross margin percentage was 45.8% in the six months ended June 30, 2025 compared to 44.1% in the six months ended June 30, 2024. The increase in gross margin was due primarily to a 15% increase in average selling prices, which increased gross margin by $127 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $4 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $50 million, and a 1% decrease in sales volume, which decreased gross margin by $1 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$610	$475	$135	28%	$1,080	$900	$180	20%
Cost of sales	340	259	81	31%	668	541	127	23%
Gross margin	$270	$216	$54	25%	$412	$359	$53	15%
Gross margin percentage	44.3%	45.5%	(1.2)%		38.1%	39.9%	(1.8)%
Sales volume by product tons (000s)	1,902	1,748	154	9%	3,777	3,359	418	12%
Sales volume by nutrient tons (000s)(1)	602	553	49	9%	1,195	1,062	133	13%
Average selling price per product ton	$321	$272	$49	18%	$286	$268	$18	7%
Average selling price per nutrient ton(1)	$1,013	$859	$154	18%	$904	$847	$57	7%
Gross margin per product ton	$142	$124	$18	15%	$109	$107	$2	2%
Gross margin per nutrient ton(1)	$449	$391	$58	15%	$345	$338	$7	2%
Depreciation and amortization	$72	$68	$4	6%	$145	$137	$8	6%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$—	$—	—%	$1	$(10)	$11	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2025 Compared to Second Quarter of 2024
Net Sales.    Net sales in our UAN segment increased $135 million, or 28%, to $610 million in the second quarter of 2025 from $475 million in the second quarter of 2024 due primarily to an 18% increase in average selling prices and a 9% increase in sales volume. Average selling prices increased to $321 per ton in the second quarter of 2025 compared to $272 per ton in the second quarter of 2024 due primarily to higher global energy costs, which raised the global market clearing price required to meet global demand. Sales volume was higher due primarily to inventory drawdown to meet strong domestic and international demand.
Cost of Sales.    Cost of sales in our UAN segment averaged $179 per ton in the second quarter of 2025, a 21% increase from $148 per ton in second quarter of 2024, due primarily to higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the second quarter of 2025 compared to the second quarter of 2024.
Gross Margin.    Gross margin in our UAN segment increased by $54 million, or 25%, to $270 million in the second quarter of 2025 from $216 million in the second quarter of 2024, and our gross margin percentage was 44.3% in the second quarter of 2025 compared to 45.5% in the second quarter of 2024. The increase in gross margin was due primarily to an 18% increase in average selling prices, which increased gross margin by $86 million, and a 9% increase in sales volume, which increased gross margin by $32 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $43 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $21 million.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales.    Net sales in our UAN segment increased $180 million, or 20%, to $1.08 billion in the six months ended June 30, 2025 from $900 million in the six months ended June 30, 2024 due primarily to a 12% increase in sales volume and a 7% increase in average selling prices. The increase in sales volume was due primarily to inventory drawdown to meet strong domestic and international demand and higher supply availability as a result of higher production in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and higher beginning inventory entering 2025. Average selling prices

CF INDUSTRIES HOLDINGS, INC.
increased to $286 per ton in the six months ended June 30, 2025 compared to $268 per ton in the six months ended June 30, 2024 due primarily to higher global energy costs, which raised the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our UAN segment averaged $177 per ton in the six months ended June 30, 2025, a 10% increase from $161 per ton in the six months ended June 30, 2024, due primarily to higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment increased by $53 million, or 15%, to $412 million in the six months ended June 30, 2025 from $359 million in the six months ended June 30, 2024, and our gross margin percentage was 38.1% in the six months ended June 30, 2025 compared to 39.9% in the six months ended June 30, 2024. The increase in gross margin was due primarily to a 7% increase in average selling prices, which increased gross margin by $63 million, and a 12% increase in sales volume, which increased gross margin by $63 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $59 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $3 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the six months ended June 30, 2025 compared to a $10 million gain in the six months ended June 30, 2024.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$117	$98	$19	19%	$218	$212	$6	3%
Cost of sales	92	75	17	23%	177	180	(3)	(2)%
Gross margin	$25	$23	$2	9%	$41	$32	$9	28%
Gross margin percentage	21.4%	23.5%	(2.1)%		18.8%	15.1%	3.7%
Sales volume by product tons (000s)	378	340	38	11%	706	730	(24)	(3)%
Sales volume by nutrient tons (000s)(1)	130	116	14	12%	243	250	(7)	(3)%
Average selling price per product ton	$310	$288	$22	8%	$309	$290	$19	7%
Average selling price per nutrient ton(1)	$900	$845	$55	7%	$897	$848	$49	6%
Gross margin per product ton	$66	$68	$(2)	(3)%	$58	$44	$14	32%
Gross margin per nutrient ton(1)	$192	$198	$(6)	(3)%	$169	$128	$41	32%
Depreciation and amortization	$10	$7	$3	43%	$18	$20	$(2)	(10)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$—	$(1)	$1	100%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2025 Compared to Second Quarter of 2024
Net Sales.    Net sales in our AN segment increased $19 million, or 19%, to $117 million in the second quarter of 2025 from $98 million in the second quarter of 2024 due to an 8% increase in average selling prices and an 11% increase in sales volume. Average selling prices increased to $310 per ton in the second quarter of 2025 compared to $288 per ton in the second quarter of 2024 as higher global energy costs raised the global market clearing price required to meet global demand. Sales volume was higher due primarily to higher beginning inventory entering the second quarter of 2025.
Cost of Sales.    Cost of sales in our AN segment averaged $244 per ton in the second quarter of 2025, an 11% increase from $220 per ton in the second quarter of 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our AN segment increased $2 million, or 9%, to $25 million in the second quarter of 2025 from $23 million in the second quarter of 2024, and our gross margin percentage was 21.4% in the second quarter of 2025

CF INDUSTRIES HOLDINGS, INC.
compared to 23.5% in the second quarter of 2024. The increase in gross margin was due primarily to an 8% increase in average selling prices, which increased gross margin by $11 million, and an 11% increase in sales volume, which increased gross margin by $5 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $7 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $7 million.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales.    Net sales in our AN segment increased $6 million, or 3%, to $218 million in the six months ended June 30, 2025 from $212 million in the six months ended June 30, 2024 due to a 7% increase in average selling prices, partially offset by a 3% decrease in sales volume. Average selling prices increased to $309 per ton in the six months ended June 30, 2025 compared to $290 per ton in the six months ended June 30, 2024 as higher global energy costs raised the global market clearing price required to meet global demand. Sales volume was lower due primarily to lower supply availability due to lower beginning inventory entering 2025 and lower production in the six months ended June 30, 2025.
Cost of Sales.    Cost of sales in our AN segment averaged $251 per ton in the six months ended June 30, 2025, a 2% increase from $246 per ton in the six months ended June 30, 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, partially offset by lower costs for maintenance activity in North America.
Gross Margin.    Gross margin in our AN segment increased $9 million, or 28%, to $41 million in the six months ended June 30, 2025 from $32 million in the six months ended June 30, 2024, and our gross margin percentage was 18.8% in the six months ended June 30, 2025 compared to 15.1% in the six months ended June 30, 2024. The increase in gross margin was due primarily to a 7% increase in average selling prices, which increased gross margin by $14 million, a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $3 million, and favorable product mix, which increased gross margin by $2 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $9 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$125	$133	$(8)	(6)%	$258	$255	$3	1%
Cost of sales	80	67	13	19%	158	151	7	5%
Gross margin	$45	$66	$(21)	(32)%	$100	$104	$(4)	(4)%
Gross margin percentage	36.0%	49.6%	(13.6)%		38.8%	40.8%	(2.0)%
Sales volume by product tons (000s)	466	557	(91)	(16)%	996	1,070	(74)	(7)%
Sales volume by nutrient tons (000s)(1)	94	109	(15)	(14)%	200	208	(8)	(4)%
Average selling price per product ton	$268	$239	$29	12%	$259	$238	$21	9%
Average selling price per nutrient ton(1)	$1,330	$1,220	$110	9%	$1,290	$1,226	$64	5%
Gross margin per product ton	$97	$118	$(21)	(18)%	$100	$97	$3	3%
Gross margin per nutrient ton(1)	$479	$606	$(127)	(21)%	$500	$500	$—	—%
Depreciation and amortization	$17	$13	$4	31%	$30	$33	$(3)	(9)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$—	$(2)	$2	100%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2025 Compared to Second Quarter of 2024
Net Sales.    Net sales in our Other segment decreased by $8 million, or 6%, to $125 million in the second quarter of 2025 from $133 million in the second quarter of 2024 due to a 16% decrease in sales volume, partially offset by a 12% increase in average selling prices. The decrease in sales volume primarily reflected lower DEF and nitric acid shipments. Average selling prices increased by 12% as higher global energy costs raised the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our Other segment averaged $171 per ton in the second quarter of 2025, a 41% increase from $121 per ton in the second quarter of 2024, due primarily to higher costs associated with maintenance activity, and higher realized natural gas costs, including the impact of realized derivatives, in the second quarter of 2025 compared to the second quarter of 2024.
Gross Margin.    Gross margin in our Other segment decreased by $21 million, or 32%, to $45 million in the second quarter of 2025 from $66 million in the second quarter of 2024, and our gross margin percentage was 36.0% in the second quarter of 2025 compared to 49.6% in the second quarter of 2024. The decrease in gross margin was due primarily to a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $14 million, a 16% decrease in sales volume, which decreased gross margin by $14 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $5 million. These factors that decreased gross margin were partially offset by a 12% increase in average selling prices, which increased gross margin by $13 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2024.

CF INDUSTRIES HOLDINGS, INC.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales.    Net sales in our Other segment increased by $3 million, or 1%, to $258 million in the six months ended June 30, 2025 from $255 million in the six months ended June 30, 2024 due to a 9% increase in average selling prices, partially offset by a 7% decrease in sales volume. Average selling prices increased as higher global energy costs raised the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to lower nitric acid and DEF sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $159 per ton in the six months ended June 30, 2025, a 13% increase from $141 per ton in the six months ended June 30, 2024, due primarily to the impact of higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Gross Margin.    Gross margin in our Other segment decreased by $4 million, or 4%, to $100 million in the six months ended June 30, 2025 from $104 million in the six months ended June 30, 2024, and our gross margin percentage was 38.8% in the six months ended June 30, 2025 compared to 40.8% in the six months ended June 30, 2024. The decrease in gross margin was due primarily to a 7% decrease in sales volume, which decreased gross margin by $10 million, an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $8 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $3 million. These factors that decreased gross margin were partially offset by a 9% increase in average selling prices, which increased gross margin by $19 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2024.
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
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our revolving credit agreement. At June 30, 2025, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
As of June 30, 2025, our cash and cash equivalents balance was $1.69 billion, an increase of $72 million from $1.61 billion at December 31, 2024, and consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents, excluding amounts related to Blue Point Number One, LLC	$1,422	$1,614
Cash and cash equivalents—Blue Point Number One, LLC	264	—
Total cash and cash equivalents	$1,686	$1,614
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

CF INDUSTRIES HOLDINGS, INC.
Blue Point Joint Venture
On April 8, 2025, we announced that we formed a joint venture, Blue Point Number One, LLC, with JERA and Mitsui for the construction, production and offtake of low-carbon ammonia. We hold 40% ownership, JERA holds 35% ownership, and Mitsui holds 25% ownership in the Blue Point joint venture. Under the terms of the Blue Point joint venture’s limited liability company agreement, JERA has a conditional option to reduce its ownership percentage that expires on December 31, 2025. If the specified condition is met, JERA can reduce its ownership below 35% but not lower than 20%. We would have the right and obligation to increase our ownership by the same amount that JERA reduces its ownership.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an ATR ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the second quarter of 2025, we, JERA and Mitsui made initial capital contributions of $157 million, $137 million and $98 million, respectively, to the Blue Point joint venture. We funded $114 million of our contribution with cash and $43 million through a non-cash contribution of a license to use certain intellectual property.
In June 2025, the Blue Point joint venture executed agreements, including a long-term supply agreement, for a subsidiary of Linde plc to design, construct, own, operate and maintain an ASU at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility, eliminating the need for the Blue Point joint venture to construct an ASU. As a result, the total projected cost of the low-carbon ATR ammonia production facility was reduced from approximately $4.0 billion to $3.7 billion.
In addition, we will invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. This infrastructure will be constructed with a similar timeline as the ammonia production facility noted above.
See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point joint venture.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $377 million in the first six months of 2025 compared to $182 million in the first six months of 2024. Our capital expenditures for the first six months of 2025 included $90 million related to the Blue Point joint venture.
The Blue Point joint venture is consolidated in our financial statements, including our statements of cash flows. We currently anticipate that our consolidated capital expenditures for the full year 2025 to be in the range of $800 million to $900 million, consisting of approximately $500 million for our existing operations and approximately $300 million to $400 million representing the Blue Point joint venture’s planned capital expenditures related to construction of the low-carbon ATR ammonia production facility at our Blue Point complex. Also, we anticipate our 2025 capital spending will include up to $25 million related to our construction of the Blue Point complex scalable infrastructure.
Of the Blue Point joint venture’s $300 million to $400 million of planned 2025 capital expenditures, approximately $120 million to $160 million has been, and is expected to be, funded by us, representing our 40% equity interest in the Blue Point joint venture, and approximately $180 million to $240 million has been, and is expected to be, funded by our partners in the joint venture, representing their combined 60% equity interest in the Blue Point joint venture.
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

CF INDUSTRIES HOLDINGS, INC.
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

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	1,513
Shares repurchased in 2025:
First quarter	5.4	434
Second quarter	2.8	202
Total shares repurchased in 2025	8.2	636
Shares repurchased as of June 30, 2025	32.6	$2,574
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2025, we repurchased approximately 8.2 million shares under the 2022 Share Repurchase Program for $636 million. In the six months ended June 30, 2024, we repurchased approximately 8.3 million shares under the 2022 Share Repurchase Program for $652 million, of which $14 million was accrued and unpaid as of June 30, 2024.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006 through 2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. In the fourth quarter of 2024, we received interest relief from the CRA consisting of interest refunds of $21 million and related interest of $2 million. In addition, interest relief from the Alberta TRA is estimated to be approximately $16 million, consisting of interest refunds of $15 million and related interest of $1 million, based on current estimates and foreign currency exchange rates as of June 30, 2025. We expect to receive the interest refunds from the Alberta TRA in the second half of 2025.

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
As of June 30, 2025, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2024, or during the six months ended June 30, 2025 or 2024.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of June 30, 2025, approximately $342 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2025 and December 31, 2024 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2025		December 31, 2024
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$742
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	747	750	746
Total long-term debt		$3,000	$2,973	$3,000	$2,971
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million and $6 million as of June 30, 2025 and December 31, 2024, respectively, and total deferred debt issuance costs were $22 million and $23 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Effective August 23, 2021, these notes are no longer secured, in accordance with the terms of the applicable indenture.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 (the Public Senior Notes) and the 4.500% senior secured notes due December 2026 (the 2026 Notes), each series of notes is guaranteed by CF Holdings.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2025 and December 31, 2024, we had $32 million and $118 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2025, our open natural gas derivative contracts consisted of natural gas basis swaps for 13.6 million MMBtus of natural gas. As of December 31, 2024, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 16.0 million MMBtus of natural gas.
Defined Benefit Pension Plans
We did not contribute any amounts to our pension plans in the six months ended June 30, 2025. Over the remainder of 2025, we expect to contribute approximately $7 million to our pension plans. In 2026 and 2027, we expect to contribute approximately $15 million and $4 million, respectively, to our U.K. pension plans, as currently agreed with the plans’ trustees.
Distributions to Noncontrolling Interest in CFN
On January 31, 2025, CFN distributed $129 million to CHS for the distribution period ended December 31, 2024. On July 31, 2025, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2025 in accordance with CFN’s limited liability company agreement, and CFN distributed $175 million to CHS for this distribution period.
Cash Flows
Net cash provided by operating activities during the first six months of 2025 was $1.15 billion, an increase of $229 million, compared to $920 million in the first six months of 2024. The increase in cash flow from operations was due primarily to an increase in gross margin, driven by higher sales volume and increased average selling prices, partially offset by higher natural gas costs.
Net cash used in investing activities was $368 million in the first six months of 2025 compared to $134 million in the first six months of 2024. Capital expenditures totaled $377 million during the first six months of 2025 compared to $182 million in the first six months of 2024. Our capital expenditures for the first six months of 2025 included $90 million related to the Blue Point joint venture.

CF INDUSTRIES HOLDINGS, INC.
Net cash used in financing activities was $733 million in the first six months of 2025 compared to $998 million in the first six months of 2024. The decrease was due primarily to contributions from noncontrolling interests of $235 million in the first six months of 2025 and a decrease in dividends paid on common stock due to lower shares outstanding as a result of common shares repurchased under our share repurchase program. In the first six months of 2025, dividends paid on common stock was $167 million compared to $188 million in the first six months of 2024.
Critical Accounting Estimates
During the first six months of 2025, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

CF INDUSTRIES HOLDINGS, INC.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for information on our market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates, and our utilization of natural gas derivatives and an analysis of the sensitivity of these derivatives. As of June 30, 2025, we had natural gas derivative contracts for 13.6 million MMBtus covering certain periods through March 2026.
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
(b)    Changes in Internal Control Over Financial Reporting. Other than changes due to the Company’s implementation of a new procurement and plant asset management system, which began in the second quarter of 2025, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2025.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2025 - April 30, 2025	2,562,542	(3)	$73.27	2,562,394	$440,347
May 1, 2025 - May 31, 2025	93,878	(4)	79.43	93,827	432,894
June 1, 2025 - June 30, 2025	72,925	(5)	95.01	69,158	426,350
Total	2,729,345		$74.06	2,725,379
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2022 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers and excise taxes.
(2)On November 2, 2022, we announced that our Board of Directors (the Board) authorized the repurchase of up to $3 billion of CF Holdings common stock, which is effective through December 31, 2025 (the 2022 Share Repurchase Program). On May 6, 2025, we announced that the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon completion of the 2022 Share Repurchase Program and effective through December 31, 2029. These share repurchase programs are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs in Part I of this Quarterly Report on Form 10-Q and in Note 14—Stockholders’ Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(3)Includes 148 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Includes 51 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(5)Includes 3,767 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended June 30, 2025, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (embed within the Inline XBRL document and included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 7, 2025	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2025	By:	/s/ GREGORY D. CAMERON
Gregory D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial Officer)