Form 10-Q
period 2025-09-30
CF Industries Holdings, Inc.
filed 2025-11-06
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
155,974,644 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at November 3, 2025.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net sales	$1,659	$1,370	$5,212	$4,412
Cost of sales	1,027	926	3,253	2,880
Gross margin	632	444	1,959	1,532
Selling, general and administrative expenses	88	78	273	242
U.K. operations restructuring	—	—	23	—
Integration costs	—	—	—	4
Other operating—net	(30)	4	(8)	(18)
Total other operating costs and expenses	58	82	288	228
Equity in earnings of operating affiliate	6	2	12	1
Operating earnings	580	364	1,683	1,305
Interest expense	41	—	114	74
Interest income	(23)	(32)	(57)	(90)
Other non-operating—net	(3)	(4)	(11)	(8)
Earnings before income taxes	565	400	1,637	1,329
Income tax provision	105	59	334	244
Net earnings	460	341	1,303	1,085
Less: Net earnings attributable to noncontrolling interests	107	65	252	195
Net earnings attributable to common stockholders	$353	$276	$1,051	$890
Net earnings per share attributable to common stockholders:
Basic	$2.19	$1.55	$6.40	$4.87
Diluted	$2.19	$1.55	$6.39	$4.86
Weighted-average common shares outstanding:
Basic	161.0	178.4	164.2	182.9
Diluted	161.2	178.6	164.3	183.1
Dividends declared per common share	$0.50	$0.50	$1.50	$1.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Net earnings	$460	$341	$1,303	$1,085
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(30)	27	55	5
Defined benefit plans—net of taxes	1	(4)	(6)	(5)
	(29)	23	49	—
Comprehensive income	431	364	1,352	1,085
Less: Comprehensive income attributable to noncontrolling interests	107	65	252	195
Comprehensive income attributable to common stockholders	$324	$299	$1,100	$890
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2025	December 31, 2024
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents (amount related to variable interest entity (VIE)—2025: $233)	$1,838	$1,614
Accounts receivable—net	602	404
Inventories	367	314
Prepaid income taxes	125	145
Other current assets	46	43
Total current assets	2,978	2,520
Property, plant and equipment—net (amount related to VIE—2025: $301)	6,832	6,735
Investment in affiliate	35	29
Goodwill	2,492	2,492
Intangible assets—net	480	507
Operating lease right-of-use assets	413	266
Other assets	973	917
Total assets	$14,203	$13,466
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses (amount related to VIE—2025: $87)	$716	$603
Income taxes payable	1	2
Customer advances	477	118
Current operating lease liabilities	108	86
Other current liabilities	8	9
Total current liabilities	1,310	818
Long-term debt	2,974	2,971
Deferred income taxes	887	871
Operating lease liabilities	314	189
Supply contract liability	701	724
Other liabilities (amount related to VIE—2025: $1)	322	301
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2025—161,978,419 shares issued and 2024—170,237,254 shares issued	2	2
Paid-in capital	1,252	1,284
Retained earnings	4,195	4,009
Treasury stock—at cost, 2025—4,291,119 shares and 2024—354,264 shares	(369)	(30)
Accumulated other comprehensive loss	(231)	(280)
Total stockholders’ equity	4,849	4,985
Noncontrolling interests	2,846	2,607
Total equity	7,695	7,592
Total liabilities and equity	$14,203	$13,466
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2025	$2	$—	$1,239	$3,924	$(202)	$4,963	$2,858	$7,821
Net earnings	—	—	—	353	—	353	107	460
Other comprehensive loss	—	—	—	—	(29)	(29)	—	(29)
Purchases of treasury stock	—	(369)	—	—	—	(369)	—	(369)
Stock-based compensation expense	—	—	13	—	—	13	—	13
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(82)	—	(82)	—	(82)
Contributions from noncontrolling interests	—	—	—	—	—	—	56	56
Distribution declared to noncontrolling interest	—	—	—	—	—	—	(175)	(175)
Balance as of September 30, 2025	$2	$(369)	$1,252	$4,195	$(231)	$4,849	$2,846	$7,695

Balance as of December 31, 2024	$2	$(30)	$1,284	$4,009	$(280)	$4,985	$2,607	$7,592
Net earnings	—	—	—	1,051	—	1,051	252	1,303
Other comprehensive income	—	—	—	—	49	49	—	49
Purchases of treasury stock	—	(1,011)	—	—	—	(1,011)	—	(1,011)
Retirement of treasury stock	—	683	(66)	(617)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	35	—	—	35	—	35
Dividends and dividend equivalents ($1.50 per share)	—	—	—	(248)	—	(248)	—	(248)
Contributions from noncontrolling interests	—	—	—	—	—	—	291	291
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(304)	(304)
Balance as of September 30, 2025	$2	$(369)	$1,252	$4,195	$(231)	$4,849	$2,846	$7,695

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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Net earnings	$1,303	$1,085
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	670	704
Deferred income taxes	13	(69)
Stock-based compensation expense	35	26
Unrealized net loss (gain) on natural gas derivatives	1	(33)
Gain on sale of emission credits	(8)	(47)
Loss on disposal of property, plant and equipment	2	7
Loss on sale of Ince facility	23	—
Undistributed earnings of affiliate—net of taxes	(7)	(1)
Changes in assets and liabilities:
Accounts receivable—net	(215)	2
Inventories	(54)	(9)
Accrued and prepaid income taxes	19	23
Accounts payable and accrued expenses	60	(9)
Customer advances	358	218
Other—net	13	(46)
Net cash provided by operating activities	2,213	1,851
Investing Activities:
Additions to property, plant and equipment	(724)	(321)
Purchase of Waggaman ammonia production facility	—	2
Proceeds from sale of property, plant and equipment	6	—
Proceeds from sale of Ince facility	4	—
Proceeds from sale of investments held in nonqualified employee benefit trust	—	1
Purchase of emission credits	(1)	(2)
Proceeds from sale of emission credits	8	47
Net cash used in investing activities	(707)	(273)
Financing Activities:
Financing fees	(1)	—
Dividends paid on common stock	(248)	(278)
Contributions from noncontrolling interests	291	—
Distributions to noncontrolling interest	(304)	(308)
Purchases of treasury stock	(1,020)	(1,134)
Proceeds from issuances of common stock under employee stock plans	1	2
Cash paid for shares withheld for taxes	(14)	(25)
Net cash used in financing activities	(1,295)	(1,743)
Effect of exchange rate changes on cash and cash equivalents	13	10
Increase (decrease) in cash and cash equivalents	224	(155)
Cash and cash equivalents at beginning of period	1,614	2,032
Cash and cash equivalents at end of period	$1,838	$1,877

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
2.   New Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU adds new guidance that further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. We intend to adopt ASU No. 2023-09 using a retrospective approach beginning with the consolidated financial statements that will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025. We do not expect the adoption will have a material impact on our income tax disclosures.

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
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 15—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three and nine months ended September 30, 2025 and 2024:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2025
North America	$330	$423	$406	$49	$120	$1,328
Europe and other	127	—	111	73	20	331
Total revenue	$457	$423	$517	$122	$140	$1,659
Three months ended September 30, 2024
North America	$297	$328	$313	$53	$94	$1,085
Europe and other	56	60	93	53	23	285
Total revenue	$353	$388	$406	$106	$117	$1,370

Nine months ended September 30, 2025
North America	$1,111	$1,409	$1,372	$153	$342	$4,387
Europe and other	357	—	225	187	56	825
Total revenue	$1,468	$1,409	$1,597	$340	$398	$5,212
Nine months ended September 30, 2024
North America	$961	$1,180	$1,108	$152	$310	$3,711
Europe and other	203	72	198	166	62	701
Total revenue	$1,164	$1,252	$1,306	$318	$372	$4,412

As of September 30, 2025 and December 31, 2024, we had $477 million and $118 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2025 and 2024, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of September 30, 2025 and December 31, 2024 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of September 30, 2025, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $2.3 billion. We expect to recognize approximately 8% of these performance obligations as revenue in the remainder of 2025, approximately 43% as revenue during 2026-2028, approximately 16% as revenue during 2029-2031, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.2 billion as of September 30, 2025. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2024 will be satisfied in 2025.

CF INDUSTRIES HOLDINGS, INC.
Supply Contract Liability
In connection with our December 1, 2023 acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For both the three months ended September 30, 2025 and 2024, we amortized $8 million of the Supply Contract liability into net sales. For both the nine months ended September 30, 2025 and 2024, we amortized $23 million of the Supply Contract liability into net sales. As of September 30, 2025 and December 31, 2024, we had $701 million and $724 million, respectively, in Supply Contract liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for the remainder of 2025 is approximately $7 million and for each of the fiscal years 2026 to 2030 is approximately $30 million.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$353	$276	$1,051	$890
Basic earnings per common share:
Weighted-average common shares outstanding	161.0	178.4	164.2	182.9
Net earnings attributable to common stockholders	$2.19	$1.55	$6.40	$4.87
Diluted earnings per common share:
Weighted-average common shares outstanding	161.0	178.4	164.2	182.9
Dilutive common shares—stock-based awards	0.2	0.2	0.1	0.2
Diluted weighted-average common shares outstanding	161.2	178.6	164.3	183.1
Net earnings attributable to common stockholders	$2.19	$1.55	$6.39	$4.86
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024.
5.   Inventories
Inventories consist of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Finished goods	$310	$263
Raw materials, spare parts and supplies	57	51
Total inventories	$367	$314

CF INDUSTRIES HOLDINGS, INC.
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Land	$109	$114
Machinery and equipment	13,961	13,801
Buildings and improvements	1,044	1,011
Construction in progress	725	482
Property, plant and equipment(1)	15,839	15,408
Less: Accumulated depreciation and amortization	9,007	8,673
Property, plant and equipment—net	$6,832	$6,735
_______________________________________________________________________________
(1)As of September 30, 2025 and December 31, 2024, we had property, plant and equipment that was accrued but unpaid of $164 million and $101 million, respectively. As of September 30, 2024 and December 31, 2023, we had property, plant and equipment that was accrued but unpaid of $122 million and $68 million, respectively.
Depreciation and amortization related to property, plant and equipment was $215 million and $665 million for the three and nine months ended September 30, 2025, respectively, and $229 million and $701 million for the three and nine months ended September 30, 2024, respectively.
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
The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2025	2024
	(in millions)
Net capitalized plant turnaround costs as of January 1	$363	$352
Additions	183	120
Depreciation	(113)	(134)
Net capitalized plant turnaround costs as of September 30	$433	$338
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
In the first quarter of 2025, the Ince facility was sold, including certain liabilities assumed by the buyer, and we recognized a loss of $23 million on the sale. The loss is reflected in U.K. operations restructuring in our consolidated statement of operations for the nine months ended September 30, 2025.

CF INDUSTRIES HOLDINGS, INC.
7.   Equity Method Investment
We have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the Ammonia segment. As of September 30, 2025, the total carrying value of our equity method investment in PLNL was $35 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $45 million and $100 million for the three and nine months ended September 30, 2025, respectively, and $22 million and $68 million for the three and nine months ended September 30, 2024, respectively.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$439	$—	$—	$439
Cash equivalents:
U.S. and Canadian government obligations	366	—	—	366
Other debt securities	1,033	—	—	1,033
Total cash and cash equivalents	$1,838	$—	$—	$1,838
Nonqualified employee benefit trusts	15	3	—	18

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$168	$—	$—	$168
Cash equivalents:
U.S. and Canadian government obligations	932	—	—	932
Other debt securities	514	—	—	514
Total cash and cash equivalents	$1,614	$—	$—	$1,614
Nonqualified employee benefit trusts	15	2	—	17
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

CF INDUSTRIES HOLDINGS, INC.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2025 and December 31, 2024 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,399	$1,399	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(4)	—	(4)	—

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,446	$1,446	$—	$—
Nonqualified employee benefit trusts	17	17	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(3)	—	(3)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of September 30, 2025 and December 31, 2024, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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

CF INDUSTRIES HOLDINGS, INC.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$2,974	$2,923	$2,971	$2,827
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
9.   Income Taxes
For the three months ended September 30, 2025, we recorded an income tax provision of $105 million on pre-tax income of $565 million, or an effective tax rate of 18.6%, compared to an income tax provision of $59 million on pre-tax income of $400 million, or an effective tax rate of 14.8%, for the three months ended September 30, 2024. For the three months ended September 30, 2024, our income tax provision included a $9 million income tax benefit arising from the finalization of tax return filing positions.
For the nine months ended September 30, 2025, we recorded an income tax provision of $334 million on pre-tax income of $1.64 billion, or an effective tax rate of 20.4%, compared to an income tax provision of $244 million on pre-tax income of $1.33 billion, or an effective tax rate of 18.4%, for the nine months ended September 30, 2024.
Our income tax provision for the nine months ended September 30, 2025 includes $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate for the nine months ended September 30, 2025 by 1.3 percentage points.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended September 30, 2025 of 18.6%, which is based on pre-tax income of $565 million, including $107 million of earnings attributable to the noncontrolling interests, would be 4.3 percentage points higher if based on pre-tax income exclusive of the $107 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended September 30, 2024 of 14.8%, which is based on pre-tax income of $400 million, including $65 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher if based on pre-tax income exclusive of the $65 million of earnings attributable to the noncontrolling interest.
Our effective tax rate for the nine months ended September 30, 2025 of 20.4%, which is based on pre-tax income of $1.64 billion, including $252 million of earnings attributable to the noncontrolling interests, would be 3.7 percentage points higher if based on pre-tax income exclusive of the $252 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2024 of 18.4%, which is based on pre-tax income of $1.33 billion, including $195 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher if based on pre-tax income exclusive of the $195 million of earnings attributable to the noncontrolling interest.

CF INDUSTRIES HOLDINGS, INC.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006-2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. Based on current estimates and foreign currency exchange rates as of September 30, 2024, the interest relief from the CRA and Alberta TRA was estimated to be approximately $40 million, consisting of interest refunds of $37 million and related interest of $3 million. As a result, in the third quarter of 2024, we recognized a $37 million reduction in interest expense and $3 million of interest income in our consolidated statement of operations.
10.   Financing Agreements
Revolving Credit Agreement
On September 4, 2025, CF Holdings and CF Industries entered into the First Amended and Restated Revolving Credit Agreement (the Revolving Credit Agreement), which amended and restated our senior unsecured revolving credit facility that was scheduled to mature October 26, 2028 (the Prior Credit Agreement). The Revolving Credit Agreement provides for revolving credit facility commitments of up to $750 million with a maturity of September 4, 2030 and has a letter of credit sub-limit of $125 million and a swingline loan sub-limit of $75 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. CF Industries is the lead borrower, and CF Holdings is the sole guarantor, under the Revolving Credit Agreement. CF Industries may designate as borrowers one or more wholly-owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or any other jurisdiction as mutually agreed to by all of the lenders party to the Revolving Credit Agreement, the administrative agent and CF Industries.
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds. Borrowings in U.S. dollars bear interest at a per annum rate equal to, at our option, an applicable adjusted term secured overnight financing rate (or a similar benchmark rate for non-U.S. dollar borrowings) plus a specified margin, or base rate plus a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margins and the amount of the commitment fee will depend on CF Holdings’ credit rating at the time.
As of September 30, 2025, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2025. There were no borrowings outstanding under the Prior Credit Agreement as of December 31, 2024, or during the nine months ended September 30, 2025 or 2024.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including a financial covenant. As of September 30, 2025, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of September 30, 2025, approximately $334 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2025		December 31, 2024
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$742
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	748	750	746
Total long-term debt		$3,000	$2,974	$3,000	$2,971
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million and $6 million as of September 30, 2025 and December 31, 2024, respectively, and total deferred debt issuance costs were $21 million and $23 million as of September 30, 2025 and December 31, 2024, respectively.
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
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Interest on borrowings(1)	$37	$37	$112	$112
Fees on financing agreements and other(1)(2)	4	3	8	7
Interest on tax liabilities(3)	3	(37)	3	(37)
Interest capitalized	(3)	(3)	(9)	(8)
Total interest expense	$41	$—	$114	$74
_______________________________________________________________________________
(1)See Note 10—Financing Agreements for additional information.
(2)Includes interest expense on a finance lease at one of our complexes.
(3)See Note 9—Income Taxes for additional information.
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

CF INDUSTRIES HOLDINGS, INC.
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an autothermal reforming (ATR) ammonia production facility with a carbon dioxide (CO2) dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029. We are responsible for the development, construction, operation and maintenance of the ammonia production facility under contracts with the Blue Point joint venture. We, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point joint venture in accordance with our respective ownership percentages once production commences.
Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the third quarter of 2025, we, JERA and Mitsui made capital contributions of $38 million, $33 million and $23 million, respectively, to the Blue Point joint venture. During the nine months ended September 30, 2025, we, JERA and Mitsui made capital contributions of $195 million, $170 million and $121 million, respectively, to the Blue Point joint venture. We funded $152 million of our contributions with cash and $43 million through a non-cash contribution of a license to use certain intellectual property.
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
The table below summarizes the assets and liabilities of the Blue Point joint venture included in our consolidated balance sheet as of September 30, 2025:

September 30, 2025
(in millions)
Assets
Cash and cash equivalents	$233
Property, plant and equipment—net	301
Total assets	$534
Liabilities
Accounts payable and accrued expenses	$87
Other liabilities	1
Total liabilities	$88
As of September 30, 2025, all assets of the Blue Point joint venture can only be used to settle the obligations of the Blue Point joint venture. In addition, as of September 30, 2025, all liabilities of the Blue Point joint venture are payable to creditors who do not have recourse to the general credit of CF Holdings.
CF Holdings has provided guarantees for certain financial commitments of the Blue Point joint venture to several third-party vendors; however, as of September 30, 2025, no liabilities had been incurred by the Blue Point joint venture to these third-party vendors.

CF INDUSTRIES HOLDINGS, INC.
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

	2025			2024
	CFN	Blue Point	Total	CFN
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,607	$—	$2,607	$2,656
Issuance of noncontrolling interests in Blue Point Number One, LLC	—	291	291	—
Earnings attributable to noncontrolling interests	246	6	252	195
Declaration of distributions payable	(304)	—	(304)	(308)
Balance as of September 30	$2,549	$297	$2,846	$2,543
Distributions payable to noncontrolling interest:
Balance as of January 1	$—	$—	$—	$—
Declaration of distributions payable	304	—	304	308
Distributions to noncontrolling interest	(304)	—	(304)	(308)
Balance as of September 30	$—	$—	$—	$—
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
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock, which is effective through December 31, 2025 (the 2022 Share Repurchase Program). On May 6, 2025, the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon the completion of the 2022 Share Repurchase Program and effective through December 31, 2029 (the 2025 Share Repurchase Program). In October 2025, we completed the 2022 Share Repurchase Program and commenced repurchases under the 2025 Share Repurchase Program.

CF INDUSTRIES HOLDINGS, INC.
The following table summarizes the share repurchases under the 2022 Share Repurchase Program through September 30, 2025.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	1,513
Shares repurchased in 2025:
First quarter	5.4	434
Second quarter	2.8	202
Third quarter	4.3	364
Total shares repurchased in 2025	12.5	1,000
Shares repurchased as of September 30, 2025	36.9	$2,938
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the nine months ended September 30, 2025, we repurchased approximately 12.5 million shares under the 2022 Share Repurchase Program for $1.00 billion, of which $5 million was accrued and unpaid as of September 30, 2025. In the nine months ended September 30, 2025, we retired approximately 8.7 million shares of repurchased stock, and we held 4.3 million shares of treasury stock as of September 30, 2025.
In the nine months ended September 30, 2024, we repurchased approximately 14.4 million shares under the 2022 Share Repurchase Program for $1.13 billion, and we retired approximately 8.5 million shares of repurchased stock.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
Loss arising during the period	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	55	—	(5)	50
Balance as of September 30, 2025	$(166)	$3	$(68)	$(231)

Balance as of December 31, 2023	$(146)	$3	$(66)	$(209)
Loss arising during the period	—	—	(2)	(2)
Effect of exchange rate changes and deferred taxes	5	—	(3)	2
Balance as of September 30, 2024	$(141)	$3	$(71)	$(209)

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
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the three and nine months ended September 30, 2025 and 2024 are presented in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Ammonia
Net sales	$457	$353	$1,468	$1,164
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	99	59	317	200
Unrealized net mark-to-market loss (gain) on natural gas derivatives	—	—	1	(12)
Depreciation and amortization(2)	72	63	187	199
Distribution and storage(3)	37	39	132	118
Freight(4)	16	14	41	38
Other segment items(5)	125	95	360	326
Total cost of sales	349	270	1,038	869
Gross margin	$108	$83	$430	$295

Granular Urea
Net sales	$423	$388	$1,409	$1,252
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	58	54	236	183
Unrealized net mark-to-market gain on natural gas derivatives	—	—	—	(9)
Depreciation and amortization(2)	58	72	201	217
Distribution and storage(3)	3	2	8	7
Freight(4)	6	8	25	28
Other segment items(5)	85	92	274	285
Total cost of sales	210	228	744	711
Gross margin	$213	$160	$665	$541

CF INDUSTRIES HOLDINGS, INC.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
UAN
Net sales	$517	$406	$1,597	$1,306
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	69	54	264	176
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(1)	1	—	(9)
Depreciation and amortization(2)	60	69	205	206
Distribution and storage(3)	13	15	51	47
Freight(4)	36	33	107	106
Other segment items(5)	110	100	328	287
Total cost of sales	287	272	955	813
Gross margin	$230	$134	$642	$493

AN
Net sales	$122	$106	$340	$318
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	10	9	34	25
Unrealized net mark-to-market gain on natural gas derivatives	—	—	—	(1)
Depreciation and amortization(2)	10	10	28	30
Distribution and storage(3)	—	1	—	1
Freight(4)	8	7	24	21
Other segment items(5)	63	55	182	186
Total cost of sales	91	82	268	262
Gross margin	$31	$24	$72	$56

Other(6)
Net sales	$140	$117	$398	$372
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	12	8	39	27
Unrealized net mark-to-market gain on natural gas derivatives	—	—	—	(2)
Depreciation and amortization(2)	17	15	47	48
Distribution and storage(3)	1	—	3	1
Freight(4)	17	15	47	44
Other segment items(5)	43	36	112	107
Total cost of sales	90	74	248	225
Gross margin	$50	$43	$150	$147

CF INDUSTRIES HOLDINGS, INC.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Consolidated
Net sales	$1,659	$1,370	$5,212	$4,412
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	248	184	890	611
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(1)	1	1	(33)
Depreciation and amortization(2)	217	229	668	700
Distribution and storage(3)	54	57	194	174
Freight(4)	83	77	244	237
Other segment items(5)	426	378	1,256	1,191
Total cost of sales	1,027	926	3,253	2,880
Gross margin	632	444	1,959	1,532
Total other operating costs and expenses	58	82	288	228
Equity in earnings of operating affiliate	6	2	12	1
Operating earnings	$580	$364	$1,683	$1,305
_______________________________________________________________________________
(1)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(2)For the three months ended September 30, 2025 and 2024, depreciation and amortization does not include $9 million and $8 million, respectively, of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For the nine months ended September 30, 2025 and 2024, depreciation and amortization does not include $25 million and $27 million, respectively, of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For both the three months ended September 30, 2025 and 2024, depreciation and amortization does not include $8 million of amortization related to the Supply Contract liability, which is recognized in net sales. For both the nine months ended September 30, 2025 and 2024, depreciation and amortization does not include $23 million of amortization related to the Supply Contract liability, which is recognized in net sales. See Note 3—Revenue Recognition for additional information on the Supply Contract liability.
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

Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2025 and December 31, 2024:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Goodwill as of September 30, 2025 and December 31, 2024	$980	$828	$576	$69	$39	$2,492

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
Our principal assets as of September 30, 2025 include:
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
At our Donaldsonville complex, the dehydration and compression unit enables the transportation and permanent geological sequestration of up to 2 million metric tons of CO2 annually that would otherwise have been emitted into the atmosphere. ExxonMobil, our CCS partner for this project, is transporting and permanently storing the CO2. The project qualifies for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 captured and disposed of in secure geological storage. As a result of the Donaldsonville CCS project, we expect to produce up to approximately 1.9 million tons of low-carbon ammonia annually at our Donaldsonville complex.
In July 2025, construction, commissioning and start-up of the dehydration and compression unit at our Donaldsonville complex was completed for a total cost of approximately $200 million.
On an interim basis, ExxonMobil is storing CO2 from our Donaldsonville complex in permanent geologic sites through enhanced oil recovery. Upon receiving its Class VI permit, ExxonMobil plans to transition to dedicated permanent storage, starting with its Rose CCS project (Rose). Rose is one of many dedicated permanent storage sites ExxonMobil is developing along the Gulf Coast to expand its integrated CCS network. The U.S. Environmental Protection Agency issued the final Class

CF INDUSTRIES HOLDINGS, INC.
VI permits for Rose in October 2025. Beginning of storage activities at Rose also requires authorization from the Railroad Commission of Texas.
Construction of the dehydration and compression unit at our Yazoo City complex is expected to cost approximately $100 million. At Yazoo City, CCS is expected to commence in 2028, following construction, commissioning and start-up, and annually is expected to enable the transportation and sequestration of up to approximately 500,000 metric tons of CO2 that would otherwise have been emitted into the atmosphere. The Yazoo City CCS project is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 captured and disposed of in secure geological storage.
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
At our Blue Point complex in Ascension Parish, Louisiana, the Blue Point joint venture is expected to construct an autothermal reforming (ATR) ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. Construction of the ammonia production facility is expected to begin in 2026, with low-carbon ammonia production expected to begin in 2029. We are responsible for the development, construction, operation and maintenance of the ammonia production facility under contracts with the Blue Point joint venture. We, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point joint venture in accordance with our respective ownership percentages once production commences.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the third quarter of 2025, we, JERA and Mitsui made capital contributions of $38 million, $33 million and $23 million, respectively, to the Blue Point joint venture. During the nine months ended September 30, 2025, we, JERA and Mitsui made capital contributions of $195 million, $170 million and $121 million, respectively, to the Blue Point joint venture. We funded $152 million of our contributions with cash and $43 million through a non-cash contribution of a license to use certain intellectual property.
In June 2025, the Blue Point joint venture executed agreements, including a long-term supply agreement, with a subsidiary of Linde plc for them to design, construct, own, operate and maintain an air separation unit (ASU) at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility, eliminating the need for the Blue Point joint venture to construct an ASU. As a result, the total projected cost of the low-carbon ATR ammonia production facility was reduced from approximately $4.0 billion to $3.7 billion.
In addition, we will invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. We will own and operate this infrastructure, and the Blue Point joint venture will compensate us for these services.
The low-carbon ammonia production facility is designed with an annual nameplate capacity of approximately 1.4 million metric tons (approximately 1.5 million tons) and is expected to capture greater than 95% of the CO2 generated from its production of ammonia. The facility is expected to capture, compress and dehydrate approximately 2.3 million metric tons of CO2 annually. Pursuant to a long-term offtake agreement, a joint venture between a subsidiary of Occidental Petroleum Corporation and Enbridge Inc. would then transport the CO2 and permanently sequester it in a Class VI well at its Pelican Sequestration Hub in Louisiana, which is currently under development. The ammonia production facility is expected to qualify for tax credits under Section 45Q of the Internal Revenue Code, which provides a tax credit per metric ton of CO2 captured and disposed of in secure geological storage.

CF INDUSTRIES HOLDINGS, INC.
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
Market Conditions and Current Developments
Government Policies
Since January 20, 2025, the Trump administration has imposed, modified and proposed additional tariffs on a range of products from most countries around the world and has negotiated and is negotiating tariff and trade agreements that have resulted and will continue to result in changes to existing tariffs and other trade policies in the United States and globally. Since March 6, 2025, the United States has excluded from tariffs any products that enter the United States duty-free as a good of Canada pursuant to the United States-Mexico-Canada Agreement, such that U.S. tariffs on Canadian imports are currently not applicable to our Canadian production.
Negotiations between the United States and several countries are ongoing that may change the magnitude, the timing or other aspects of tariffs between these countries. In addition, some of these tariffs have been the subject of litigation, which is ongoing, and may result in the elimination of, or other changes to, some tariffs. In particular, the U.S. Supreme Court is reviewing the imposition of reciprocal tariffs and tariffs on Canada and Mexico, pursuant to the International Emergency Economic Powers Act, with a decision expected in 2026.
Any of the proposed or enacted tariffs and changes to U.S. trading policies may be reinstituted, paused, removed or changed at any time and may be done unpredictably and without notice. Retaliatory tariffs or other imposition of taxes and duties on U.S. exports to trading partners may also be significant and unpredictable.
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
U.S. Tax Legislation
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (the Act) was enacted into law. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation on qualified property, and modifies several international tax provisions, including the foreign-derived intangible income deduction. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal year 2025 and the majority taking effect in future years. The impacts of the Act are reflected in our results for the three months ended September 30, 2025, and did not have a material impact on our income tax expense. However, we expect certain provisions of the Act will affect the timing of cash tax payments in the current fiscal year and future periods.
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
In the third quarter of 2025, the average selling price for our products was $368 per ton, or 29% higher, compared to $286 per ton in the third quarter of 2024. This resulted in an increase in net sales of approximately $370 million for the third quarter of 2025 compared to the third quarter of 2024. Average selling prices for all of our major products were higher in the third quarter of 2025 than in the third quarter of 2024 due primarily to strong demand for all nitrogen products, supply disruptions

CF INDUSTRIES HOLDINGS, INC.
due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. Global demand was particularly strong in the Northern Hemisphere, India and Brazil. In the nine months ended September 30, 2025, the average selling price for our products was $359 per ton, or 15% higher compared to $311 per ton in the nine months ended September 30, 2024. This resulted in an increase in net sales of approximately $657 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Nitrogen Sales Volume
Sales volume was 4.5 million tons in the third quarter of 2025 compared to 4.8 million tons in the third quarter of 2024. Lower sales volume resulted in a decrease in net sales of approximately $81 million. The decrease in sales volume was due primarily to lower supply availability entering the third quarter of 2025 for our Granular Urea and UAN segments. Sales volume in the nine months ended September 30, 2025 was 14.5 million tons compared to 14.2 million tons in the nine months ended September 30, 2024. This resulted in an increase in net sales of approximately $143 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to higher supply availability as a result of increased production in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was adversely impacted by production outages from a winter storm in the first quarter of 2024.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is a significant cost component of our manufactured nitrogen products, representing approximately 34% and 28% of our production costs in the first nine months of 2025 and the year ended December 31, 2024, respectively. Most of our manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which has historically been volatile, directly impacts a substantial portion of our operating expenses.
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
During the third quarter of 2025, natural gas supply continued to increase as production from both traditional gas basins and associated gas from oil basins contributed to the growth. Gas demand was lower in the electricity sector compared to the third quarter of 2024 due primarily to mild temperatures and an increase in renewables and coal-fired power generation. The increased supply and lower demand produced robust storage injections that allowed prices to decrease from an average of $3.50 per MMBtu in the second quarter of 2025 to an average of $3.07 per MMBtu in the third quarter of 2025. U.S. liquefaction facilities set a new record for export volumes as new facilities continued to increase output and existing plants operated near full capacity.
The following table presents the average daily market price of natural gas at the Henry Hub, the most heavily-traded natural gas pricing point in North America, and our cost of natural gas used for production, which includes the impact of realized natural gas derivatives:

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
Average daily market price of natural gas at the Henry Hub (per MMBtu)	$3.03	$2.08	$0.95	46%	$3.48	$2.19	$1.29	59%
Cost of natural gas used for production in cost of sales(1) (per MMBtu)	2.96	2.10	0.86	41%	3.34	2.38	0.96	40%
___________________________________________________________________________
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
In the third quarter of 2025, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 41% to $2.96 per MMBtu from $2.10 per MMBtu in the third quarter of 2024. This increase in natural gas costs resulted in a decrease in gross margin of $73 million compared to the third quarter of 2024. In the nine months ended September 30, 2025, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 40% to $3.34 per MMBtu from $2.38 per MMBtu in the nine months ended September 30, 2024. This increase in natural gas costs resulted in a decrease in gross margin of $249 million.
Low-carbon Ammonia Production Section 45Q Tax Credits
In July 2025, construction, commissioning and start-up of the dehydration and compression unit at our Donaldsonville complex was completed. Section 45Q of the Internal Revenue Code provides a tax credit per metric ton of CO2 captured and disposed of in secure geological storage. As a result, in the third quarter of 2025, we earned approximately $20 million of 45Q tax credits, which is recorded in other operating—net in our consolidated statements of operations for the three and nine months ended September 30, 2025.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $353 million for the three months ended September 30, 2025 compared to $276 million for the three months ended September 30, 2024, an increase in net earnings of $77 million, or 28%. The increase in net earnings for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to an increase in gross margin of $188 million and $20 million of income for 45Q tax credits earned in the three months ended September 30, 2025. These factors that increased net earnings attributable to common stockholders were partially offset by (i) higher interest expense as the third quarter of 2024 included a benefit related to discretionary interest relief granted to us on certain Canadian tax matters, (ii) a higher income tax provision due to higher net earnings in the third quarter of 2025, and (iii) higher net earnings attributable to noncontrolling interests.
Gross margin increased by $188 million, or 42%, to $632 million for the three months ended September 30, 2025 compared to $444 million for the three months ended September 30, 2024. The increase in gross margin was due primarily to a 29% increase in average selling prices to $368 per ton in the third quarter of 2025 from $286 per ton in the third quarter of 2024, which increased gross margin by $370 million, partially offset by higher natural gas costs, including the impact of realized derivatives, which decreased gross margin by $73 million, lower sales volume, which decreased gross margin by $37 million, and higher costs associated with maintenance activity in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Diluted net earnings per share attributable to common stockholders increased $0.64 per share, or 41%, to $2.19 per share in the third quarter of 2025 compared to $1.55 per share in the third quarter of 2024, due to higher net earnings and lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase program. Diluted weighted-average common shares outstanding were 161.2 million shares for the three months ended September 30, 2025, a decrease of 10% compared to diluted weighted-average common shares outstanding of 178.6 million shares for the three months ended September 30, 2024.

CF INDUSTRIES HOLDINGS, INC.
Items Affecting Comparability of Results
For the three months ended September 30, 2025 and 2024, we reported net earnings attributable to common stockholders of $353 million and $276 million, respectively. For the nine months ended September 30, 2025 and 2024, we reported net earnings attributable to common stockholders of $1.05 billion and $890 million, respectively. In addition to the impact of market conditions and current developments, including the 45Q tax credit income, discussed above, certain items affected the comparability of our financial results for the three and nine months ended September 30, 2025 and 2024. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(1)	$(1)	$1	$1	$1	$—	$(33)	$(25)
(Gain) loss on foreign currency transactions(2)(3)	(4)	(3)	1	1	(5)	(5)	2	2
Blue Point joint venture construction costs(2)(3)	2	1	—	—	4	3	—	—
Loss on sale of Ince facility(4)	—	—	—	—	23	21	—	—
Integration costs	—	—	—	—	—	—	4	3
Canada Revenue Agency Competent Authority Matter:
Interest expense (income)—net(5)	—	—	(40)	(39)	—	—	(40)	(39)
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
(5)Included in interest expense and interest income in our consolidated statements of operations.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2025, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $1 million compared to a loss of $1 million in the three months ended September 30, 2024. In the nine months ended September 30, 2025, we recognized an unrealized net mark-to-market loss on natural gas derivatives of $1 million compared to a gain of $33 million in the nine months ended September 30, 2024.
(Gain) loss on foreign currency transactions
In the three months ended September 30, 2025, we recognized a gain on foreign currency transactions of $4 million compared to a loss of $1 million in the three months ended September 30, 2024. In the nine months ended September 30, 2025, we recognized a gain on foreign currency transactions of $5 million compared to a loss of $2 million in the nine months ended September 30, 2024. (Gain) loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including cash held in a foreign currency.
Blue Point joint venture construction costs
In the three and nine months ended September 30, 2025, the Blue Point joint venture incurred costs that were not eligible for capitalization of approximately $2 million and $4 million, respectively, related to the construction of the low-carbon ammonia production facility at our Blue Point complex. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point joint venture.

CF INDUSTRIES HOLDINGS, INC.
Loss on sale of Ince facility
In the second quarter of 2022, we approved and announced our proposed plan to restructure our U.K. operations, including the planned permanent closure of the Ince facility, which had been idled since September 2021. In the third quarter of 2022, the final restructuring plan was approved, and the facility was subsequently decommissioned. In the first quarter of 2025, we sold our Ince facility and recognized a loss of $23 million, which is reflected in U.K. operations restructuring in our consolidated statement of operations for the nine months ended September 30, 2025. See Note 6—Property, Plant and Equipment—Net for additional information on the sale of our Ince facility.
Integration costs
In the nine months ended September 30, 2024, we incurred integration costs of $4 million related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana. We did not incur integration costs in 2025.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006-2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the Canada Revenue Agency (CRA) and Alberta Tax and Revenue Administration (Alberta TRA). In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. Based on estimates and foreign currency exchange rates as of September 30, 2024, the interest relief from the CRA and Alberta TRA was estimated to be approximately $40 million, consisting of interest refunds of $37 million and related interest of $3 million. As a result, in the third quarter of 2024, we recognized $40 million of income consisting of a $37 million reduction in interest expense and $3 million of interest income.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,659	$1,370	$289	21%	$5,212	$4,412	$800	18%
Cost of sales (COS)	1,027	926	101	11%	3,253	2,880	373	13%
Gross margin	632	444	188	42%	1,959	1,532	427	28%
Gross margin percentage	38.1%	32.4%	5.7%		37.6%	34.7%	2.9%
Selling, general and administrative expenses	88	78	10	13%	273	242	31	13%
U.K. operations restructuring	—	—	—	—%	23	—	23	N/M
Integration costs	—	—	—	—%	—	4	(4)	(100)%
Other operating—net	(30)	4	(34)	N/M	(8)	(18)	10	56%
Total other operating costs and expenses	58	82	(24)	(29)%	288	228	60	26%
Equity in earnings of operating affiliate	6	2	4	200%	12	1	11	N/M
Operating earnings	580	364	216	59%	1,683	1,305	378	29%
Interest expense	41	—	41	N/M	114	74	40	54%
Interest income	(23)	(32)	9	28%	(57)	(90)	33	37%
Other non-operating—net	(3)	(4)	1	25%	(11)	(8)	(3)	(38)%
Earnings before income taxes	565	400	165	41%	1,637	1,329	308	23%
Income tax provision	105	59	46	78%	334	244	90	37%
Net earnings	460	341	119	35%	1,303	1,085	218	20%
Less: Net earnings attributable to noncontrolling interests	107	65	42	65%	252	195	57	29%
Net earnings attributable to common stockholders	$353	$276	$77	28%	$1,051	$890	$161	18%
Diluted net earnings per share attributable to common stockholders	$2.19	$1.55	$0.64	41%	$6.39	$4.86	$1.53	31%
Diluted weighted-average common shares outstanding	161.2	178.6	(17.4)	(10)%	164.3	183.1	(18.8)	(10)%
Dividends declared per common share	$0.50	$0.50	$—	—%	$1.50	$1.50	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in COS(1)	$2.96	$2.09	$0.87	42%	$3.35	$2.23	$1.12	50%
Realized derivatives loss (gain) in COS(2)	—	0.01	(0.01)	(100)%	(0.01)	0.15	(0.16)	N/M
Cost of natural gas used for production in COS	$2.96	$2.10	$0.86	41%	$3.34	$2.38	$0.96	40%
Average daily market price of natural gas at the Henry Hub	$3.03	$2.08	$0.95	46%	$3.48	$2.19	$1.29	59%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$1	$(2)	N/M	$1	$(33)	$34	N/M
Depreciation and amortization	$217	$229	$(12)	(5)%	$670	$704	$(34)	(5)%
Capital expenditures	$347	$139	$208	150%	$724	$321	$403	126%
Sales volume by product tons (000s)	4,504	4,797	(293)	(6)%	14,529	14,196	333	2%
Production volume by product tons (000s):
Ammonia(3)	2,440	2,433	7	—%	7,614	7,183	431	6%
Granular urea	1,011	1,167	(156)	(13)%	3,303	3,381	(78)	(2)%
UAN (32%)(4)	1,650	1,521	129	8%	5,231	4,985	246	5%
AN	360	364	(4)	(1)%	1,023	1,038	(15)	(1)%
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

Third Quarter of 2025 Compared to Third Quarter of 2024
Net Sales
Our total net sales increased $289 million, or 21%, to $1.66 billion in the third quarter of 2025 compared to $1.37 billion in the third quarter of 2024, due primarily to higher average selling prices, partially offset by lower sales volume.
Our average selling price was $368 per ton in the third quarter of 2025 compared to $286 per ton in the third quarter of 2024. Average selling prices for all of our major products were higher in the third quarter of 2025 than in the third quarter of 2024 due primarily to strong demand for all nitrogen products, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. Global demand was particularly strong in the Northern Hemisphere, India and Brazil. The impact of higher average selling prices was an increase in net sales of approximately $370 million for the third quarter of 2025 compared to the third quarter of 2024.
Our total sales volume was 4.5 million product tons in the third quarter of 2025 compared to 4.8 million product tons in the third quarter of 2024, as lower sales volume in our Granular Urea and UAN segments was partially offset by higher sales volume in our Ammonia and Other segments. The impact of lower sales volume was a decrease in net sales of approximately $81 million.
Cost of Sales
Our total cost of sales increased $101 million, or 11%, to $1.03 billion in the third quarter of 2025 from $926 million in the third quarter of 2024. The increase in our cost of sales primarily reflects higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $73 million and higher costs in the third quarter of 2025 associated with maintenance activity, partially offset by a decrease in sales volume.
Cost of sales averaged $228 per ton in the third quarter of 2025, an 18% increase compared to $193 per ton in the third quarter of 2024. Our cost of natural gas, including the impact of realized derivatives, increased $0.86 per MMBtu, or 41%, to $2.96 per MMBtu in the third quarter of 2025 from $2.10 per MMBtu in the third quarter of 2024. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10 million to $88 million in the third quarter of 2025 compared to $78 million in the third quarter of 2024. The increase was due primarily to higher incentive compensation due to strong operating performance.
Other Operating—Net
Other operating—net was $30 million of income in the third quarter of 2025 compared to $4 million of expense in the third quarter of 2024. The $30 million of income in the third quarter of 2025 consists primarily of approximately $20 million of 45Q tax credits earned as a result of CO2 sequestered in the third quarter of 2025 and gains on sales of emission credits. The $4 million of expense in the third quarter of 2024 consists primarily of costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $6 million of earnings in the third quarter of 2025 compared to $2 million of earnings in the third quarter of 2024. Higher equity in earnings of operating affiliate in the third quarter of 2025 compared to the third quarter of 2024 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices, partially offset by higher natural gas costs.

CF INDUSTRIES HOLDINGS, INC.
Interest Expense
The increase in interest expense of $41 million in the third quarter of 2025 compared to the third quarter of 2024 was due primarily to a $37 million reduction in interest expense related to discretionary interest relief on Canadian tax matters that was granted in the third quarter of 2024 that did not recur in 2025. This is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Interest Income
Interest income was $23 million in the third quarter of 2025 compared to $32 million in the third quarter of 2024. The decrease of $9 million was due primarily to a decrease in interest income on short-term investments and $3 million in interest income related to discretionary interest relief from Canadian tax matters that was granted in the third quarter of 2024 that did not recur in 2025. This is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Income Tax Provision
For the third quarter of 2025, we recorded an income tax provision of $105 million on pre-tax income of $565 million, or an effective tax rate of 18.6%, compared to an income tax provision of $59 million on pre-tax income of $400 million, or an effective tax rate of 14.8%, for the third quarter of 2024. For the three months ended September 30, 2024, our income tax provision includes a $9 million income tax benefit arising from the finalization of tax return filing positions, which in relation to pre-tax income of $400 million contributed to a lower effective tax rate compared to the U.S. statutory rate of 21%.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the third quarter of 2025 of 18.6%, which is based on pre-tax income of $565 million, including $107 million of earnings attributable to the noncontrolling interests, would be 4.3 percentage points higher, or 22.9%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interests of $107 million. Our effective tax rate for the third quarter of 2024 of 14.8%, which is based on pre-tax income of $400 million, including $65 million of earnings attributable to the noncontrolling interest, would be 2.9 percentage points higher, or 17.7%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $65 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $42 million to $107 million in the third quarter of 2025 compared to $65 million in the third quarter of 2024 due primarily to higher earnings of CFN driven by higher average selling prices, partially offset by higher natural gas costs. In addition, the increase also reflects the earnings attributable to the noncontrolling interests in the Blue Point joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, Note 12—Variable Interest Entity and Note 13—Noncontrolling Interests for additional information on the Blue Point joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.64, or 41%, to $2.19 per share in the third quarter of 2025 from $1.55 per share in the third quarter of 2024. This increase was due primarily to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase program. Diluted weighted-average common shares outstanding declined 10% from 178.6 million shares for the third quarter of 2024 to 161.2 million shares for the third quarter of 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales
Our total net sales increased $800 million, or 18%, to $5.21 billion in the first nine months of 2025 compared to $4.41 billion in the first nine months of 2024, due to higher average selling prices and higher sales volume.
Our average selling price was $359 per ton in the first nine months of 2025 compared to $311 per ton in the first nine months of 2024. Average selling prices for all of our major products were higher in the first nine months of 2025 than in the first nine months of 2024 due primarily to strong demand for all nitrogen products, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. Global demand was particularly strong in the Northern Hemisphere, India and

CF INDUSTRIES HOLDINGS, INC.
Brazil. The impact of higher average selling prices was an increase in net sales of approximately $657 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Our total sales volume was 14.5 million product tons in the first nine months of 2025 compared to 14.2 million product tons in the first nine months of 2024, as higher sales volume in our Ammonia and UAN segments was partially offset by lower sales volume in our Granular Urea, Other and AN segments. The impact of higher sales volume was an increase in net sales of approximately $143 million.
Cost of Sales
Our total cost of sales increased $373 million, or 13%, to $3.25 billion in the first nine months of 2025 from $2.88 billion in the first nine months of 2024. The increase in our cost of sales primarily reflects higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $249 million, and an increase in sales volume, which increased cost of sales by $43 million.
Cost of sales also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the first nine months of 2025 compared to a $33 million gain in the first nine months of 2024.
Cost of sales averaged $224 per ton in the first nine months of 2025, a 10% increase compared to $203 per ton in the first nine months of 2024. Our cost of natural gas, including the impact of realized derivatives, increased $0.96 per MMBtu, or 40%, to $3.34 per MMBtu in the first nine months of 2025 from $2.38 per MMBtu in the first nine months of 2024. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $31 million to $273 million in the first nine months of 2025 compared to $242 million in the first nine months of 2024. The increase was due primarily to higher incentive compensation due to strong operating performance and higher costs related to certain corporate initiatives, including our clean energy initiatives.
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
Integration Costs
In the nine months ended September 30, 2024, we incurred integration costs of $4 million related to our December 1, 2023 acquisition of an ammonia production facility located in Waggaman, Louisiana. We did not incur integration costs in 2025.
Other Operating—Net
Other operating—net was $8 million of income in the first nine months of 2025 compared to $18 million of income in the first nine months of 2024. The $8 million of income in the first nine months of 2025 consists primarily of approximately $20 million of 45Q tax credits earned as a result of CO2 sequestered in the third quarter of 2025 and gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. The $18 million of income in the nine months ended September 30, 2024 consists primarily of gains on sales of emission credits, partially offset by costs related to FEED studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $12 million in the first nine months of 2025 compared to $1 million in the first nine months of 2024. Equity in earnings of operating affiliate in the first nine months of 2025 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices and a plant turnaround at the PLNL facility that occurred in the second quarter of 2024 that did not recur in 2025, partially offset by higher natural gas costs.

CF INDUSTRIES HOLDINGS, INC.
Interest Expense
Interest expense was $114 million in the first nine months of 2025 compared to $74 million in the first nine months of 2024. The increase in interest expense of $40 million in the first nine months of 2025 compared to the first nine months of 2024 was due primarily to a $37 million reduction in interest expense related to discretionary interest relief on Canadian tax matters that was granted in the third quarter of 2024 that did not recur in 2025. This is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Interest Income
Interest income was $57 million in the first nine months of 2025 compared to $90 million in the first nine months of 2024. The decrease of $33 million was due primarily to a decrease in interest income on short-term investments and $3 million in interest income related to discretionary interest relief on Canadian tax matters that was granted in the third quarter of 2024 that did not recur in 2025. This is further described above under “Items Affecting Comparability of Results—Canada Revenue Agency Competent Authority Matter.”
Income Tax Provision
For the nine months ended September 30, 2025, we recorded an income tax provision of $334 million on pre-tax income of $1.64 billion, or an effective tax rate of 20.4%, compared to an income tax provision of $244 million on pre-tax income of $1.33 billion, or an effective tax rate of 18.4%, for the nine months ended September 30, 2024. Our income tax provision for the nine months ended September 30, 2025 includes $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate by 1.3 percentage points.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2025 of 20.4%, which is based on pre-tax income of $1.64 billion, including $252 million of earnings attributable to the noncontrolling interests, would be 3.7 percentage points higher, or 24.1%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interests of $252 million. Our effective tax rate for the nine months ended September 30, 2024 of 18.4%, which is based on pre-tax income of $1.33 billion, including $195 million of earnings attributable to the noncontrolling interest, would be 3.1 percentage points higher, or 21.5%, if based on pre-tax income exclusive of the earnings attributable to the noncontrolling interest of $195 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $57 million to $252 million in the first nine months of 2025 compared to $195 million in the first nine months of 2024 due primarily to higher earnings of CFN driven by higher average selling prices and the impact of higher sales volume, partially offset by higher natural gas costs. In addition, the increase also reflects the earnings attributable to the noncontrolling interests in the Blue Point joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, Note 12—Variable Interest Entity and Note 13—Noncontrolling Interests for additional information on the Blue Point joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $1.53, or 31%, to $6.39 per share in the first nine months of 2025 from $4.86 per share in the first nine months of 2024. This increase was due to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding. Diluted weighted-average common shares outstanding declined 10% from 183.1 million shares for the nine months ended September 30, 2024 to 164.3 million shares for the nine months ended September 30, 2025, due primarily to repurchases of common shares under our share repurchase program.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended September 30, 2025
Net sales	$457	$423	$517	$122	$140	$1,659
Cost of sales	349	210	287	91	90	1,027
Gross margin	$108	$213	$230	$31	$50	$632
Gross margin percentage	23.6%	50.4%	44.5%	25.4%	35.7%	38.1%
Three months ended September 30, 2024
Net sales	$353	$388	$406	$106	$117	$1,370
Cost of sales	270	228	272	82	74	926
Gross margin	$83	$160	$134	$24	$43	$444
Gross margin percentage	23.5%	41.2%	33.0%	22.6%	36.8%	32.4%
Nine months ended September 30, 2025
Net sales	$1,468	$1,409	$1,597	$340	$398	$5,212
Cost of sales	1,038	744	955	268	248	3,253
Gross margin	$430	$665	$642	$72	$150	$1,959
Gross margin percentage	29.3%	47.2%	40.2%	21.2%	37.7%	37.6%
Nine months ended September 30, 2024
Net sales	$1,164	$1,252	$1,306	$318	$372	$4,412
Cost of sales	869	711	813	262	225	2,880
Gross margin	$295	$541	$493	$56	$147	$1,532
Gross margin percentage	25.3%	43.2%	37.7%	17.6%	39.5%	34.7%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$457	$353	$104	29%	$1,468	$1,164	$304	26%
Cost of sales	349	270	79	29%	1,038	869	169	19%
Gross margin	$108	$83	$25	30%	$430	$295	$135	46%
Gross margin percentage	23.6%	23.5%	0.1%		29.3%	25.3%	4.0%
Sales volume by product tons (000s)	1,092	948	144	15%	3,325	2,845	480	17%
Sales volume by nutrient tons (000s)(1)	895	778	117	15%	2,726	2,333	393	17%
Average selling price per product ton	$418	$372	$46	12%	$442	$409	$33	8%
Average selling price per nutrient ton(1)	$511	$454	$57	13%	$539	$499	$40	8%
Gross margin per product ton	$99	$88	$11	13%	$129	$104	$25	24%
Gross margin per nutrient ton(1)	$121	$107	$14	13%	$158	$126	$32	25%
Depreciation and amortization	$64	$55	$9	16%	$164	$176	$(12)	(7)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$—	$—	—%	$1	$(12)	$13	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2025 Compared to Third Quarter of 2024
Net Sales.    Net sales in our Ammonia segment increased by $104 million, or 29%, to $457 million in the third quarter of 2025 from $353 million in the third quarter of 2024. The increase in our net sales reflects a 12% increase in average selling prices and a 15% increase in sales volume. Average selling prices increased to $418 per ton in the third quarter of 2025 compared to $372 per ton in the third quarter of 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand.
Ammonia sales volume in the third quarter of 2025 was 1.1 million tons, an increase of 15% compared to 948,000 tons in the third quarter of 2024. The increase in sales volume was due primarily to strong international shipments in the third quarter of 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $319 per ton in the third quarter of 2025, a 12% increase from $284 per ton in the third quarter of 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, in the third quarter of 2025 compared to the third quarter of 2024.
Gross Margin.    Gross margin in our Ammonia segment increased by $25 million, or 30%, to $108 million in the third quarter of 2025 from $83 million in the third quarter of 2024, and our gross margin percentage was 23.6% in the third quarter of 2025 compared to 23.5% in the third quarter of 2024. The increase in gross margin was due primarily to a 12% increase in average selling prices, which increased gross margin by $62 million and a 15% increase in sales volume, which increased gross margin by $20 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $33 million and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $24 million.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales.    Net sales in our Ammonia segment increased by $304 million, or 26%, to $1.47 billion in the nine months ended September 30, 2025 from $1.16 billion in the nine months ended September 30, 2024. The increase in our net sales

CF INDUSTRIES HOLDINGS, INC.
reflects a 17% increase in sales volume and an 8% increase in average selling prices. Ammonia sales volume in the nine months ended September 30, 2025 was 3.3 million tons, an increase of 17% compared to 2.8 million tons in the nine months ended September 30, 2024. The increase in sales volume was due primarily to higher supply availability as a result of increased production in the first quarter of 2025 compared to the first quarter of 2024, which was adversely impacted by production outages from a winter storm.
Average selling prices increased to $442 per ton in the nine months ended September 30, 2025 compared to $409 per ton in the nine months ended September 30, 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $313 per ton in the nine months ended September 30, 2025, a 3% increase from $305 per ton in the nine months ended September 30, 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, partially offset by lower costs for maintenance activity in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which included higher costs for maintenance, repairs and certain unabsorbed fixed costs as a result of plant downtime, including the impact of the adverse weather in the first quarter of 2024 as discussed above.
Gross Margin.    Gross margin in our Ammonia segment increased by $135 million, or 46%, to $430 million in the nine months ended September 30, 2025 from $295 million in the nine months ended September 30, 2024, and our gross margin percentage was 29.3% in the nine months ended September 30, 2025 compared to 25.3% in the nine months ended September 30, 2024. The increase in gross margin was due primarily to an 8% increase in average selling prices, which increased gross margin by $126 million, a 17% increase in sales volume, which increased gross margin by $103 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $2 million. These factors that increased gross margin were partially offset by the impact of an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $83 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the nine months ended September 30, 2025 compared to a $12 million gain in the nine months ended September 30, 2024.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$423	$388	$35	9%	$1,409	$1,252	$157	13%
Cost of sales	210	228	(18)	(8)%	744	711	33	5%
Gross margin	$213	$160	$53	33%	$665	$541	$124	23%
Gross margin percentage	50.4%	41.2%	9.2%		47.2%	43.2%	4.0%
Sales volume by product tons (000s)	939	1,177	(238)	(20)%	3,252	3,520	(268)	(8)%
Sales volume by nutrient tons (000s)(1)	431	541	(110)	(20)%	1,496	1,619	(123)	(8)%
Average selling price per product ton	$450	$330	$120	36%	$433	$356	$77	22%
Average selling price per nutrient ton(1)	$981	$717	$264	37%	$942	$773	$169	22%
Gross margin per product ton	$227	$136	$91	67%	$204	$154	$50	32%
Gross margin per nutrient ton(1)	$494	$296	$198	67%	$445	$334	$111	33%
Depreciation and amortization	$58	$73	$(15)	(21)%	$201	$218	$(17)	(8)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$—	$(9)	$9	100%
_______________________________________________________________________________
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.
Third Quarter of 2025 Compared to Third Quarter of 2024
Net Sales.    Net sales in our Granular Urea segment increased $35 million, or 9%, to $423 million in the third quarter of 2025 from $388 million in the third quarter of 2024. The increase in our net sales reflects a 36% increase in average selling prices, partially offset by a 20% decrease in sales volume. Average selling prices increased to $450 per ton in the third quarter of 2025 compared to $330 per ton in the third quarter of 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to decreased supply availability as a result of lower production in the third quarter of 2025 compared to the third quarter of 2024.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $223 per ton in the third quarter of 2025, a 15% increase from $194 per ton in the third quarter of 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the third quarter of 2025 compared to the third quarter of 2024.
Gross Margin.    Gross margin in our Granular Urea segment increased by $53 million, or 33%, to $213 million in the third quarter of 2025 from $160 million in the third quarter of 2024, and our gross margin percentage was 50.4% in the third quarter of 2025 compared to 41.2% in the third quarter of 2024. The increase in gross margin was due primarily to a 36% increase in average selling prices, which increased gross margin by $115 million. This increase in gross margin was partially offset by a 20% decrease in sales volume, which decreased gross margin by $37 million, an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $15 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $10 million.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales.    Net sales in our Granular Urea segment increased $157 million, or 13%, to $1.41 billion in the nine months ended September 30, 2025 from $1.25 billion in the nine months ended September 30, 2024 due primarily to a 22% increase in average selling prices, partially offset by an 8% decrease in sales volume. Average selling prices increased to $433 per ton in the nine months ended September 30, 2025 compared to $356 per ton in the nine months ended September 30, 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to decreased supply availability as a result of lower production and lower beginning inventory.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $229 per ton in the nine months ended September 30, 2025, a 13% increase from $202 per ton in the nine months ended September 30, 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our Granular Urea segment increased by $124 million, or 23%, to $665 million in the nine months ended September 30, 2025 from $541 million in the nine months ended September 30, 2024, and our gross margin percentage was 47.2% in the nine months ended September 30, 2025 compared to 43.2% in the nine months ended September 30, 2024. The increase in gross margin was due primarily to a 22% increase in average selling prices, which increased gross margin by $242 million. The increase in average selling prices was partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $65 million, and an 8% decrease in sales volume, which decreased gross margin by $38 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $6 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$517	$406	$111	27%	$1,597	$1,306	$291	22%
Cost of sales	287	272	15	6%	955	813	142	17%
Gross margin	$230	$134	$96	72%	$642	$493	$149	30%
Gross margin percentage	44.5%	33.0%	11.5%		40.2%	37.7%	2.5%
Sales volume by product tons (000s)	1,564	1,799	(235)	(13)%	5,341	5,158	183	4%
Sales volume by nutrient tons (000s)(1)	495	570	(75)	(13)%	1,690	1,632	58	4%
Average selling price per product ton	$331	$226	$105	46%	$299	$253	$46	18%
Average selling price per nutrient ton(1)	$1,044	$712	$332	47%	$945	$800	$145	18%
Gross margin per product ton	$147	$74	$73	99%	$120	$96	$24	25%
Gross margin per nutrient ton(1)	$465	$235	$230	98%	$380	$302	$78	26%
Depreciation and amortization	$60	$69	$(9)	(13)%	$205	$206	$(1)	—%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$1	$(2)	N/M	$—	$(9)	$9	100%
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2025 Compared to Third Quarter of 2024
Net Sales.    Net sales in our UAN segment increased $111 million, or 27%, to $517 million in the third quarter of 2025 from $406 million in the third quarter of 2024 due primarily to a 46% increase in average selling prices, partially offset by a 13% decrease in sales volume. Average selling prices increased to $331 per ton in the third quarter of 2025 compared to $226 per ton in the third quarter of 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. Sales volume was lower due primarily to lower supply availability entering the third quarter of 2025 as a result of inventory drawdown to meet strong domestic and international demand in the second quarter of 2025.
Cost of Sales.    Cost of sales in our UAN segment averaged $184 per ton in the third quarter of 2025, a 21% increase from $152 per ton in third quarter of 2024, due primarily to higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the third quarter of 2025 compared to the third quarter of 2024.
Gross Margin.    Gross margin in our UAN segment increased by $96 million, or 72%, to $230 million in the third quarter of 2025 from $134 million in the third quarter of 2024, and our gross margin percentage was 44.5% in the third quarter of 2025 compared to 33.0% in the third quarter of 2024. The increase in gross margin was due primarily to a 46% increase in average selling prices, which increased gross margin by $165 million. The increase in average selling prices was partially offset by a 13% decrease in sales volume, which decreased gross margin by $28 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $22 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $21 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2025 compared to a loss of $1 million in the third quarter of 2024.

CF INDUSTRIES HOLDINGS, INC.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales.    Net sales in our UAN segment increased $291 million, or 22%, to $1.60 billion in the nine months ended September 30, 2025 from $1.31 billion in the nine months ended September 30, 2024 due primarily to an 18% increase in average selling prices and a 4% increase in sales volume. Average selling prices increased to $299 per ton in the nine months ended September 30, 2025 compared to $253 per ton in the nine months ended September 30, 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. The increase in sales volume was due primarily to higher supply availability as a result of higher production in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 and inventory drawdown to meet strong domestic and international demand in the second quarter of 2025.
Cost of Sales.    Cost of sales in our UAN segment averaged $179 per ton in the nine months ended September 30, 2025, a 14% increase from $157 per ton in the nine months ended September 30, 2024, due primarily to higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our UAN segment increased by $149 million, or 30%, to $642 million in the nine months ended September 30, 2025 from $493 million in the nine months ended September 30, 2024, and our gross margin percentage was 40.2% in the nine months ended September 30, 2025 compared to 37.7% in the nine months ended September 30, 2024. The increase in gross margin was due primarily to an 18% increase in average selling prices, which increased gross margin by $228 million, and a 4% increase in sales volume, which increased gross margin by $35 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $80 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $25 million. Gross margin also includes the impact of a $9 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$122	$106	$16	15%	$340	$318	$22	7%
Cost of sales	91	82	9	11%	268	262	6	2%
Gross margin	$31	$24	$7	29%	$72	$56	$16	29%
Gross margin percentage	25.4%	22.6%	2.8%		21.2%	17.6%	3.6%
Sales volume by product tons (000s)	384	377	7	2%	1,090	1,107	(17)	(2)%
Sales volume by nutrient tons (000s)(1)	133	129	4	3%	376	379	(3)	(1)%
Average selling price per product ton	$318	$281	$37	13%	$312	$287	$25	9%
Average selling price per nutrient ton(1)	$917	$822	$95	12%	$904	$839	$65	8%
Gross margin per product ton	$81	$64	$17	27%	$66	$51	$15	29%
Gross margin per nutrient ton(1)	$233	$186	$47	25%	$191	$148	$43	29%
Depreciation and amortization	$9	$10	$(1)	(10)%	$27	$30	$(3)	(10)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$—	$(1)	$1	100%
_______________________________________________________________________________
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.
Third Quarter of 2025 Compared to Third Quarter of 2024
Net Sales.    Net sales in our AN segment increased $16 million, or 15%, to $122 million in the third quarter of 2025 from $106 million in the third quarter of 2024 due to a 13% increase in average selling prices and a 2% increase in sales volume. Average selling prices increased to $318 per ton in the third quarter of 2025 compared to $281 per ton in the third quarter of 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand.
Cost of Sales.    Cost of sales in our AN segment averaged $237 per ton in the third quarter of 2025, a 9% increase from $217 per ton in the third quarter of 2024. The increase was due primarily to higher costs associated with maintenance activity in the third quarter of 2025 compared to the third quarter of 2024.
Gross Margin.    Gross margin in our AN segment increased $7 million, or 29%, to $31 million in the third quarter of 2025 from $24 million in the third quarter of 2024, and our gross margin percentage was 25.4% in the third quarter of 2025 compared to 22.6% in the third quarter of 2024. The increase in gross margin was due primarily to a 13% increase in average selling prices, which increased gross margin by $12 million, and a 2% increase in sales volume, which increased gross margin by $2 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $6 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $1 million.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales.    Net sales in our AN segment increased $22 million, or 7%, to $340 million in the nine months ended September 30, 2025 from $318 million in the nine months ended September 30, 2024 due to a 9% increase in average selling prices, partially offset by a 2% decrease in sales volume. Average selling prices increased to $312 per ton in the nine months ended September 30, 2025 compared to $287 per ton in the nine months ended September 30, 2024 due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. Sales volume was lower due primarily to lower supply availability due to lower beginning inventory entering 2025 and lower production in the nine months ended September 30, 2025.
Cost of Sales.    Cost of sales in our AN segment averaged $246 per ton in the nine months ended September 30, 2025, a 4% increase from $236 per ton in the nine months ended September 30, 2024. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives.
Gross Margin.    Gross margin in our AN segment increased $16 million, or 29%, to $72 million in the nine months ended September 30, 2025 from $56 million in the nine months ended September 30, 2024, and our gross margin percentage was 21.2% in the nine months ended September 30, 2025 compared to 17.6% in the nine months ended September 30, 2024. The increase in gross margin was due primarily to a 9% increase in average selling prices, which increased gross margin by $26 million, and favorable product mix, which increased gross margin by $4 million. These factors that increased gross margin were partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $10 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $3 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 v. 2024		2025	2024	2025 v. 2024
	(dollars in millions, except per ton amounts)
Net sales	$140	$117	$23	20%	$398	$372	$26	7%
Cost of sales	90	74	16	22%	248	225	23	10%
Gross margin	$50	$43	$7	16%	$150	$147	$3	2%
Gross margin percentage	35.7%	36.8%	(1.1)%		37.7%	39.5%	(1.8)%
Sales volume by product tons (000s)	525	496	29	6%	1,521	1,566	(45)	(3)%
Sales volume by nutrient tons (000s)(1)	106	97	9	9%	306	305	1	—%
Average selling price per product ton	$267	$236	$31	13%	$262	$238	$24	10%
Average selling price per nutrient ton(1)	$1,321	$1,206	$115	10%	$1,301	$1,220	$81	7%
Gross margin per product ton	$95	$87	$8	9%	$99	$94	$5	5%
Gross margin per nutrient ton(1)	$472	$443	$29	7%	$490	$482	$8	2%
Depreciation and amortization	$17	$15	$2	13%	$47	$48	$(1)	(2)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$—	$—	—%	$—	$(2)	$2	100%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2025 Compared to Third Quarter of 2024
Net Sales.    Net sales in our Other segment increased by $23 million, or 20%, to $140 million in the third quarter of 2025 from $117 million in the third quarter of 2024 due to a 13% increase in average selling prices and a 6% increase in sales volume. Average selling prices increased by 13% due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. The increase in sales volume was due primarily to higher DEF and nitric acid sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $172 per ton in the third quarter of 2025, a 15% increase from $149 per ton in the third quarter of 2024, due primarily to higher costs associated with maintenance activity, and higher realized natural gas costs, including the impact of realized derivatives, in the third quarter of 2025 compared to the third quarter of 2024.
Gross Margin.    Gross margin in our Other segment increased by $7 million, or 16%, to $50 million in the third quarter of 2025 from $43 million in the third quarter of 2024, and our gross margin percentage was 35.7% in the third quarter of 2025 compared to 36.8% in the third quarter of 2024. The increase in gross margin was due primarily to a 13% increase in average selling prices, which increased gross margin by $16 million, and a 6% increase in sales volume, which increased gross margin by $6 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $12 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $3 million.

CF INDUSTRIES HOLDINGS, INC.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net Sales.    Net sales in our Other segment increased by $26 million, or 7%, to $398 million in the nine months ended September 30, 2025 from $372 million in the nine months ended September 30, 2024 due to a 10% increase in average selling prices, partially offset by a 3% decrease in sales volume. Average selling prices increased by 10% due primarily to strong global nitrogen demand, supply disruptions due to geopolitical issues, unexpected production outages in Egypt, Iran and Russia, and higher global energy costs that raised the global market clearing price required to meet global demand. The decrease in sales volume was due primarily to lower nitric acid and DEF sales volume.
Cost of Sales.    Cost of sales in our Other segment averaged $163 per ton in the nine months ended September 30, 2025, a 13% increase from $144 per ton in the nine months ended September 30, 2024, due primarily to the impact of higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Gross Margin.    Gross margin in our Other segment increased by $3 million, or 2%, to $150 million in the nine months ended September 30, 2025 from $147 million in the nine months ended September 30, 2024, and our gross margin percentage was 37.7% in the nine months ended September 30, 2025 compared to 39.5% in the nine months ended September 30, 2024. The increase in gross margin was due primarily to a 10% increase in average selling prices, which increased gross margin by $35 million. The increase in average selling prices was partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $15 million, an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $11 million, and a 3% decrease in sales volume, which decreased gross margin by $4 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2024.
Liquidity and Capital Resources
Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases, dividends, and our clean energy initiatives. Our working capital requirements are affected by several factors, including demand for our products, selling prices, the level of customer advances, raw material costs, freight costs and seasonal factors inherent in the business. We may also utilize our cash to fund acquisitions. In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market or privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our revolving credit agreement. At September 30, 2025, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On September 4, 2025, CF Holdings and CF Industries entered into the First Amended and Restated Revolving Credit Agreement (the Revolving Credit Agreement), which amended and restated our senior unsecured revolving credit facility that was scheduled to mature October 26, 2028 (Prior Credit Agreement). The Revolving Credit Agreement provides for revolving credit facility commitments of up to $750 million with a maturity of September 4, 2030. See “Debt—Revolving Credit Agreement,” below, for additional information.
As of September 30, 2025, our cash and cash equivalents balance was $1.84 billion, an increase of $224 million from $1.61 billion at December 31, 2024, and consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents, excluding amounts related to Blue Point Number One, LLC	$1,605	$1,614
Cash and cash equivalents held by—Blue Point Number One, LLC	233	—
Total cash and cash equivalents	$1,838	$1,614
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
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the third quarter of 2025, we, JERA and Mitsui made capital contributions of $38 million, $33 million and $23 million, respectively, to the Blue Point joint venture. During the nine months ended September 30, 2025, we, JERA and Mitsui made capital contributions of $195 million, $170 million and $121 million, respectively, to the Blue Point joint venture. We funded $152 million of our contributions with cash and $43 million through a non-cash contribution of a license to use certain intellectual property.
In June 2025, the Blue Point joint venture executed agreements, including a long-term supply agreement, with a subsidiary of Linde plc for them to design, construct, own, operate and maintain an air separation unit (ASU) at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility, eliminating the need for the Blue Point joint venture to construct an ASU. As a result, the total projected cost of the low-carbon ATR ammonia production facility was reduced from approximately $4.0 billion to $3.7 billion.
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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $724 million in the first nine months of 2025 compared to $321 million in the first nine months of 2024. Our capital expenditures for the first nine months of 2025 included $213 million related to the Blue Point joint venture and $2 million related to our construction of the Blue Point complex scalable infrastructure.
The Blue Point joint venture is consolidated in our financial statements, including our statements of cash flows. We currently anticipate that our consolidated capital expenditures for the full year 2025 to be approximately $925 million, consisting of approximately $575 million for our existing operations and approximately $350 million representing the Blue Point joint venture’s planned capital expenditures related to construction of the low-carbon ATR ammonia production facility at our Blue Point complex. Also, we anticipate our 2025 capital spending will include up to $25 million related to our construction of the Blue Point complex scalable infrastructure.
Of the Blue Point joint venture’s $350 million of planned 2025 capital expenditures, approximately $140 million has been funded by us, representing our 40% equity interest in the Blue Point joint venture, and approximately $210 million has been funded by our partners in the joint venture, representing their combined 60% equity interest in the Blue Point joint venture.

CF INDUSTRIES HOLDINGS, INC.
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
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock, which commenced in the second quarter of 2023 upon completion of our previous share repurchase program and is effective through December 31, 2025 (the 2022 Share Repurchase Program). On May 6, 2025, the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon the completion of the 2022 Share Repurchase Program and effective through December 31, 2029 (the 2025 Share Repurchase Program). In October 2025, we completed the 2022 Share Repurchase Program and commenced repurchases under the 2025 Share Repurchase Program.

The following table summarizes the share repurchases under the 2022 Share Repurchase Program through September 30, 2025.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2023	5.6	$425
Shares repurchased in 2024:
First quarter	4.3	347
Second quarter	4.0	305
Third quarter	6.1	476
Fourth quarter	4.4	385
Total shares repurchased in 2024	18.8	1,513
Shares repurchased in 2025:
First quarter	5.4	434
Second quarter	2.8	202
Third quarter	4.3	364
Total shares repurchased in 2025	12.5	1,000
Shares repurchased as of September 30, 2025	36.9	$2,938
______________________________________________________________________________
(1)As defined in the 2022 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the nine months ended September 30, 2025, we repurchased approximately 12.5 million shares under the 2022 Share Repurchase Program for $1.00 billion, of which $5 million was accrued and unpaid as of September 30, 2025. In the nine months ended September 30, 2024, we repurchased approximately 14.4 million shares under the 2022 Share Repurchase Program for $1.13 billion.
Canada Revenue Agency Competent Authority Matter
In the second half of 2022, as a result of the conclusion of arbitration proceedings and the settlement provisions between the United States and Canadian competent authorities related to tax years 2006 through 2011, we paid additional income taxes and related interest of $124 million and $100 million, respectively, to the CRA and Alberta TRA. In the third quarter of 2024, we were informed that the CRA granted us discretionary interest relief for certain tax years from 2006 through 2011. In the fourth quarter of 2024, we received interest relief from the CRA consisting of interest refunds of $21 million and related

CF INDUSTRIES HOLDINGS, INC.
interest of $2 million. In addition, interest relief from the Alberta TRA is estimated to be approximately $16 million, consisting of interest refunds of $15 million and related interest of $1 million, based on current estimates and foreign currency exchange rates as of September 30, 2025. The Company expects to receive the Alberta TRA interest relief during the fourth quarter of 2025. The relief is anticipated to be applied as credits to our account, which will be available to offset future income tax owed to the Alberta TRA.
Debt
Revolving Credit Agreement
On September 4, 2025, CF Holdings and CF Industries entered into the First Amended and Restated Revolving Credit Agreement (the Revolving Credit Agreement), which amended and restated our senior unsecured revolving credit facility that was scheduled to mature October 26, 2028 (the Prior Credit Agreement). The Revolving Credit Agreement provides for revolving credit facility commitments of up to $750 million with a maturity of September 4, 2030, and has a letter of credit sub-limit of $125 million and a swingline loan sub-limit of $75 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. CF Industries is the lead borrower, and CF Holdings is the sole guarantor, under the Revolving Credit Agreement. CF Industries may designate as borrowers one or more wholly-owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or any other jurisdiction as mutually agreed to by all of the lenders party to the Revolving Credit Agreement, the administrative agent and CF Industries.
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euros and British pounds. Borrowings in U.S. dollars bear interest at a per annum rate equal to, at our option, an applicable adjusted term secured overnight financing rate (or a similar benchmark rate for non-U.S. dollar borrowings) plus a specified margin, or base rate plus a specified margin. We are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margins and the amount of the commitment fee will depend on CF Holdings’ credit rating at the time.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including one financial covenant. The financial covenant requires the total net leverage ratio (as defined in the Revolving Credit Agreement) to be no greater than 3.75:1.00 (or 4.25:1.00 for a period of four fiscal quarters after certain material acquisitions) as of the last day of each fiscal quarter.
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
As of September 30, 2025, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2025. There were no borrowings outstanding under the Prior Credit Agreement as of December 31, 2024, or during the nine months ended September 30, 2025 or 2024.
Letters of Credit Under Bilateral Agreement
We are party to a bilateral agreement providing for the issuance of up to $425 million of letters of credit. As of September 30, 2025, approximately $334 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2025		December 31, 2024
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$742
4.950% due June 2043	5.040%	750	742	750	742
5.375% due March 2044	5.478%	750	741	750	741
Senior Secured Notes:
4.500% due December 2026(2)	4.783%	750	748	750	746
Total long-term debt		$3,000	$2,974	$3,000	$2,971
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million and $6 million as of September 30, 2025 and December 31, 2024, respectively, and total deferred debt issuance costs were $21 million and $23 million as of September 30, 2025 and December 31, 2024, respectively.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2025 and December 31, 2024, we had $477 million and $118 million, respectively, in customer advances on our consolidated balance sheets.
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

CF INDUSTRIES HOLDINGS, INC.
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2025, our open natural gas derivative contracts consisted of natural gas basis swaps for 19.4 million MMBtus of natural gas. As of December 31, 2024, our open natural gas derivative contracts consisted of natural gas fixed price swaps and basis swaps for 16.0 million MMBtus of natural gas.
Defined Benefit Pension Plans
We contributed $1 million to our pension plans in the nine months ended September 30, 2025, and we do not expect any contributions to our pension plans over the remainder of 2025. We have agreed with the U.K. pension plans’ trustee that there is no immediate need for cash contributions to our U.K. pension plans, and we are currently in discussions with the trustee regarding future required contributions to our U.K. pension plans.
Distributions to Noncontrolling Interest in CFN
On January 31, 2025, CFN distributed $129 million to CHS for the distribution period ended December 31, 2024. On July 31, 2025, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2025 in accordance with CFN’s limited liability company agreement, and CFN distributed $175 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2025 is approximately $106 million.
Cash Flows
Net cash provided by operating activities during the first nine months of 2025 was $2.21 billion, an increase of $362 million, compared to $1.85 billion in the first nine months of 2024. The increase in cash flow from operations was due primarily to an increase in gross margin, driven by increased average selling prices and higher sales volume, partially offset by higher natural gas costs.
Net cash used in investing activities was $707 million in the first nine months of 2025 compared to $273 million in the first nine months of 2024. Capital expenditures totaled $724 million during the first nine months of 2025 compared to $321 million in the first nine months of 2024. Our capital expenditures for the first nine months of 2025 included $213 million related to the Blue Point joint venture.
Net cash used in financing activities was $1.30 billion in the first nine months of 2025 compared to $1.74 billion in the first nine months of 2024. The decrease in net cash used in financing activities was due primarily to contributions from noncontrolling interests of $291 million in the first nine months of 2025, a decrease in share repurchases, and a decrease in dividends paid on common stock due to lower shares outstanding as a result of common shares repurchased under our share repurchase program. In the first nine months of 2025, we paid $1.02 billion for share repurchases compared to $1.13 billion in the first nine months of 2024. In the first nine months of 2025, dividends paid on common stock was $248 million compared to $278 million in the first nine months of 2024.
Critical Accounting Estimates
During the first nine months of 2025, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

CF INDUSTRIES HOLDINGS, INC.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for information on our market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates, and our utilization of natural gas derivatives and an analysis of the sensitivity of these derivatives. As of September 30, 2025, we had natural gas derivative contracts for 19.4 million MMBtus covering certain periods through March 2026.
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
(b)    Changes in Internal Control Over Financial Reporting. Other than changes due to the Company’s implementation of a new procurement and plant asset management system, which began in the second quarter of 2025 and continued in the third quarter of 2025, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2025.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2025 - July 31, 2025	4,353	(3)	$92.51	—	$426,350
August 1, 2025 - August 31, 2025	2,281,274		84.81	2,281,274	232,880
September 1, 2025 - September 30, 2025	2,005,492	(4)	85.47	2,005,164	61,502
Total	4,291,119		$85.12	4,286,438
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
(3)Consists of shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units and restricted stock units.
(4)Includes 328 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units and restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2025, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index below.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
First Amended and Restated Revolving Credit Agreement, dated as of September 4, 2025, by and among CF Industries Holdings, Inc., CF Industries, Inc., the designated borrower from time to time party thereto, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and the issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 2025)

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (embed within the Inline XBRL document and included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 6, 2025	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2025	By:	/s/ GREGORY D. CAMERON
Gregory D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial Officer)