Form 10-Q
period 2026-03-31
CF Industries Holdings, Inc.
filed 2026-05-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
153,629,274 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at May 4, 2026.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in millions, except per share amounts)
Net sales	$1,986	$1,663
Cost of sales	1,240	1,091
Gross margin	746	572
Selling, general and administrative expenses	103	84
U.K. operations restructuring	—	23
Litigation settlement gain	(170)	—
Other operating (income) expense—net	(44)	14
Total other operating (income) expense—net	(111)	121
Equity in earnings of operating affiliate	6	4
Operating earnings	863	455
Interest expense	39	37
Interest income	(20)	(17)
Other non-operating expense (income)—net	—	(2)
Earnings before income taxes	844	437
Income tax provision	168	86
Net earnings	676	351
Less: Net earnings attributable to noncontrolling interests	61	39
Net earnings attributable to common stockholders	$615	$312
Net earnings per share attributable to common stockholders:
Basic	$3.99	$1.85
Diluted	$3.98	$1.85
Weighted-average common shares outstanding:
Basic	154.2	168.6
Diluted	154.5	168.8
Dividends declared per common share	$0.50	$0.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in millions)
Net earnings	$676	$351
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(22)	11
Derivatives—net of taxes	(1)	—
Defined benefit plans—net of taxes	2	(2)
	(21)	9
Comprehensive income	655	360
Less: Comprehensive income attributable to noncontrolling interests	61	39
Comprehensive income attributable to common stockholders	$594	$321
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2026	December 31, 2025
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents (amount related to variable interest entity (VIE)— 2026: $254, 2025: $130)	$2,042	$1,982
Accounts receivable—net	726	488
Inventories	371	383
Prepaid income taxes	23	105
Other current assets (amount related to VIE—2026: $0, 2025: $1)	229	27
Total current assets	3,391	2,985
Property, plant and equipment—net (amount related to VIE—2026: $410, 2025: $361)	6,724	6,715
Investment in affiliate	39	32
Goodwill	2,492	2,493
Intangible assets—net	470	473
Operating lease right-of-use assets	393	410
Other assets (amount related to VIE—2026: $3, 2025: $1)	1,099	980
Total assets	$14,608	$14,088
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses (amount related to VIE—2026: $36, 2025: $52)	$613	$681
Income taxes payable	90	—
Customer advances	132	77
Current operating lease liabilities	107	110
Other current liabilities	16	19
Total current liabilities	958	887
Long-term debt	3,216	3,215
Deferred income taxes	855	869
Operating lease liabilities	297	311
Supply contract liability	686	694
Other liabilities (amount related to VIE—2026: $1, 2025: $1)	340	337
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2026—153,883,523 shares issued and 2025—153,552,162 shares issued	2	2
Paid-in capital	1,209	1,197
Retained earnings	4,412	3,874
Treasury stock—at cost, 2026—271,944 shares and 2025—0 shares	(25)	—
Accumulated other comprehensive loss	(256)	(235)
Total stockholders’ equity	5,342	4,838
Noncontrolling interests	2,914	2,937
Total equity	8,256	7,775
Total liabilities and equity	$14,608	$14,088
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2025	$2	$—	$1,197	$3,874	$(235)	$4,838	$2,937	$7,775
Net earnings	—	—	—	615	—	615	61	676
Other comprehensive loss	—	—	—	—	(21)	(21)	—	(21)
Purchases of treasury stock	—	(15)	—	—	—	(15)	—	(15)
Acquisition of treasury stock under employee stock plans	—	(10)	—	—	—	(10)	—	(10)
Issuance of $0.01 par value common stock under employee stock plans	—	—	1	—	—	1	—	1
Stock-based compensation expense	—	—	11	—	—	11	—	11
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(77)	—	(77)	—	(77)
Contributions from noncontrolling interests	—	—	—	—	—	—	117	117
Distribution declared to noncontrolling interests	—	—	—	—	—	—	(201)	(201)
Balance as of March 31, 2026	$2	$(25)	$1,209	$4,412	$(256)	$5,342	$2,914	$8,256

Balance as of December 31, 2024	$2	$(30)	$1,284	$4,009	$(280)	$4,985	$2,607	$7,592
Net earnings	—	—	—	312	—	312	39	351
Other comprehensive income	—	—	—	—	9	9	—	9
Purchases of treasury stock	—	(438)	—	—	—	(438)	—	(438)
Retirement of treasury stock	—	30	(3)	(27)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	—	1	—	—	1	—	1
Stock-based compensation expense	—	—	10	—	—	10	—	10
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(86)	—	(86)	—	(86)
Distribution declared to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Balance as of March 31, 2025	$2	$(451)	$1,292	$4,208	$(271)	$4,780	$2,517	$7,297
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Net earnings	$676	$351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	228	221
Deferred income taxes	(12)	(26)
Stock-based compensation expense	11	10
Unrealized net (gain) loss on natural gas derivatives	(3)	2
Loss on disposal of property, plant and equipment	2	1
Litigation settlement gain	(170)	—
Insurance recoveries	(25)	—
Loss on sale of Ince facility	—	23
Undistributed earnings of affiliate—net of taxes	(6)	(4)
Changes in assets and liabilities:
Accounts receivable—net	(239)	(177)
Inventories	2	(43)
Accrued and prepaid income taxes	144	89
Accounts payable and accrued expenses	(75)	16
Customer advances	55	123
Other—net	(92)	—
Net cash provided by operating activities	496	586
Investing Activities:
Additions to property, plant and equipment	(223)	(132)
Proceeds from sale of property, plant and equipment	—	2
Proceeds from sale of Ince facility	—	4
Purchase of emission credits	(2)	—
Net cash used in investing activities	(225)	(126)
Financing Activities:
Dividends paid on common stock	(78)	(86)
Contributions from noncontrolling interests	117	—
Distributions to noncontrolling interests	(201)	(129)
Purchases of treasury stock	(28)	(444)
Proceeds from issuances of common stock under employee stock plans	1	1
Cash paid for shares withheld for taxes	(10)	(13)
Net cash used in financing activities	(199)	(671)
Effect of exchange rate changes on cash and cash equivalents	(12)	3
Increase (decrease) in cash and cash equivalents	60	(208)
Cash and cash equivalents at beginning of period	1,982	1,614
Cash and cash equivalents at end of period	$2,042	$1,406

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement, and other industrial activities. Our value chain consists of manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach. In July 2025, we completed a significant decarbonization project at our Donaldsonville, Louisiana, complex to enable the production of ammonia with a lower carbon intensity than that of ammonia produced through traditional processes (“low-carbon ammonia”). Additionally, we are executing further decarbonization projects in our existing network and constructing a greenfield low-carbon ammonia plant at our Blue Point complex to drive our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy.
Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia. In addition, our low-carbon ammonia products are expected to be used for existing and new applications, such as power generation and steel production in Japan, and to help customers reduce the economic impact of European regulations on the price of carbon.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is to CF Industries Holdings, Inc. only and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements of CF Holdings include the accounts of CF Industries, all of CF Holdings’ majority-owned subsidiaries and a variable interest entity of which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. See Note 12—Variable Interest Entity and Note 15—Noncontrolling Interests for additional information.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2025, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026. The preparation of the unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Such estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, asset retirement obligations, the cost of emission credits required to meet environmental regulations, the cost of customer incentives, the fair values utilized in the allocation of purchase price in an acquisition, useful lives of property and identifiable intangible assets, the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax reserves, including any related interest and penalties, and the assessment of the realizability of deferred tax assets, measurement of the fair values of investments for which markets are not active, the determination of the funded status and annual expense of defined benefit pension and other postretirement plans, and the valuation of stock-based compensation awards granted to employees.

CF INDUSTRIES HOLDINGS, INC.
2.   New Accounting Standard
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure, within the footnotes to the financial statements, of specified costs and expenses disaggregated from the amounts presented on consolidated statements of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that our adoption of this ASU will have on the disclosures in our consolidated financial statements.
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three months ended March 31, 2026 and 2025:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended March 31, 2026
North America	$475	$590	$552	$1	$106	$1,724
Europe and other	152	—	31	57	22	262
Total revenue	$627	$590	$583	$58	$128	$1,986
Three months ended March 31, 2025
North America	$366	$439	$408	$47	$113	$1,373
Europe and other	154	—	62	54	20	290
Total revenue	$520	$439	$470	$101	$133	$1,663
As of March 31, 2026 and December 31, 2025, we had $132 million and $77 million, respectively, in customer advances on our consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the revenue recognized that was included in our customer advances at the beginning of each respective period amounted to approximately $55 million and $93 million, respectively.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of March 31, 2026 and December 31, 2025 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of March 31, 2026, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $2.3 billion. We expect to recognize approximately 17% of these performance obligations as revenue in the remainder of 2026, approximately 34% as revenue during 2027-2029, approximately 16% as revenue during 2030-2032, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $1.2 billion as of March 31, 2026. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2025 will be satisfied in 2026.
Supply Contract Liability
In connection with our December 1, 2023 acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For the three months ended March 31, 2026 and 2025, we amortized approximately $8 million and $7 million, respectively, of the Supply Contract liability into net sales. As of March 31, 2026 and December 31, 2025, we had $686 million and $694 million, respectively, in Supply Contract

CF INDUSTRIES HOLDINGS, INC.
liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for the remainder of 2026 is approximately $22 million and for each of the fiscal years 2027 to 2031 is approximately $30 million.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2026	2025
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$615	$312
Basic earnings per common share:
Weighted-average common shares outstanding	154.2	168.6
Net earnings attributable to common stockholders	$3.99	$1.85
Diluted earnings per common share:
Weighted-average common shares outstanding	154.2	168.6
Dilutive common shares—stock-based awards	0.3	0.2
Diluted weighted-average common shares outstanding	154.5	168.8
Net earnings attributable to common stockholders	$3.98	$1.85
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in the three months ended March 31, 2026 and 2025.
5.   Inventories
Inventories consist of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Finished goods	$319	$332
Raw materials, spare parts and supplies	52	51
Total inventories	$371	$383
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Land	$108	$109
Machinery and equipment	14,014	13,957
Buildings and improvements	1,048	1,043
Construction in progress	801	709
Property, plant and equipment(1)	15,971	15,818
Less: Accumulated depreciation and amortization	9,247	9,103
Property, plant and equipment—net	$6,724	$6,715
_______________________________________________________________________________
(1)As of March 31, 2026 and December 31, 2025, we had property, plant and equipment that was accrued but unpaid of $138 million and $118 million, respectively. As of March 31, 2025 and December 31, 2024, we had property, plant and equipment that was accrued but unpaid of $87 million and $101 million, respectively.

CF INDUSTRIES HOLDINGS, INC.
Depreciation and amortization related to property, plant and equipment was $227 million and $220 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2026	2025
	(in millions)
Net capitalized plant turnaround costs as of January 1	$427	$363
Additions	69	20
Depreciation	(39)	(37)
Effect of exchange rate changes and other	(2)	(3)
Net capitalized plant turnaround costs as of March 31	$455	$343
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. As a result of the property damage incurred and based on estimates and assumptions of a preliminary review of the impact, in the fourth quarter of 2025, we recorded an impairment of certain fixed assets within our North American AN asset group of $25 million, which primarily consisted of machinery and equipment.
The Yazoo City incident is a covered event under our comprehensive insurance coverage for property damage, business interruption and other insurable exposures applicable to our global manufacturing plants and properties. In the first quarter of 2026, we filed initial insurance claims for both property damage and business interruption related to the Yazoo City incident. We have subsequently received initial acceptance of our claims from the insurance carriers and are continuing to work with the carriers to determine the total value of the claims. We expect to receive insurance proceeds over the rebuilding period of the Yazoo City plant.
In the first quarter of 2026, as a result of the $25 million asset impairment previously recorded and the insurance carriers’ acceptance of our claims and authorization for the initial payment, we recognized $25 million of property damage insurance recoveries. The $25 million of recoveries is included in other operating (income) expense—net in our consolidated statement of operations. The corresponding insurance receivable is included in other current assets on our consolidated balance sheet as of March 31, 2026.
No business interruption insurance recoveries were recognized during the first quarter of 2026, as such recoveries represent gain contingencies and are recognized when realized. In April 2026, we received initial proceeds of $75 million, inclusive of the $25 million of property damage insurance recoveries recognized in the first quarter of 2026.
Sale of Ince Facility
In the first quarter of 2025, our previously decommissioned Ince, U.K. facility was sold, including certain liabilities assumed by the buyer. As a result, we recognized a loss of $23 million, which was reflected in U.K. operations restructuring in our consolidated statement of operations for the three months ended March 31, 2025.

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
PLNL operates an ammonia plant that relies on natural gas supplied, under a gas sales contract (the Prior NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). The Prior NGC Contract was scheduled to expire on January 1, 2026. NGC and PLNL had entered into short-term extension letter agreements that provided for the continued supply of gas while the parties sought to negotiate terms and conditions for a new gas sales contract for 2026. In March 2026, NGC and PLNL entered into a new gas sales contract that expires on January 1, 2027. Any NGC commitment to supply gas beyond 2026 would require further negotiations between NGC and PLNL.
If NGC does not make sufficient quantities of natural gas available to PLNL at prices and terms that permit profitable operations, PLNL may cease operating its facility, which would trigger an impairment assessment of our remaining investment in PLNL. As of March 31, 2026, the total carrying value of our equity method investment in PLNL was $39 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $38 million and $34 million for the three months ended March 31, 2026 and 2025, respectively.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$445	$—	$—	$445
Cash equivalents:
U.S. and Canadian government obligations	277	—	—	277
Other debt securities	1,320	—	—	1,320
Total cash and cash equivalents	$2,042	$—	$—	$2,042
Nonqualified employee benefit trusts	15	3	—	18

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$629	$—	$—	$629
Cash equivalents:
U.S. and Canadian government obligations	284	—	—	284
Other debt securities	1,069	—	—	1,069
Total cash and cash equivalents	$1,982	$—	$—	$1,982
Nonqualified employee benefit trusts	15	3	—	18
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2026 and December 31, 2025 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

CF INDUSTRIES HOLDINGS, INC.

	March 31, 2026
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,597	$1,597	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(2)	—	(2)	—

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,353	$1,353	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(5)	—	(5)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of March 31, 2026 and December 31, 2025, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps, basis swaps and options traded in the over-the-counter (OTC) markets with multi-national commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods, and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily a NYMEX futures price index. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$3,216	$3,109	$3,215	$3,131
The fair value of our long-term debt was based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, they are classified as Level 2 inputs.

CF INDUSTRIES HOLDINGS, INC.
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
9.   Income Taxes
For the three months ended March 31, 2026, we recorded an income tax provision of $168 million on pre-tax income of $844 million, or an effective tax rate of 20.0%, compared to an income tax provision of $86 million on pre-tax income of $437 million, or an effective tax rate of 19.8%, for the three months ended March 31, 2025.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended March 31, 2026 of 20.0%, which is based on pre-tax income of $844 million, including $61 million of earnings attributable to the noncontrolling interests, would be 1.5 percentage points higher if based on pre-tax income exclusive of the $61 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended March 31, 2025 of 19.8%, which is based on pre-tax income of $437 million, including $39 million of earnings attributable to the noncontrolling interests, would be 1.9 percentage points higher if based on pre-tax income exclusive of the $39 million of earnings attributable to the noncontrolling interests.
Noncurrent income tax-related assets
As of March 31, 2026 and December 31, 2025, other assets on our consolidated balance sheets include income tax-related assets of $775 million and $654 million, respectively, which primarily relate to transfer pricing matters.
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities in connection with transfer pricing matters. In connection with these ongoing transfer pricing matters, the Company has income tax-related assets consisting primarily of a long-term receivable for tax refunds, for which the Company has a corollary liability for unrecognized tax benefits, and income tax deposits with Canadian taxing authorities made in 2022 and in the first quarter of 2026.
10.   Financing Agreements
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (the Revolving Credit Agreement), which provides for revolving credit facility commitments of up to $750 million with a maturity of September 4, 2030 and includes a letter of credit sub-limit of $125 million and a swingline loan sub-limit of $75 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. CF Industries is the lead borrower, and CF Holdings is the sole guarantor, under the Revolving Credit Agreement.
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
As of March 31, 2026, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the three months ended March 31, 2026, or as of December 31, 2025.

CF INDUSTRIES HOLDINGS, INC.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including one financial covenant. As of March 31, 2026, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Reimbursement Agreement
We are party to a reimbursement agreement providing for the issuance of up to $425 million of letters of credit. As of March 31, 2026, approximately $335 million of letters of credit were outstanding under this agreement. The primary purpose of the letters of credit outstanding is to provide credit support to Canadian taxing authorities for amounts related to certain tax years that were reassessed and objected to, and which have been accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2026 and December 31, 2025 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2026		December 31, 2025
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$743
5.300% due November 2035	5.444%	1,000	989	1,000	989
4.950% due June 2043	5.040%	750	743	750	742
5.375% due March 2044	5.478%	750	741	750	741
Total long-term debt		$3,250	$3,216	$3,250	$3,215
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million as of both March 31, 2026 and December 31, 2025, and total deferred debt issuance costs were $29 million and $30 million as of March 31, 2026 and December 31, 2025, respectively.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2035, 2043 and 2044 (the Public Senior Notes), each series of notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified redemption prices.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2026	2025
	(in millions)
Interest on borrowings(1)	$42	$37
Fees on financing agreements and other(1)	2	2
Interest on tax liabilities	1	—
Interest capitalized	(6)	(2)
Total interest expense	$39	$37
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
Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the first quarter of 2026, we, JERA and Mitsui made capital contributions of $78 million, $68 million and $49 million, respectively, to the Blue Point joint venture.
In addition, we will build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading (the “Common Facilities”).
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
The table below summarizes the assets and liabilities of the Blue Point joint venture included in our consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in millions)
Assets
Cash and cash equivalents	$254	$130
Other current assets	—	1
Property, plant and equipment—net	410	361
Other assets	3	1
Total assets	$667	$493
Liabilities
Accounts payable and accrued expenses	$36	$52
Other liabilities	1	1
Total liabilities	$37	$53
As of March 31, 2026 and December 31, 2025, all assets of the Blue Point joint venture can only be used to settle the obligations of the Blue Point joint venture. In addition, as of March 31, 2026 and December 31, 2025, all liabilities of the Blue Point joint venture are payable to creditors who do not have recourse to the general credit of CF Holdings.
CF Holdings has provided guarantees for certain financial commitments of the Blue Point joint venture to several third-party vendors; however, as of March 31, 2026, no liabilities had been incurred by the Blue Point joint venture to these third-party vendors.

CF INDUSTRIES HOLDINGS, INC.
13. Litigation Settlement Gain
In March 2026, CF Industries Sales, LLC and CF Industries Nitrogen, LLC, both subsidiaries of CF Holdings, signed an agreement to settle litigation with Orica International Pte Ltd and certain other affiliates of Orica Limited (Orica) and Nelson Brothers Inc. and Nelson Brothers LLC. In connection with the resolution of the litigation pursuant to the settlement, Orica agreed to pay us approximately $170 million in cash no later than April 30, 2026, and issued a press release confirming the settlement terms and Orica’s funding source. The settlement also provided for the termination of the AN purchase agreements entered into in February 2014 between the parties.
Upon execution of the settlement agreement, we concluded that the settlement payment was unconditional and legally enforceable, thus the gain contingency was considered realized during the first quarter of 2026. Accordingly, we recognized a gain of approximately $170 million, which is reflected in litigation settlement gain in our consolidated statement of operations for the three months ended March 31, 2026. The corresponding receivable is included in other current assets on our consolidated balance sheet as of March 31, 2026.
On April 30, 2026, we received the cash payment from Orica.
14. Other Operating (Income) Expense—Net
Details of other operating (income) expense—net are as follows:

	Three months ended March 31,
	2026	2025
	(in millions)
Loss on disposal of property, plant and equipment	$2	$1
Loss on foreign currency transactions(1)	3	2
45Q Tax Credits(2)	(24)	—
Insurance recoveries—property damage(3)	(25)	—
Blue Point joint venture development costs(4)	2	—
Other(5)	(2)	11
Other operating (income) expense—net	$(44)	$14
_____________________________________________________________________
(1)Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions.
(2)Represents income earned for tax credits under Section 45Q of the Internal Revenue Code (45Q Tax Credits), which provide a tax credit per metric ton of CO2 captured and disposed of in secure geological storage.
(3)Insurance recoveries relate to property damage incurred in connection with the November 2025 incident at our Yazoo City complex. See Note 6—Property, Plant and Equipment—Net for additional information.
(4)Represents development costs that are not eligible for capitalization and relate to the construction of the low-carbon ammonia production facility at our Blue Point complex.
(5)Other primarily includes costs related to front-end engineering and design studies for our clean energy initiatives and commissioning costs for the decarbonization project at our Donaldsonville complex with carbon capture and sequestration.
15.   Noncontrolling Interests
We have a strategic venture with CHS Inc. (CHS) under which CHS owns an equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings. CHS’ equity interest represents approximately 10% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. We also have a 40% ownership interest in the Blue Point joint venture. JERA and Mitsui own the remaining membership interests. See Note 12—Variable Interest Entity for additional information on the Blue Point joint venture.
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

CF INDUSTRIES HOLDINGS, INC.

	2026			2025
	CFN	Blue Point	Total	CFN
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,644	$293	$2,937	$2,607
Issuance of noncontrolling interests in Blue Point Number One, LLC	—	117	117	—
Earnings attributable to noncontrolling interests	63	(2)	61	39
Declaration of distributions payable	(201)	—	(201)	(129)
Balance as of March 31	$2,506	$408	$2,914	$2,517
Distributions payable to noncontrolling interests:
Balance as of January 1	$—	$—	$—	$—
Declaration of distributions payable	201	—	201	129
Distributions to noncontrolling interests	(201)	—	(201)	(129)
Balance as of March 31	$—	$—	$—	$—
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
16.   Stockholders’ Equity
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
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock effective through December 31, 2025 (the 2022 Share Repurchase Program). On May 6, 2025, the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon the completion of the 2022 Share Repurchase Program and effective through December 31, 2029 (the 2025 Share Repurchase Program). In October 2025, we completed the 2022 Share Repurchase Program and commenced repurchases under the 2025 Share Repurchase Program.
The following table summarizes the share repurchases under the 2025 Share Repurchase Program through March 31, 2026.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2025:
Fourth quarter	3.4	$278
Total shares repurchased in 2025	3.4	$278
Shares repurchased in 2026:
First quarter	0.2	$15
Shares repurchased as of March 31, 2026	3.6	$293
______________________________________________________________________________
(1)As defined in the 2025 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.

CF INDUSTRIES HOLDINGS, INC.
In the three months ended March 31, 2026, we repurchased approximately 155,000 shares under the 2025 Share Repurchase Program for $15 million. In the three months ended March 31, 2025, we repurchased approximately 5.4 million shares under the 2022 Share Repurchase Program for $434 million.
In the three months ended March 31, 2025, we retired approximately 0.4 million shares of repurchased stock.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2025	$(151)	$3	$(87)	$(235)
Effect of exchange rate changes and deferred taxes	(22)	(1)	2	(21)
Balance as of March 31, 2026	$(173)	$2	$(85)	$(256)

Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
Effect of exchange rate changes and deferred taxes	11	—	(2)	9
Balance as of March 31, 2025	$(210)	$3	$(64)	$(271)

CF INDUSTRIES HOLDINGS, INC.
17.   Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our chief operating decision maker (CODM) is our President and Chief Executive Officer, who uses gross margin to evaluate segment performance and allocate resources. The CODM meets periodically with other members of senior management to analyze segment performance, including comparing actual results to projected results, with consideration to the costs incurred to produce and deliver the product. In addition, our CODM uses gross margin by reportable segment to make key operating decisions, such as the determination of capital expenditures and the allocation of operating budgets, to help guide strategic decisions to align with company-wide goals. Other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating (income) expense—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by the CODM. The ammonia and other products that are upgraded into Granular Urea, UAN, AN and Other products are transferred at cost into the results of those products.
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the three months ended March 31, 2026 and 2025 are presented in the tables below.

	Three months ended March 31,
	2026	2025
	(in millions)
Ammonia
Net sales	$627	$520
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	136	110
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(1)	1
Depreciation and amortization(2)	69	55
Distribution and storage(3)	39	37
Freight(4)	15	15
Other segment items(5)	142	116
Total cost of sales	400	334
Gross margin	$227	$186

Granular Urea
Net sales	$590	$439
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	130	95
Unrealized net mark-to-market gain on natural gas derivatives	(1)	—
Depreciation and amortization(2)	76	71
Distribution and storage(3)	4	3
Freight(4)	11	7
Other segment items(5)	115	90
Total cost of sales	335	266
Gross margin	$255	$173

CF INDUSTRIES HOLDINGS, INC.

	Three months ended March 31,
	2026	2025
	(in millions)
UAN
Net sales	$583	$470
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	113	104
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(1)	1
Depreciation and amortization(2)	64	73
Distribution and storage(3)	15	13
Freight(4)	36	36
Other segment items(5)	106	101
Total cost of sales	333	328
Gross margin	$250	$142

AN
Net sales	$58	$101
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	1	10
Depreciation and amortization(2)	3	8
Freight(4)	3	7
Other segment items(5)	62	60
Total cost of sales	69	85
Gross margin	$(11)	$16

Other(6)
Net sales	$128	$133
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	17	15
Depreciation and amortization(2)	16	13
Freight(4)	14	16
Other segment items(5)	56	34
Total cost of sales	103	78
Gross margin	$25	$55

CF INDUSTRIES HOLDINGS, INC.

	Three months ended March 31,
	2026	2025
	(in millions)
Consolidated
Net sales	$1,986	$1,663
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	397	334
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(3)	2
Depreciation and amortization(2)	228	220
Distribution and storage(3)	58	53
Freight(4)	79	81
Other segment items(5)	481	401
Total cost of sales	1,240	1,091
Gross margin	746	572
Total other operating (income) expense—net(7)	(111)	121
Equity in earnings of operating affiliate	6	4
Operating earnings	$863	$455
_______________________________________________________________________________
(1)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(2)For the three months ended March 31, 2026 and 2025, depreciation and amortization does not include $8 million of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For the three months ended March 31, 2026 and 2025, depreciation and amortization does not include $8 million and $7 million, respectively, of amortization related to the Supply Contract liability, which is recognized in net sales. See Note 3—Revenue Recognition for additional information on the Supply Contract liability.
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
(7)Total other operating (income) expense—net for the three months ended March 31, 2026 includes a gain of approximately $170 million related to a litigation settlement. See Note 13—Litigation Settlement Gain for additional information.

Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2026 and December 31, 2025:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Goodwill as of December 31, 2025	$981	$828	$576	$69	$39	$2,493
Effect of exchange rate changes	(1)	—	—	—	—	(1)
Goodwill as of March 31, 2026	$980	$828	$576	$69	$39	$2,492

CF INDUSTRIES HOLDINGS, INC.
18.   Contingencies
On March 7, 2026, a putative class of direct purchasers of nitrogen (N), phosphorus (P), and potassium (K) fertilizer (NPK Fertilizer) in the United States filed a complaint against certain CF Holdings, Mosaic, Nutrien, Koch, Yara, and Canpotex entities in federal court in the Northern District of Illinois. The complaint alleges that the defendants conspired to restrain trade in violation of the Sherman Act. Similar complaints have been filed in other federal district courts on behalf of direct and indirect purchasers. Certain complaints also name The Fertilizer Institute and the International Fertilizer Association as defendants, and some complaints plead additional claims related to the same or similar facts, including under the Clayton Act, state antitrust statutes, state consumer protection and trade practice statutes, and certain common law claims including, for example, unjust enrichment. The class periods vary but generally allege that anticompetitive conduct began in 2020 or 2021. Collectively, the complaints seek treble damages, punitive damages, restitution, injunctive relief, and equitable relief.
Various plaintiffs and defendants have submitted briefing to the Judicial Panel on Multidistrict Litigation (JPML) seeking transfer of all related actions for consolidated pretrial proceedings. The JPML will hear the parties’ requests on May 28, 2026.
The Company disputes plaintiffs’ allegations in each of these complaints and intends to vigorously defend itself in these actions. Management cannot predict the eventual scope, duration or outcome of these actions and is unable to estimate the amount or range of potential losses, if any, at this time.

CF INDUSTRIES HOLDINGS, INC.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations that were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on February 25, 2026, as well as Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is to CF Industries Holdings, Inc. only and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q. The following is an outline of the discussion and analysis included herein:
•Overview of CF Holdings
•Market Conditions and Current Developments
•Financial Executive Summary
•Items Affecting Comparability of Results
•Consolidated Results of Operations
•Operating Results by Business Segment
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncement
•Forward-Looking Statements

Overview of CF Holdings
Our Company
Our mission is to provide clean energy to feed and fuel the world sustainably. With our employees focused on safe and reliable operations, environmental stewardship, and disciplined capital and corporate management, we are on a path to decarbonize our ammonia production network – the world’s largest – to enable low-carbon hydrogen and nitrogen products for energy, fertilizer, emissions abatement, and other industrial activities. Our value chain consists of manufacturing complexes in the United States, Canada and the United Kingdom, an extensive storage, transportation and distribution network in North America, and logistics capabilities enabling a global reach. In July 2025, we completed a significant decarbonization project at our Donaldsonville, Louisiana, complex to enable the production of ammonia with a lower carbon intensity than that of ammonia produced through traditional processes (“low-carbon ammonia”). Additionally, we are executing further decarbonization projects in our existing network and constructing a greenfield low-carbon ammonia plant at our Blue Point complex to drive our strategy to leverage our unique capabilities to accelerate the world’s transition to clean energy.
Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Products derived from ammonia that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia. In addition, our low-carbon ammonia products are expected to be used for existing and new applications, such as power generation and steel production in Japan, and to help customers reduce the economic impact of European regulations on the price of carbon.
Our principal assets as of March 31, 2026 include:
•six U.S. manufacturing facilities located in: Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries Nitrogen, LLC (CFN), of which we own approximately 90% and CHS Inc. (CHS) owns the remainder (see Note 15—Noncontrolling Interests for additional information on our strategic venture with CHS);

CF INDUSTRIES HOLDINGS, INC.
•two Canadian manufacturing facilities located in: Medicine Hat, Alberta (the largest ammonia production complex in Canada); and Courtright, Ontario;
•a United Kingdom manufacturing facility located in Billingham;
•an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States;
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in Trinidad and Tobago that we account for under the equity method; and
•a 40% interest in Blue Point Number One, LLC, a joint venture formed on April 8, 2025 (the Blue Point joint venture), to construct an ammonia manufacturing plant at our Blue Point complex located in Modeste, Louisiana. The joint venture entity is a variable interest entity (VIE) of which we are the primary beneficiary. As a result, we consolidate this entity in our consolidated financial statements, with the combined 60% equity interest owned by our joint venture partners recorded as noncontrolling interests. See “Our Strategy—Blue Point joint venture,” below, for additional information.
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
Our leadership in ammonia production enables us to drive continued operational excellence in our underlying business while investing in decarbonization technologies to produce low-carbon ammonia. These investments allow us to pursue demand for low-carbon ammonia and upgraded products for both traditional and new applications. Traditional applications include agriculture, where low-carbon nitrogen products can be used to reduce the carbon footprint of food production and the life cycle carbon intensity of ethanol production. New growth opportunities include hard-to-abate industries like power generation and marine shipping, for which low-carbon ammonia offers a path to significantly lower carbon footprints as it does not emit carbon when combusted.
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
On an interim basis, ExxonMobil is storing CO2 from our Donaldsonville complex in permanent geologic sites through enhanced oil recovery. Upon receipt of Class VI permits issued by the U.S. Environmental Protection Agency (EPA) and authorization from the Railroad Commission of Texas, ExxonMobil plans to transition to dedicated permanent storage, starting with its Rose CCS project (Rose). Rose is one of many dedicated permanent storage sites ExxonMobil is developing along the Gulf Coast to expand its integrated CCS network. In October 2025, the EPA issued the final Class VI permits for Rose.

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
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the first quarter of 2026, we, JERA and Mitsui made capital contributions of $78 million, $68 million and $49 million, respectively, to the Blue Point joint venture.
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
In addition, we plan to invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading (the “Common Facilities”). We will own and operate the Common Facilities, and the Blue Point joint venture will compensate us for these services.
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
Low-carbon ammonia demand
We believe that our decarbonization projects provide us with benefits, including a significant return profile, a differentiated product offering to existing and new customers, and progress toward our long-term emissions reduction goals.
In 2025, we completed our first sales of low-carbon ammonia at a premium to traditional ammonia consumers in Europe and Africa as they began to establish a low-carbon ammonia supply chain. We expect continued demand growth for low-carbon

CF INDUSTRIES HOLDINGS, INC.
ammonia and upgraded products into Europe as customers seek to reduce the additional costs imposed by the European Union’s regulations, including the carbon border adjustment mechanism in respect of greenhouse gas emissions associated with the production of imported ammonia and upgraded products.
In 2025, our expectation that there is developing demand for low-carbon ammonia for new applications of our products was confirmed through our joint venture partners, JERA and Mitsui. They have committed low-carbon ammonia volumes from the Blue Point joint venture for power generation and steel production, among other uses, which represent new applications for our products. In December 2025, both JERA and Mitsui were certified as a Supplier of Low-Carbon Hydrogen and its Derivatives by Japan’s Ministry of Economy, Trade and Industry (METI). The certifications were granted under the “Support Focusing on the Price Gap” scheme established in accordance with the Hydrogen Society Promotion Act. In addition, in March 2026, METI granted approval for the certification of the Tomakomai Clean Energy Hub, a collaborative project in which Mitsui is a partner, under the Hub Development Support Program within Japan’s Hydrogen Society Promotion Act, further evidencing developing demand for low‑carbon ammonia.
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
Market Conditions and Current Developments
Geopolitical Environment
Global selling prices for nitrogen fertilizers are driven by supply and demand dynamics. Beginning in 2025 and continuing into the first quarter of 2026, global nitrogen fertilizer market conditions reflected a tight supply and demand balance. In this period, there was strong global demand for all nitrogen products, particularly in North America, India and Brazil. At the same time, global supply was constrained due in part to supply disruptions in 2025 caused by geopolitical issues, maintenance activity and unexpected production outages in Egypt, Iran and Russia.
Towards the end of the first quarter of 2026, global market conditions were further impacted by the conflict with Iran, which led to additional nitrogen fertilizer global supply constraints and resulting price volatility as trade disruptions in the Middle East continued to unfold. The Middle East is one of the world’s largest nitrogen producing and exporting regions due to its low-cost natural gas supply. Nitrogen production in the Middle East accounts for approximately 25-30% of globally traded ammonia and approximately 35-40% of globally traded urea annually, and urea is the most widely used nitrogen fertilizer globally. Safety concerns amid ongoing attacks by Iran and unavailability of war risk insurance coverage on affected vessels brought the flow of vessels to transport fertilizer and other products through the Strait of Hormuz to a halt in March of 2026, which prevented the export of nitrogen fertilizers and resulted in the curtailment or shut down of a significant amount of nitrogen capacity in the region. This supply disruption impacted the global supply demand balance resulting in higher selling prices for nitrogen products.
Liquefied natural gas (LNG) supply out of the Middle East has also been disrupted by the conflict with Iran. In particular, Qatar’s LNG exports account for approximately 18% of global LNG trade and its export facilities were taken offline in March. This disruption in LNG supply out of the Middle East is affecting nitrogen producers reliant on imported LNG, such as nitrogen producers in India, Pakistan, and Bangladesh that have been either temporarily shut down or operating at reduced rates, further constraining global nitrogen supply. Damage to LNG facilities as a result of the conflict with Iran will require repairs prior to resumption of operations. Qatar’s government has reported it will take multiple years to return its operations to full capacity. Furthermore, it is expected that nitrogen producers in the Middle East that have been impacted by the conflict with Iran, including those impacted by lower LNG supply due to damaged LNG facilities, may also require time to resume production at pre-conflict levels.
As a result of all these factors, global nitrogen fertilizer prices have significantly increased since the start of 2026.
We expect that these recent geopolitical events, including the length and extent of the conflict with Iran, viability of shipping through the Strait of Hormuz, and the extent of damage and time to repair energy infrastructure, will impact the future supply demand balance and future selling prices for nitrogen fertilizer products. The scope and duration of these impacts are currently unknown; however, we believe that these global nitrogen supply constraints, as described above, will persist in the near-term.

CF INDUSTRIES HOLDINGS, INC.
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
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the president to impose tariffs, including IEEPA-based global tariffs and tariffs on imports from Canada. Invoking other legal authority, the Trump administration responded by imposing a 10% tariff on most products imported into the United States on or after February 24, 2026, which may run for up to 150 days absent further congressional extension. The proclamation imposing the 10% tariff continues the IEEPA tariff exemptions that were applicable to our Canadian production and to most fertilizer products, which are both described above. The Trump administration subsequently launched multiple trade investigations pursuant to section 301 of the Trade Act of 1974 that are expected to result in the imposition of more durable tariffs against a wide range of countries at tariff rates to be determined by the Trump administration after receiving recommendations from the Office of the U.S. Trade Representative. The Supreme Court decision did not modify non-IEEPA tariffs, including tariffs on imports of certain steel and aluminum products and their derivatives which may impact the cost of our capital equipment, including for development and construction at our Blue Point complex. The Trump administration modified the proclamation order regarding metals tariffs on April 2, 2026 with impact that may increase or decrease tariffs on certain products.
Trade agreements that were recently negotiated between the United States and the European Union (EU) and several other countries may be continued or paused, or further negotiations regarding trade agreements may result in changes to the magnitude, timing or other aspects of tariffs between these countries. For example, the EU is continuing discussions with the Trump administration on tariff changes that may be imposed following the U.S. Supreme Court decision as the EU continues to take steps to fully implement the United States-European Union Framework on an Agreement on Reciprocal, Fair, and Balanced Trade, in which the EU committed to eliminate its tariffs on U.S. imports of nitrogen fertilizer products.
There remains ongoing uncertainty regarding tariff developments. Proposed or enacted tariffs and changes to U.S. trading policies may be reinstituted, paused, removed or changed at any time and may also be subject to litigation. Retaliatory tariffs or other imposition of taxes and duties on U.S. exports to trading partners may also be significant and occur at any time. Changes in U.S. trade policy or changes in other countries’ trade policies has and may continue to lead to uncertainty in the global marketplace, impact the supply and demand balance in many regions, and increase the cost of capital equipment and other supplies, which could adversely affect our business, financial condition, results of operations and cash flows.
President Trump signed an Executive Order (EO) on December 6, 2025, on competitive activity in the food supply chain. The EO directs the Attorney General and the Federal Trade Commission to each establish a Food Supply Chain Security Task Force to investigate price-fixing and anti-competitive practices across the sector, including fertilizer, and take action as necessary, including bringing enforcement actions and proposing new regulatory approaches. In addition, following the closure of the Strait of Hormuz and the resulting increase in fertilizer selling prices, as discussed above under “—Geopolitical Environment,” the Trump administration and Congress have increased their scrutiny of the fertilizer industry, and the Trump administration has announced intentions to improve fertilizer costs for farmers. The impact on our business and operations of any actions that the Trump administration or Congress could take to address fertilizer prices is uncertain.
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
In the first quarter of 2026, the average selling price for our products was $424 per ton, or 28% higher, compared to $332 per ton in the first quarter of 2025. This resulted in an increase in net sales of approximately $401 million for the first quarter of 2026 compared to the first quarter of 2025. Average selling prices for all of our major products were higher in the first quarter of 2026 than in the first quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance driven by strong

CF INDUSTRIES HOLDINGS, INC.
global demand and global supply constraints that were further impacted by the conflict with Iran. See “Geopolitical Environment,” above.
Nitrogen Sales Volume
Sales volume was 4.7 million tons in the first quarter of 2026 compared to 5.0 million tons in the first quarter of 2025. Lower sales volume resulted in a decrease in net sales of approximately $78 million. The decrease in sales volume was due primarily to lower sales volumes for our AN segment as a result of the idled Yazoo City plant. See “Yazoo City Incident,” below, for additional information. The decrease in sales volume also reflects lower sales volumes for our UAN segment, partially offset by higher sales volumes for our Granular Urea segment due to higher beginning inventory entering 2026 and a production mix that favored granular urea over UAN compared to the first quarter of 2025.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is the largest and most volatile cost component of the manufacturing cost for our nitrogen products, representing approximately 39% and 34%, respectively, of our production costs in the first three months of 2026 and the year ended December 31, 2025. All of our ammonia manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which has historically been volatile, directly impacts a substantial portion of our operating expenses.
Early in the first quarter of 2026, natural gas prices in North America declined as warmer‑than‑normal weather reduced heating demand. However, prices rose sharply due to extreme weather, supply disruptions, and structurally tighter balances, with the main impact concentrated in late January. The primary catalyst was a winter storm that delivered prolonged, below‑freezing temperatures from Texas through the Midwest and the Northeast. Residential and commercial heating demand surged, with total U.S. gas demand reaching record levels. Daily prices at the Henry Hub, the most heavily-traded natural gas pricing point in North America, spiked dramatically, with spot prices briefly reaching all‑time highs. U.S. LNG feedgas demand was running near record levels entering the winter storm, limiting system flexibility. At the same time demand surged, supply fell sharply due to weather‑related production curtailments impacting multiple basins. The combination of surging demand and falling production triggered unprecedented storage withdrawals. Following the winter storm, a return to more typical weather eased demand and pulled prices lower for the remainder of the first quarter.
The following table presents the average daily market price of natural gas at the Henry Hub and our cost of natural gas used for production, which includes the impact of realized natural gas derivatives:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
Average daily market price of natural gas at the Henry Hub (per MMBtu)	$4.90	$4.28	$0.62	14%
Cost of natural gas used for production in cost of sales(1) (per MMBtu)	4.57	3.68	0.89	24%
___________________________________________________________________________
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
In the first quarter of 2026, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 24% to $4.57 per MMBtu from $3.68 per MMBtu in the first quarter of 2025. This increase in natural gas costs resulted in a decrease in gross margin of $76 million compared to the first quarter of 2025.
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. Lower sales volumes for our AN segment in the three months ended March 31, 2026, were due primarily to the idled Yazoo City plant. Management is determining the required equipment and installation timeline to rebuild and does not expect production to resume until late in the fourth quarter of 2026 at the earliest based on time required for fabrication and delivery of certain required equipment.
As a result of the property damage incurred and based on estimates and assumptions of a preliminary review of the impact, in the fourth quarter of 2025, we recorded an impairment of certain fixed assets within our North American AN asset group of $25 million, which primarily consisted of machinery and equipment. See “Items Affecting Comparability of Results—Insurance recoveries—property damage,” below, for additional information.

CF INDUSTRIES HOLDINGS, INC.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $615 million for the three months ended March 31, 2026 compared to $312 million for the three months ended March 31, 2025, an increase in net earnings of $303 million, or 97%. The increase in net earnings for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to an increase in gross margin of $174 million, a litigation settlement gain of approximately $170 million, insurance recoveries of $25 million and $24 million of 45Q Tax Credits earned in the three months ended March 31, 2026. The litigation settlement gain and insurance recoveries are discussed further below in “Items Affecting Comparability of Results.” These factors that increased net earnings attributable to common stockholders were partially offset by a higher income tax provision in the first quarter of 2026 compared to the first quarter of 2025.
Gross margin increased by $174 million, or 30%, to $746 million for the three months ended March 31, 2026 compared to $572 million for the three months ended March 31, 2025. The increase in gross margin was due primarily to a 28% increase in average selling prices to $424 per ton in the first quarter of 2026 from $332 per ton in the first quarter of 2025, as discussed above in “Nitrogen Selling Prices,” which increased gross margin by $401 million. The increase in gross margin due to higher average selling prices was partially offset by higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our Yazoo City complex, higher natural gas costs, including the impact of realized derivatives, which decreased gross margin by $76 million, and lower sales volume, which decreased gross margin by $34 million.
Diluted net earnings per share attributable to common stockholders increased $2.13 per share, or 115%, to $3.98 per share in the first quarter of 2026 compared to $1.85 per share in the first quarter of 2025, due to higher net earnings and lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding were 154.5 million shares for the three months ended March 31, 2026, a decrease of 8% compared to diluted weighted-average common shares outstanding of 168.8 million shares for the three months ended March 31, 2025.
Items Affecting Comparability of Results
For the three months ended March 31, 2026 and 2025, we reported net earnings attributable to common stockholders of $615 million and $312 million, respectively. In addition to the impact of market conditions and current developments, discussed above, certain items affected the comparability of our financial results for the three months ended March 31, 2026 and 2025. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended March 31,
	2026		2025
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(3)	$(2)	$2	$1
Loss on foreign currency transactions(2)(3)	3	3	2	1
Litigation settlement gain	(170)	(129)	—	—
Insurance recoveries—property damage(2)	(25)	(19)	—	—
45Q Tax Credits(2)	(24)	(24)	—	—
Blue Point joint venture development costs(2)(3)	2	2	—	—
Loss on sale of Ince facility(4)	—	—	23	21
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating (income) expense—net in our consolidated statements of operations.
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

CF INDUSTRIES HOLDINGS, INC.
The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2026, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $3 million compared to a loss of $2 million in the three months ended March 31, 2025.
Loss on foreign currency transactions
In the three months ended March 31, 2026, we recognized a loss on foreign currency transactions of $3 million compared to a loss of $2 million in the three months ended March 31, 2025. Loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including cash held in a foreign currency.
Litigation settlement gain
In March 2026, CF Industries Sales, LLC and CF Industries Nitrogen, LLC, both subsidiaries of CF Holdings, signed an agreement to settle litigation with Orica International Pte Ltd and certain other affiliates of Orica Limited (Orica) and Nelson Brothers Inc. and Nelson Brothers LLC. In connection with the resolution of the litigation pursuant to the settlement, Orica agreed to pay us approximately $170 million in cash no later than April 30, 2026, and issued a press release confirming the settlement terms and Orica’s funding source. The settlement also provided for the termination of the AN purchase agreements entered into in February 2014 between the parties.
Upon execution of the settlement agreement, we concluded that the settlement payment was unconditional and legally enforceable, thus the gain contingency was considered realized during the first quarter of 2026. Accordingly, we recognized a gain of approximately $170 million, which is reflected in litigation settlement gain in our consolidated statement of operations for the three months ended March 31, 2026.
On April 30, 2026, we received the cash payment from Orica.
Insurance recoveries—property damage
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. As a result of the property damage incurred and based on estimates and assumptions of a preliminary review of the impact, in the fourth quarter of 2025, we recorded an impairment of certain fixed assets within our North American AN asset group of $25 million, which primarily consisted of machinery and equipment.
In the first quarter of 2026, we recognized $25 million of insurance recoveries related to property damage incurred in connection with the Yazoo City incident. The recoveries are included in other operating (income) expense—net in our consolidated statement of operations. See Note 6—Property, Plant and Equipment—Net for additional information.
45Q Tax Credits
In July 2025, construction, commissioning and start-up of the dehydration and compression unit at our Donaldsonville complex was completed. As a result, in the first quarter of 2026, we earned approximately $24 million of 45Q Tax Credits, which is recorded in other operating income (expense)—net in our consolidated statement of operations for the three months ended March 31, 2026.
Blue Point joint venture development costs
In the three months ended March 31, 2026, the Blue Point joint venture incurred development costs that were not eligible for capitalization of approximately $2 million related to the construction of the low-carbon ammonia production facility at our Blue Point complex. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point joint venture.
Loss on sale of Ince facility
In the first quarter of 2025, our previously decommissioned Ince, U.K. facility was sold, including certain liabilities assumed by the buyer. As a result, we recognized a loss of $23 million, which was reflected in U.K. operations restructuring in our consolidated statement of operations for the three months ended March 31, 2025.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations and certain supplemental data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
	(dollars in millions, except per share and per MMBtu amounts)
Net sales	$1,986	$1,663	$323	19%
Cost of sales (COS)	1,240	1,091	149	14%
Gross margin	746	572	174	30%
Gross margin percentage	37.6%	34.4%	3.2%
Selling, general and administrative expenses	103	84	19	23%
U.K. operations restructuring	—	23	(23)	(100)%
Litigation settlement gain	(170)	—	(170)	N/M
Other operating (income) expense—net	(44)	14	(58)	N/M
Total other operating (income) expense—net	(111)	121	(232)	N/M
Equity in earnings of operating affiliate	6	4	2	50%
Operating earnings	863	455	408	90%
Interest expense	39	37	2	5%
Interest income	(20)	(17)	(3)	(18)%
Other non-operating expense (income)—net	—	(2)	2	100%
Earnings before income taxes	844	437	407	93%
Income tax provision	168	86	82	95%
Net earnings	676	351	325	93%
Less: Net earnings attributable to noncontrolling interests	61	39	22	56%
Net earnings attributable to common stockholders	$615	$312	$303	97%
Diluted net earnings per share attributable to common stockholders	$3.98	$1.85	$2.13	115%
Diluted weighted-average common shares outstanding	154.5	168.8	(14.3)	(8)%
Dividends declared per common share	$0.50	$0.50	$—	—%
Natural gas supplemental data (per MMBtu)
Natural gas costs in COS(1)	$4.95	$3.69	$1.26	34%
Realized derivatives gain in COS(2)	(0.38)	(0.01)	(0.37)	N/M
Cost of natural gas used for production in COS	$4.57	$3.68	$0.89	24%
Average daily market price of natural gas at the Henry Hub	$4.90	$4.28	$0.62	14%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(3)	$2	$(5)	N/M
Depreciation and amortization	$228	$221	$7	3%
Capital expenditures	$223	$132	$91	69%
Sales volume by product tons (000s)	4,683	5,004	(321)	(6)%
Production volume by product tons (000s):
Ammonia(3)	2,457	2,617	(160)	(6)%
Granular urea	1,151	1,110	41	4%
UAN (32%)(4)	1,525	1,856	(331)	(18)%
AN	105	322	(217)	(67)%
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

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2026 Compared to First Quarter of 2025
Net Sales
Our total net sales increased $323 million, or 19%, to $1.99 billion in the first quarter of 2026 compared to $1.66 billion in the first quarter of 2025, due primarily to higher average selling prices, partially offset by lower sales volume.
Our average selling price was $424 per ton in the first quarter of 2026 compared to $332 per ton in the first quarter of 2025. Average selling prices for all of our major products were higher in the first quarter of 2026 than in the first quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance driven by strong global demand and global supply constraints that were further impacted by the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The impact of higher average selling prices was an increase in net sales of approximately $401 million for the first quarter of 2026 compared to the first quarter of 2025.
Our total sales volume was 4.7 million product tons in the first quarter of 2026 compared to 5.0 million product tons in the first quarter of 2025, as lower sales volume in our UAN, AN, Ammonia and Other segments was partially offset by higher sales volume in our Granular Urea segment. The impact of lower sales volume was a decrease in net sales of approximately $78 million.
Cost of Sales
Our total cost of sales increased $149 million, or 14%, to $1.24 billion in the first quarter of 2026 from $1.09 billion in the first quarter of 2025. The increase in our cost of sales primarily reflects higher costs in the first quarter of 2026 associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our Yazoo City complex, and higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $76 million, partially offset by a decrease in sales volume, which decreased cost of sales by $45 million.
Cost of sales averaged $265 per ton in the first quarter of 2026, a 22% increase compared to $218 per ton in the first quarter of 2025. Our cost of natural gas, including the impact of realized derivatives, increased $0.89 per MMBtu, or 24%, to $4.57 per MMBtu in the first quarter of 2026 from $3.68 per MMBtu in the first quarter of 2025. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19 million to $103 million in the first quarter of 2026 compared to $84 million in the first quarter of 2025. The increase was due primarily to higher incentive compensation due to strong operating performance and higher costs for certain corporate initiatives.
U.K. Operations Restructuring
In the first quarter of 2025, our previously decommissioned Ince, U.K. facility was sold, including certain liabilities assumed by the buyer. As a result, we recognized a loss of $23 million for the three months ended March 31, 2025.
Litigation Settlement Gain
During the first quarter of 2026, we recognized a gain of approximately $170 million as a result of litigation settled during the period. See “Items Affecting Comparability of Results—Litigation settlement gain,” above, for additional information.
Other Operating (Income) Expense—Net
Other operating (income) expense—net was $44 million of income in the first quarter of 2026 compared to $14 million of expense in the first quarter of 2025. The $44 million of income in the first quarter of 2026 consists primarily of $25 million of insurance recoveries related to the Yazoo City incident and $24 million of 45Q Tax Credits earned as a result of CO2 sequestered. The $14 million of expense in the first quarter of 2025 consists primarily of costs related to front-end engineering and design studies for our clean energy initiatives. See “Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $6 million in the first quarter of 2026 compared to $4 million in the first quarter of 2025. Higher equity in earnings of operating affiliate in the first quarter of 2026 compared to the first quarter of 2025

CF INDUSTRIES HOLDINGS, INC.
reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices, partially offset by higher natural gas costs.
Interest Expense
Interest expense was $39 million in the first quarter of 2026 compared to $37 million in the first quarter of 2025. The increase in interest expense was due primarily to higher outstanding principal amounts of senior notes outstanding compared to the first quarter of 2025, partially offset by higher capitalized interest. Higher outstanding principal amounts of senior notes outstanding reflects the November 2025 issuance of $1 billion aggregate principal amount of 5.300% senior notes due 2035 partially offset by the December 2025 prepayment in full of the outstanding $750 million aggregate principal amount of 4.500% senior secured notes due 2026. See “Liquidity and Capital Resources—Debt—Senior Notes,” below, for additional information on our senior notes.
Interest Income
Interest income was $20 million in the first quarter of 2026 compared to $17 million in the first quarter of 2025. The increase of $3 million was due primarily to returns on higher average cash balances.
Income Tax Provision
For the three months ended March 31, 2026, we recorded an income tax provision of $168 million on pre-tax income of $844 million, or an effective tax rate of 20.0%, compared to an income tax provision of $86 million on pre-tax income of $437 million, or an effective tax rate of 19.8%, for the three months ended March 31, 2025.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to noncontrolling interests. Our effective tax rate for the three months ended March 31, 2026 of 20.0%, which is based on pre-tax income of $844 million, including $61 million of earnings attributable to noncontrolling interests, would be 1.5 percentage points higher, or 21.5%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $61 million. Our effective tax rate for the three months ended March 31, 2025 of 19.8%, which is based on pre-tax income of $437 million, including $39 million of earnings attributable to noncontrolling interests, would be 1.9 percentage points higher, or 21.7%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $39 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $22 million to $61 million in the three months ended March 31, 2026 compared to $39 million in the three months ended March 31, 2025 due primarily to higher earnings of CFN driven by higher average selling prices, partially offset by higher natural gas costs and higher costs associated with maintenance activity. The increase in net earnings attributable to higher earnings of CFN was partially offset by the loss attributable to the noncontrolling interests in the Blue Point joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, Note 12—Variable Interest Entity and Note 15—Noncontrolling Interests for additional information on the Blue Point joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $2.13, or 115%, to $3.98 per share in the first three months of 2026 from $1.85 per share in the first three months of 2025. This increase was due primarily to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding declined 8% from 168.8 million shares for the three months ended March 31, 2025 to 154.5 million shares for the three months ended March 31, 2026.

CF INDUSTRIES HOLDINGS, INC.
Operating Results by Business Segment
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating (income) expense—net) and non-operating expenses (consisting primarily of interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. The following table presents summary operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended March 31, 2026
Net sales	$627	$590	$583	$58	$128	$1,986
Cost of sales	400	335	333	69	103	1,240
Gross margin	$227	$255	$250	$(11)	$25	$746
Gross margin percentage	36.2%	43.2%	42.9%	(19.0)%	19.5%	37.6%
Three months ended March 31, 2025
Net sales	$520	$439	$470	$101	$133	$1,663
Cost of sales	334	266	328	85	78	1,091
Gross margin	$186	$173	$142	$16	$55	$572
Gross margin percentage	35.8%	39.4%	30.2%	15.8%	41.4%	34.4%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$627	$520	$107	21%
Cost of sales	400	334	66	20%
Gross margin	$227	$186	$41	22%
Gross margin percentage	36.2%	35.8%	0.4%
Sales volume by product tons (000s)	1,103	1,146	(43)	(4)%
Sales volume by nutrient tons (000s)(1)	905	940	(35)	(4)%
Average selling price per product ton	$568	$454	$114	25%
Average selling price per nutrient ton(1)	$693	$553	$140	25%
Gross margin per product ton	$206	$162	$44	27%
Gross margin per nutrient ton(1)	$251	$198	$53	27%
Depreciation and amortization	$61	$48	$13	27%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$1	$(2)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2026 Compared to First Quarter of 2025
Net Sales.    Net sales in our Ammonia segment increased by $107 million, or 21%, to $627 million in the three months ended March 31, 2026 from $520 million in the three months ended March 31, 2025. The increase in our net sales reflects a 25% increase in average selling prices, partially offset by a 4% decrease in sales volume. Average selling prices increased to $568 per ton in the three months ended March 31, 2026 compared to $454 per ton in the three months ended March 31, 2025 due primarily to a tighter global nitrogen supply and demand balance driven by strong global demand and global supply constraints that were further impacted by the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Ammonia sales volume in the three months ended March 31, 2026 was 1.10 million tons, a decrease of 4% compared to 1.15 million tons in the three months ended March 31, 2025. The decrease in sales volume was driven by lower supply availability as a result of lower beginning inventory entering 2026 compared to inventory levels entering 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $362 per ton in the three months ended March 31, 2026, a 24% increase from $292 per ton in the three months ended March 31, 2025. The increase was due primarily to higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, and higher realized natural gas costs, including the impact of realized derivatives, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Gross Margin.    Gross margin in our Ammonia segment increased by $41 million, or 22%, to $227 million in the three months ended March 31, 2026 from $186 million in the three months ended March 31, 2025, and our gross margin percentage was 36.2% in the three months ended March 31, 2026 compared to 35.8% in the three months ended March 31, 2025. The increase in gross margin was due primarily to a 25% increase in average selling prices, which increased gross margin by $139 million. The increase in gross margin due to higher average selling prices was partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $52 million, an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $32 million, and a 4% decrease in sales volume, which decreased gross margin by $16 million. Gross margin also includes the impact of a $1 million unrealized net

CF INDUSTRIES HOLDINGS, INC.
mark-to-market gain on natural gas derivatives in the three months ended March 31, 2026 compared to a loss of $1 million in the three months ended March 31, 2025.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$590	$439	$151	34%
Cost of sales	335	266	69	26%
Gross margin	$255	$173	$82	47%
Gross margin percentage	43.2%	39.4%	3.8%
Sales volume by product tons (000s)	1,291	1,125	166	15%
Sales volume by nutrient tons (000s)(1)	594	517	77	15%
Average selling price per product ton	$457	$390	$67	17%
Average selling price per nutrient ton(1)	$993	$849	$144	17%
Gross margin per product ton	$198	$154	$44	29%
Gross margin per nutrient ton(1)	$429	$335	$94	28%
Depreciation and amortization	$76	$71	$5	7%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2026 Compared to First Quarter of 2025
Net Sales.    Net sales in our Granular Urea segment increased $151 million, or 34%, to $590 million in the three months ended March 31, 2026 from $439 million in the three months ended March 31, 2025. The increase in our net sales reflects a 17% increase in average selling prices, and a 15% increase in sales volume. Average selling prices increased to $457 per ton in the three months ended March 31, 2026 compared to $390 per ton in the three months ended March 31, 2025 due primarily to a tighter global nitrogen supply and demand balance driven by strong global demand and global supply constraints that were further impacted by the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The increase in sales volume was due primarily to increased supply availability resulting from (i) higher beginning inventory entering 2026 compared to the prior year period and (ii) a production mix that favored granular urea production in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $259 per ton in the three months ended March 31, 2026, a 10% increase from $236 per ton in the three months ended March 31, 2025. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Gross Margin.    Gross margin in our Granular Urea segment increased by $82 million, or 47%, to $255 million in the three months ended March 31, 2026 from $173 million in the three months ended March 31, 2025, and our gross margin percentage was 43.2% in the three months ended March 31, 2026 compared to 39.4% in the three months ended March 31, 2025. The increase in gross margin was due primarily to a 17% increase in average selling prices, which increased gross margin by $85 million, and a 15% increase in sales volume, which increased gross margin by $27 million. This increase in gross margin was partially offset by an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $21 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $10 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the three months ended March 31, 2026.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$583	$470	$113	24%
Cost of sales	333	328	5	2%
Gross margin	$250	$142	$108	76%
Gross margin percentage	42.9%	30.2%	12.7%
Sales volume by product tons (000s)	1,671	1,875	(204)	(11)%
Sales volume by nutrient tons (000s)(1)	526	593	(67)	(11)%
Average selling price per product ton	$349	$251	$98	39%
Average selling price per nutrient ton(1)	$1,108	$793	$315	40%
Gross margin per product ton	$150	$76	$74	97%
Gross margin per nutrient ton(1)	$475	$239	$236	99%
Depreciation and amortization	$64	$73	$(9)	(12)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$1	$(2)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2026 Compared to First Quarter of 2025
Net Sales.    Net sales in our UAN segment increased $113 million, or 24%, to $583 million in the three months ended March 31, 2026 from $470 million in the three months ended March 31, 2025 due primarily to a 39% increase in average selling prices, partially offset by an 11% decrease in sales volume. Average selling prices increased to $349 per ton in the three months ended March 31, 2026 compared to $251 per ton in the three months ended March 31, 2025 due primarily to a tighter global nitrogen supply and demand balance driven by strong global demand and global supply constraints, including the impacts of geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The decrease in sales volume was due primarily to a production mix that favored granular urea production in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cost of Sales.    Cost of sales in our UAN segment averaged $199 per ton in the three months ended March 31, 2026, a 14% increase from $175 per ton in three months ended March 31, 2025, due primarily to higher realized natural gas costs, including the impact of realized derivatives, and higher costs associated with maintenance activity in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Gross Margin.    Gross margin in our UAN segment increased by $108 million, or 76%, to $250 million in the three months ended March 31, 2026 from $142 million in the three months ended March 31, 2025, and our gross margin percentage was 42.9% in the three months ended March 31, 2026 compared to 30.2% in the three months ended March 31, 2025. The increase in gross margin was due primarily to a 39% increase in average selling prices, which increased gross margin by $161 million. The increase in gross margin due to higher average selling prices was partially offset by an 11% decrease in sales volume, which decreased gross margin by $20 million, an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $19 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $16 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the three months ended March 31, 2026 compared to a loss of $1 million in the three months ended March 31, 2025.

CF INDUSTRIES HOLDINGS, INC.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$58	$101	$(43)	(43)%
Cost of sales	69	85	(16)	(19)%
Gross margin	$(11)	$16	$(27)	N/M
Gross margin percentage	(19.0)%	15.8%	(34.8)%
Sales volume by product tons (000s)	130	328	(198)	(60)%
Sales volume by nutrient tons (000s)(1)	45	113	(68)	(60)%
Average selling price per product ton	$446	$308	$138	45%
Average selling price per nutrient ton(1)	$1,289	$894	$395	44%
Gross margin per product ton	$(85)	$49	$(134)	N/M
Gross margin per nutrient ton(1)	$(244)	$142	$(386)	N/M
Depreciation and amortization	$3	$8	$(5)	(63)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. Management is determining the required equipment and installation timeline to rebuild and does not expect production to resume until late in the fourth quarter of 2026 at the earliest based on time required for fabrication and delivery of certain required equipment. See “Market Conditions and Current Developments—Yazoo City Incident,” above, for additional information. The Yazoo City incident does not impact AN production at our Billingham complex.
First Quarter of 2026 Compared to First Quarter of 2025
Net Sales.    Net sales in our AN segment decreased $43 million, or 43%, to $58 million in the three months ended March 31, 2026 from $101 million in the three months ended March 31, 2025 due to a 60% decrease in sales volume, partially offset by a 45% increase in average selling prices. Average selling prices increased to $446 per ton in the three months ended March 31, 2026 compared to $308 per ton in the three months ended March 31, 2025 due primarily to a tighter global nitrogen supply and demand balance driven by strong global demand and global supply constraints, including the impacts of geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above. Higher average selling prices also reflect a higher proportion of AN sales in the United Kingdom compared to the first quarter of 2025. The decrease in sales volume was due primarily to lower supply availability due to lower production in the first quarter of 2026 as a result of the idled Yazoo City plant described above.
Cost of Sales.    Cost of sales in our AN segment averaged $531 per ton in the three months ended March 31, 2026, a 105% increase from $259 per ton in the three months ended March 31, 2025. The increase was due primarily to (i) higher costs associated with maintenance activity, including certain unabsorbed fixed costs resulting from our idled Yazoo City plant, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, and (ii) a higher proportion of AN sales in the United Kingdom compared to the first quarter of 2025, which include higher costs per ton due to purchasing ammonia for upgrade to AN compared to the cost of natural gas used to produce ammonia.
Gross Margin.    Gross margin in our AN segment decreased $27 million to $(11) million in the three months ended March 31, 2026 from $16 million in the three months ended March 31, 2025, and our gross margin percentage was (19.0)% in

CF INDUSTRIES HOLDINGS, INC.
the three months ended March 31, 2026 compared to 15.8% in the three months ended March 31, 2025. The decrease in gross margin was due primarily to a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $19 million, and a 60% decrease in sales volume, which decreased gross margin by $18 million. The decrease in gross margin was partially offset by a 45% increase in average selling prices, which increased gross margin by $10 million.
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

The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$128	$133	$(5)	(4)%
Cost of sales	103	78	25	32%
Gross margin	$25	$55	$(30)	(55)%
Gross margin percentage	19.5%	41.4%	(21.9)%
Sales volume by product tons (000s)	488	530	(42)	(8)%
Sales volume by nutrient tons (000s)(1)	96	106	(10)	(9)%
Average selling price per product ton	$262	$251	$11	4%
Average selling price per nutrient ton(1)	$1,333	$1,255	$78	6%
Gross margin per product ton	$51	$104	$(53)	(51)%
Gross margin per nutrient ton(1)	$260	$519	$(259)	(50)%
Depreciation and amortization	$16	$13	$3	23%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2026 Compared to First Quarter of 2025
Net Sales.    Net sales in our Other segment decreased by $5 million, or 4%, to $128 million in the three months ended March 31, 2026 from $133 million in the three months ended March 31, 2025 due to an 8% decrease in sales volume, partially offset by a 4% increase in average selling prices. The decrease in sales volume was due primarily to lower DEF sales volume due in part to the ongoing outage at our Yazoo City complex. See “AN Segment—Yazoo City Incident,” above, for additional information. Average selling prices increased by 4% due primarily to a tighter global nitrogen supply and demand balance and the impacts of geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Cost of Sales.    Cost of sales in our Other segment averaged $211 per ton in the three months ended March 31, 2026, a 44% increase from $147 per ton in the three months ended March 31, 2025, due primarily to higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our Yazoo City complex, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. See “AN Segment—Yazoo City Incident,” above, for additional information.
Gross Margin.    Gross margin in our Other segment decreased by $30 million, or 55%, to $25 million in the three months ended March 31, 2026 from $55 million in the three months ended March 31, 2025, and our gross margin percentage was 19.5% in the three months ended March 31, 2026 compared to 41.4% in the three months ended March 31, 2025. The decrease in gross margin was due primarily to a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $25 million, an 8% decrease in sales volume, which decreased gross margin by $7 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $4 million. These

CF INDUSTRIES HOLDINGS, INC.
factors that decreased gross margin were partially offset by a 4% increase in average selling prices, which increased gross margin by $6 million.
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
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our revolving credit agreement. At March 31, 2026, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
As of March 31, 2026, our cash and cash equivalents balance was $2.04 billion, an increase of $60 million from $1.98 billion at December 31, 2025, and consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents, excluding amounts related to Blue Point Number One, LLC	$1,788	$1,852
Cash and cash equivalents—Blue Point Number One, LLC	254	130
Total cash and cash equivalents	$2,042	$1,982
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
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. During the first quarter of 2026, we, JERA and Mitsui made capital contributions of $78 million, $68 million and $49 million, respectively, to the Blue Point joint venture.
In June 2025, the Blue Point joint venture executed agreements, including a long-term supply agreement, with a subsidiary of Linde plc for them to design, construct, own, operate and maintain an air separation unit (ASU) at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility.
In addition, we plan to invest approximately $550 million to build the Common Facilities at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. The Common Facilities will be constructed with a similar timeline as the ammonia production facility noted above.

CF INDUSTRIES HOLDINGS, INC.
See “Overview of CF Holdings—Our Strategy—Blue Point joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point joint venture.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $223 million in the first three months of 2026 compared to $132 million in the first three months of 2025.

	March 31, 2026	March 31, 2025
	(in millions)
Existing operations	$132	$130
Blue Point joint venture(1)	65	—
Blue Point complex Common Facilities	20	—
Capitalized interest	6	2
Total capital expenditures	$223	$132
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
The Blue Point joint venture is consolidated in our financial statements, including our statements of cash flows. We currently anticipate that our consolidated capital expenditures for the full year 2026 to be approximately $1.3 billion, consisting of approximately $550 million for our existing operations and approximately $600 million representing the Blue Point joint venture’s planned capital expenditures related to construction of the low-carbon ATR ammonia production facility at our Blue Point complex. Also, we anticipate our 2026 capital spending will include approximately $150 million related to our construction of the Common Facilities at the Blue Point complex.
Of the Blue Point joint venture’s $600 million of planned 2026 capital expenditures, approximately $240 million will be funded by us, representing our 40% equity interest in the Blue Point joint venture, and approximately $360 million will be funded by our partners in the joint venture, representing their combined 60% equity interest in the Blue Point joint venture.
For 2026, we anticipate that our capital expenditures will be funded primarily from available cash, including cash from operations, in addition to contributions received from our Blue Point joint venture partners pursuant to periodic capital calls as discussed under “Blue Point Joint Venture,” above.
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
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. Management is determining the required equipment and installation timeline to rebuild and does not expect production to resume until late in the fourth quarter of 2026 at the earliest based on time required for fabrication and delivery of certain required equipment.
The Yazoo City incident is a covered event under our comprehensive insurance coverage for property damage, business interruption and other insurable exposures applicable to our global manufacturing plants and properties. In the first quarter of 2026, we filed initial insurance claims for both property damage and business interruption related to the Yazoo City incident. We have subsequently received initial acceptance of our claims from the insurance carriers and are continuing to work with the carriers to determine the total value of the claims. We expect to receive insurance proceeds over the rebuilding period of the Yazoo City plant.

CF INDUSTRIES HOLDINGS, INC.
Our projected consolidated capital expenditures for the full year 2026 related to our existing operations of $550 million, as noted under Capital Spending, above, does not include an estimate of the capital expenditures for the rebuild of the Yazoo City plant, which we anticipate will commence in the second quarter of 2026. We expect a significant portion of these capital expenditures will be offset by property insurance proceeds. In April 2026, we received initial proceeds of $75 million.
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
On November 2, 2022, the Board authorized the repurchase of up to $3 billion of CF Holdings common stock effective through December 31, 2025 (the 2022 Share Repurchase Program). On May 6, 2025, the Board authorized the repurchase of up to $2 billion of CF Holdings common stock commencing upon the completion of the 2022 Share Repurchase Program and effective through December 31, 2029 (the 2025 Share Repurchase Program). In October 2025, we completed the 2022 Share Repurchase Program and commenced repurchases under the 2025 Share Repurchase Program.
The following table summarizes the share repurchases under the 2025 Share Repurchase Program through March 31, 2026.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2025:
Fourth quarter	3.4	$278
Total shares repurchased in 2025	3.4	$278
Shares repurchased in 2026:
First quarter	0.2	$15
Shares repurchased as of March 31, 2026	3.6	$293
______________________________________________________________________________
(1)As defined in the 2025 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the three months ended March 31, 2026, we repurchased approximately 155,000 shares under the 2025 Share Repurchase Program for $15 million. In the three months ended March 31, 2025, we repurchased approximately 5.4 million shares under the 2022 Share Repurchase Program for $434 million.
Canada Revenue Agency Competent Authority Matter
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities in connection with transfer pricing matters. In order to mitigate the assessment of future Canadian interest on these Canadian transfer pricing positions, we made income tax deposits to the Canadian taxing authorities of CAD $130 million (approximately $95 million) during the first quarter of 2026. The income tax deposits were recorded as noncurrent income tax-related assets and will be applied against the final assessments upon resolution by the competent authorities. For the amounts ultimately owed and paid to the Canadian taxing authorities, the Company will seek refunds of related taxes paid in the United States.
Debt
Revolving Credit Agreement
We have a senior unsecured revolving credit facility (the Revolving Credit Agreement), which provides for revolving credit facility commitments of up to $750 million with a maturity of September 4, 2030 and includes a letter of credit sub-limit of $125 million and a swingline loan sub-limit of $75 million. Borrowings under the Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. CF Industries is the lead borrower, and CF Holdings is the sole guarantor, under the Revolving Credit Agreement.
Borrowings under the Revolving Credit Agreement can be denominated in U.S. dollars, Canadian dollars, euros and British pounds. Borrowings in U.S. dollars bear interest at an annual rate equal to, at our option, an applicable adjusted term

CF INDUSTRIES HOLDINGS, INC.
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
As of March 31, 2026, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the three months ended March 31, 2026, or as of December 31, 2025.
Letters of Credit Under Reimbursement Agreement
We are party to a reimbursement agreement providing for the issuance of up to $425 million of letters of credit. As of March 31, 2026, approximately $335 million of letters of credit were outstanding under this agreement. The primary purpose of the letters of credit outstanding is to provide credit support to Canadian taxing authorities for amounts related to certain tax years that were reassessed and objected to, and which have been accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2026 and December 31, 2025 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	March 31, 2026		December 31, 2025
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$743
5.300% due November 2035	5.444%	1,000	989	1,000	989
4.950% due June 2043	5.040%	750	743	750	742
5.375% due March 2044	5.478%	750	741	750	741
Total long-term debt		$3,250	$3,216	$3,250	$3,215
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million as of both March 31, 2026 and December 31, 2025, and total deferred debt issuance costs were $29 million and $30 million as of March 31, 2026 and December 31, 2025, respectively.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2043 and 2044 (the Public Senior Notes), each series of notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified redemption prices.
Pursuant to Rule 3-10 of Regulation S-X and Rule 12h-5 of the Exchange Act, subsidiary issuers of obligations guaranteed by their parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into such parent company’s consolidated financial statements, such related guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. CF Holdings owns substantially all of its assets and conducts substantially all of its operations through CF Industries, and CF Industries is consolidated into CF Holdings’ financial statements. Our Public Senior Notes either meet the conditions of this requirement or are otherwise not required to be presented. Accordingly, separate consolidated financial statements of CF Industries have not been presented.
Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, summarized financial information for CF Industries has been excluded because the assets, liabilities and results of operations of CF Industries are not materially different than the corresponding amounts in CF Holdings’ consolidated financial statements, and because management believes such summarized financial information would not be material for investors.

CF INDUSTRIES HOLDINGS, INC.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of March 31, 2026 and December 31, 2025, we had $132 million and $77 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of March 31, 2026, our open natural gas derivative contracts consisted of natural gas basis swaps for 9.0 million MMBtus of natural gas. As of December 31, 2025, our open natural gas derivative contracts consisted of natural gas basis swaps for 13.5 million MMBtus of natural gas.
Defined Benefit Pension Plans
In the fourth quarter of 2025, pursuant to the implementation of our retirement plan strategy for our Canadian and U.K. pension plans, we entered into agreements with insurance companies to purchase non-participating group buy-in annuity contracts (buy-in contracts), and for one of our Canadian plans, a non-participating group buy-out annuity contract that transferred the majority of the plan’s projected benefit obligation to the insurance company. While the buy-in contracts did not transfer the projected benefit obligations to the insurance companies, they were structured to align with the projected benefits for each of the plans and are held as pension trust assets. As a result of these transactions, we do not expect to have significant required contributions for our Canadian or U.K. pension plans.
As a result of the planned windup of our U.S. pension plan with an effective termination date of December 31, 2025, we expect to contribute approximately $9 million to this plan in 2026, representing the estimated plan termination liability.
Distributions to Noncontrolling Interest in CFN
On January 30, 2026, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2025, and on January 30, 2026, CFN distributed $201 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2026 is approximately $88 million.
Cash Flows
Net cash provided by operating activities during the first three months of 2026 was $496 million, a decrease of $90 million, compared to $586 million in the first three months of 2025. The decrease in cash flow from operations was due primarily to cash used for changes in working capital, which included lower customer advances, higher accounts receivable and lower accounts payable and accrued expenses, and income tax deposits made to Canadian taxing authorities during the first

CF INDUSTRIES HOLDINGS, INC.
quarter of 2026 of approximately $95 million. These factors that resulted in lower cash from operations in the first three months of 2026 were partially offset by higher earnings driven by higher gross margin compared to the prior year period.
Net cash used in investing activities was $225 million in the first three months of 2026 compared to $126 million in the first three months of 2025. Capital expenditures totaled $223 million during the first three months of 2026 compared to $132 million in the first three months of 2025. Our capital expenditures for the first three months of 2026 included $65 million related to the Blue Point joint venture and $20 million related to the Blue Point complex Common Facilities.
Net cash used in financing activities was $199 million in the first three months of 2026 compared to $671 million in the first three months of 2025. The decrease in net cash used in financing activities was due primarily to (i) a decrease in share repurchases, (ii) contributions from noncontrolling interests of $117 million in the first three months of 2026, and (iii) a decrease in dividends paid on common stock due to lower shares outstanding as a result of common shares repurchased under our share repurchase programs. In the first three months of 2026, we paid $28 million for share repurchases compared to $444 million in the first three months of 2025. In the first three months of 2026, dividends paid on common stock were $78 million compared to $86 million in the first three months of 2025. These factors that resulted in lower cash used in financing activities were partially offset by higher distributions to noncontrolling interests.
Critical Accounting Estimates
During the first three months of 2026, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncement
See Note 2—New Accounting Standard for a discussion of a recently issued accounting pronouncement that is not yet adopted.
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
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026. Such factors include, among others:
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

CF INDUSTRIES HOLDINGS, INC.
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
•regulatory provisions and requirements related to greenhouse gas emissions and sustainability matters, including announced or future changes in environmental, climate change or sustainability laws;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for information on our market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates, and our utilization of natural gas derivatives and an analysis of the sensitivity of these derivatives. As of March 31, 2026, we had open natural gas derivative contracts for 9.0 million MMBtus covering certain periods through March 2027.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended March 31, 2026.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
January 1, 2026 - January 31, 2026	75,395	(3)	$80.21	—	$1,721,844
February 1, 2026 - February 28, 2026	196,217	(4)	97.30	155,108	1,706,845
March 1, 2026 - March 31, 2026	332	(5)	134.76	—	1,706,845
Total	271,944		$92.61	155,108
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2025 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers and excise taxes.
(2)On May 6, 2025, we announced that our Board of Directors authorized the repurchase of up to $2 billion of CF Holdings common stock effective through December 31, 2029. This share repurchase program is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs in Part I of this Quarterly Report on Form 10-Q and in Note 16—Stockholders’ Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(3)Amount represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
(4)Includes 41,109 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units.
(5)Amount represents shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended March 31, 2026, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index below.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Separation and Release Agreement, dated January 12, 2026, between CF Industries Holdings, Inc. and Gregory D. Cameron (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 13, 2026)

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (embed within the Inline XBRL document and included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 7, 2026	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2026	By:	/s/ RICHARD A. HOKER
Richard A. Hoker Vice President and Corporate Controller and Interim Chief Financial Officer (Principal Financial Officer)