Form 10-Q
period 2026-06-30
CF Industries Holdings, Inc.
filed 2026-08-06
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
151,338,130 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 3, 2026.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net sales	$2,222	$1,890	$4,208	$3,553
Cost of sales	1,077	1,135	2,317	2,226
Gross margin	1,145	755	1,891	1,327
Selling, general and administrative expenses	89	101	192	185
U.K. operations restructuring	—	—	—	23
Asset impairment	23	—	23	—
Insurance recoveries—property damage	—	—	(25)	—
Insurance recoveries—business interruption	(50)	—	(50)	—
Litigation settlement gain	—	—	(170)	—
Other operating (income) expense—net	(31)	8	(50)	22
Total other operating expense (income)—net	31	109	(80)	230
Equity in earnings of operating affiliate	7	2	13	6
Operating earnings	1,121	648	1,984	1,103
Interest expense	50	36	89	73
Interest income	(26)	(17)	(46)	(34)
Other non-operating expense (income)—net	4	(6)	4	(8)
Earnings before income taxes	1,093	635	1,937	1,072
Income tax provision	224	143	392	229
Net earnings	869	492	1,545	843
Less: Net earnings attributable to noncontrolling interests	142	106	203	145
Net earnings attributable to common stockholders	$727	$386	$1,342	$698
Net earnings per share attributable to common stockholders:
Basic	$4.74	$2.37	$8.72	$4.21
Diluted	$4.73	$2.37	$8.71	$4.20
Weighted-average common shares outstanding:
Basic	153.6	162.9	153.9	165.8
Diluted	153.9	163.1	154.2	165.9
Dividends declared per common share	$0.50	$0.50	$1.00	$1.00
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Net earnings	$869	$492	$1,545	$843
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(21)	74	(43)	85
Derivatives—net of taxes	—	—	(1)	—
Defined benefit plans—net of taxes	—	(5)	2	(7)
	(21)	69	(42)	78
Comprehensive income	848	561	1,503	921
Less: Comprehensive income attributable to noncontrolling interests	142	106	203	145
Comprehensive income attributable to common stockholders	$706	$455	$1,300	$776
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2026	December 31, 2025
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents (amount related to variable interest entity (VIE)— 2026: $341, 2025: $130)	$2,480	$1,982
Accounts receivable—net	718	488
Inventories	415	383
Prepaid income taxes	99	105
Other current assets (amount related to VIE—2026: $6, 2025: $1)	40	27
Total current assets	3,752	2,985
Property, plant and equipment—net (amount related to VIE—2026: $504, 2025: $361)	6,758	6,715
Investment in affiliate	36	32
Goodwill	2,492	2,493
Intangible assets—net	460	473
Operating lease right-of-use assets (amount related to VIE—2026: $1, 2025: $0)	385	410
Other assets (amount related to VIE—2026: $17, 2025: $1)	1,216	980
Total assets	$15,099	$14,088
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses (amount related to VIE—2026: $51, 2025: $52)	$642	$681
Customer advances	11	77
Current operating lease liabilities (amount related to VIE—2026: $1, 2025: $0)	104	110
Other current liabilities	15	19
Total current liabilities	772	887
Long-term debt	3,216	3,215
Deferred income taxes	841	869
Operating lease liabilities	293	311
Supply contract liability	679	694
Other liabilities (amount related to VIE—2026: $1, 2025: $1)	378	337
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2026—151,641,530 shares issued and 2025—153,552,162 shares issued	2	2
Paid-in capital	1,199	1,197
Retained earnings	4,829	3,874
Treasury stock—at cost, 2026—45,854 shares and 2025—0 shares	(5)	—
Accumulated other comprehensive loss	(277)	(235)
Total stockholders’ equity	5,748	4,838
Noncontrolling interests	3,172	2,937
Total equity	8,920	7,775
Total liabilities and equity	$15,099	$14,088
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of March 31, 2026	$2	$(25)	$1,209	$4,412	$(256)	$5,342	$2,914	$8,256
Net earnings	—	—	—	727	—	727	142	869
Other comprehensive loss	—	—	—	—	(21)	(21)	—	(21)
Purchases of treasury stock	—	(232)	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	251	(18)	(233)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	9	—	9
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(77)	—	(77)	—	(77)
Contributions from noncontrolling interests	—	—	—	—	—	—	116	116
Balance as of June 30, 2026	$2	$(5)	$1,199	$4,829	$(277)	$5,748	$3,172	$8,920

Balance as of December 31, 2025	$2	$—	$1,197	$3,874	$(235)	$4,838	$2,937	$7,775
Net earnings	—	—	—	1,342	—	1,342	203	1,545
Other comprehensive loss	—	—	—	—	(42)	(42)	—	(42)
Purchases of treasury stock	—	(247)	—	—	—	(247)	—	(247)
Retirement of treasury stock	—	251	(18)	(233)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(10)	—	—	—	(10)	—	(10)
Issuance of $0.01 par value common stock under employee stock plans	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	20	—	—	20	—	20
Dividends and dividend equivalents ($1.00 per share)	—	—	—	(154)	—	(154)	—	(154)
Contributions from noncontrolling interests	—	—	—	—	—	—	233	233
Distribution declared to noncontrolling interests	—	—	—	—	—	—	(201)	(201)
Balance as of June 30, 2026	$2	$(5)	$1,199	$4,829	$(277)	$5,748	$3,172	$8,920

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
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Net earnings	$1,545	$843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	443	453
Deferred income taxes	(25)	(38)
Stock-based compensation expense	20	22
Unrealized net (gain) loss on natural gas derivatives	(5)	2
Asset impairment	23	—
Loss on disposal of property, plant and equipment	9	1
Insurance recoveries—property damage	(25)	—
Loss on sale of Ince facility	—	23
Undistributed earnings of affiliate—net of taxes	(3)	(6)
Changes in assets and liabilities:
Accounts receivable—net	(233)	(178)
Inventories	(28)	(6)
Accrued and prepaid income taxes	(23)	95
Accounts payable and accrued expenses	(66)	4
Customer advances	(66)	(86)
Other—net	(192)	20
Net cash provided by operating activities	1,374	1,149
Investing Activities:
Additions to property, plant and equipment	(494)	(377)
Proceeds from sale of property, plant and equipment	1	6
Proceeds from sale of Ince facility	—	4
Insurance proceeds for property, plant and equipment	25	—
Purchase of emission credits	(6)	(1)
Net cash used in investing activities	(474)	(368)
Financing Activities:
Dividends paid on common stock	(155)	(167)
Contributions from noncontrolling interests	233	235
Distributions to noncontrolling interests	(201)	(129)
Purchases of treasury stock	(253)	(660)
Proceeds from issuances of common stock under employee stock plans	1	1
Cash paid for shares withheld for taxes	(10)	(13)
Net cash used in financing activities	(385)	(733)
Effect of exchange rate changes on cash and cash equivalents	(17)	24
Increase in cash and cash equivalents	498	72
Cash and cash equivalents at beginning of period	1,982	1,614
Cash and cash equivalents at end of period	$2,480	$1,686

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
Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia, or upgraded products, that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Upgraded products that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia. In addition, our low-carbon ammonia and upgraded products derived from low-carbon ammonia (“low-carbon upgraded products”, together with low-carbon ammonia “low-carbon products”) are expected to be used for existing and new applications, such as power generation and steel production in Japan, and to help customers reduce the economic impact of European carbon border adjustment fees and other carbon regulations.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is to CF Industries Holdings, Inc. only and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements of CF Holdings include the accounts of CF Industries, all of CF Holdings’ majority-owned subsidiaries and a variable interest entity of which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. See Note 12—Variable Interest Entity and Note 15—Noncontrolling Interests for additional information. Certain prior period amounts have been reclassified to conform with the current period presentation.
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

CF INDUSTRIES HOLDINGS, INC.
2.   New Accounting Standards
In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that our adoption of this ASU will have on our consolidated financial statements.
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
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three and six months ended June 30, 2026 and 2025:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended June 30, 2026
North America	$489	$712	$557	$1	$166	$1,925
Europe and other	97	47	56	70	27	297
Total revenue	$586	$759	$613	$71	$193	$2,222
Three months ended June 30, 2025
North America	$415	$547	$558	$57	$109	$1,686
Europe and other	76	—	52	60	16	204
Total revenue	$491	$547	$610	$117	$125	$1,890

Six months ended June 30, 2026
North America	$964	$1,302	$1,109	$2	$272	$3,649
Europe and other	249	47	87	127	49	559
Total revenue	$1,213	$1,349	$1,196	$129	$321	$4,208
Six months ended June 30, 2025
North America	$781	$986	$966	$104	$222	$3,059
Europe and other	230	—	114	114	36	494
Total revenue	$1,011	$986	$1,080	$218	$258	$3,553
As of June 30, 2026 and December 31, 2025, we had $11 million and $77 million, respectively, in customer advances on our consolidated balance sheets. During the six months ended June 30, 2026 and 2025, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives accrued as of June 30, 2026 and December 31, 2025 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of June 30, 2026, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price estimates, our remaining performance obligations under these contracts were approximately $1.5 billion. We expect to recognize

CF INDUSTRIES HOLDINGS, INC.
approximately 17% of these performance obligations as revenue in the remainder of 2026, approximately 43% as revenue during 2027-2029, approximately 14% as revenue during 2030-2032, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $570 million as of June 30, 2026. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2025 will be satisfied in 2026.
Supply Contract Liability
In connection with our December 1, 2023 acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For the three months ended June 30, 2026 and 2025, we amortized approximately $7 million and $8 million, respectively, of the Supply Contract liability into net sales. For both the six months ended June 30, 2026 and 2025, we amortized approximately $15 million of the Supply Contract liability into net sales. As of June 30, 2026 and December 31, 2025, we had $679 million and $694 million, respectively, in Supply Contract liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for the remainder of 2026 is approximately $15 million and for each of the fiscal years 2027 to 2031 is approximately $30 million.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$727	$386	$1,342	$698
Basic earnings per common share:
Weighted-average common shares outstanding	153.6	162.9	153.9	165.8
Net earnings attributable to common stockholders	$4.74	$2.37	$8.72	$4.21
Diluted earnings per common share:
Weighted-average common shares outstanding	153.6	162.9	153.9	165.8
Dilutive common shares—stock-based awards	0.3	0.2	0.3	0.1
Diluted weighted-average common shares outstanding	153.9	163.1	154.2	165.9
Net earnings attributable to common stockholders	$4.73	$2.37	$8.71	$4.20
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.
5.   Inventories
Inventories consist of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Finished goods	$356	$332
Raw materials, spare parts and supplies	59	51
Total inventories	$415	$383

CF INDUSTRIES HOLDINGS, INC.
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Land	$109	$109
Machinery and equipment	14,008	13,957
Buildings and improvements	1,038	1,043
Construction in progress	988	709
Property, plant and equipment(1)	16,143	15,818
Less: Accumulated depreciation and amortization	9,385	9,103
Property, plant and equipment—net	$6,758	$6,715
_______________________________________________________________________________
(1)As of June 30, 2026 and December 31, 2025, we had property, plant and equipment that was accrued but unpaid of $157 million and $118 million, respectively. As of June 30, 2025 and December 31, 2024, we had property, plant and equipment that was accrued but unpaid of $183 million and $101 million, respectively.
Depreciation and amortization related to property, plant and equipment was $213 million and $440 million for the three and six months ended June 30, 2026, respectively, and $230 million and $450 million for the three and six months ended June 30, 2025.
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
The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2026	2025
	(in millions)
Net capitalized plant turnaround costs as of January 1	$427	$363
Additions	110	90
Depreciation	(83)	(78)
Effect of exchange rate changes and other	(4)	4
Net capitalized plant turnaround costs as of June 30	$450	$379
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

CF INDUSTRIES HOLDINGS, INC.
The Yazoo City incident is a covered event under our comprehensive insurance coverage for property damage, business interruption and other insurable exposures applicable to our global manufacturing plants and properties. In the first quarter of 2026, we filed initial insurance claims for both property damage and business interruption related to the Yazoo City incident. We subsequently received initial acceptance of our claims from the insurance carriers and are continuing to work with the carriers to determine the total value of the claims. We expect to receive insurance proceeds over the rebuilding period of the Yazoo City plant.
In the first quarter of 2026, as a result of the $25 million asset impairment previously recorded and the insurance carriers’ acceptance of our claims and authorization for the initial payment, we recognized $25 million of property damage insurance recoveries. The $25 million of recoveries is included in insurance recoveries—property damage in our consolidated statement of operations for the six months ended June 30, 2026. No business interruption insurance recoveries were recognized during the first quarter of 2026, as such recoveries represent gain contingencies and are recognized when realized.
In the second quarter of 2026, we received initial proceeds of $75 million, consisting of the $25 million of property damage insurance recoveries recognized in the first quarter of 2026 and $50 million of business interruption insurance recoveries, which are included in insurance recoveries—business interruption in our consolidated statements of operations for the three and six months ended June 30, 2026.
In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant and expects production of ammonia, AN solution, nitric acid, UAN and urea liquor to resume in the first half of 2027. As a result of the approved plan, certain fixed assets within our North American AN asset group will no longer provide future economic benefit, and we recorded an impairment charge of $23 million in the second quarter of 2026.
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
If NGC does not make sufficient quantities of natural gas available to PLNL at prices and terms that permit profitable operations, PLNL may cease operating its facility, which would trigger an impairment assessment of our remaining investment in PLNL. As of June 30, 2026, the total carrying value of our equity method investment in PLNL was $36 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $43 million and $81 million for the three and six months ended June 30, 2026, respectively, and $21 million and $55 million for the three and six months ended June 30, 2025, respectively.

CF INDUSTRIES HOLDINGS, INC.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$662	$—	$—	$662
Cash equivalents:
U.S. and Canadian government obligations	198	—	—	198
Other debt securities	1,620	—	—	1,620
Total cash and cash equivalents	$2,480	$—	$—	$2,480
Nonqualified employee benefit trusts	15	3	—	18

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$629	$—	$—	$629
Cash equivalents:
U.S. and Canadian government obligations	284	—	—	284
Other debt securities	1,069	—	—	1,069
Total cash and cash equivalents	$1,982	$—	$—	$1,982
Nonqualified employee benefit trusts	15	3	—	18
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2026 and December 31, 2025 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2026
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,818	$1,818	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	4	—	4	—
Derivative liabilities	(3)	—	(3)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,353	$1,353	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(5)	—	(5)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2026 and December 31, 2025, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$3,216	$3,115	$3,215	$3,131
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
9.   Income Taxes
For the three months ended June 30, 2026, we recorded an income tax provision of $224 million on pre-tax income of $1.09 billion, or an effective tax rate of 20.5%, compared to an income tax provision of $143 million on pre-tax income of $635 million, or an effective tax rate of 22.4%, for the three months ended June 30, 2025.
For the six months ended June 30, 2026, we recorded an income tax provision of $392 million on pre-tax income of $1.94 billion, or an effective tax rate of 20.2%, compared to an income tax provision of $229 million on pre-tax income of $1.07 billion, or an effective tax rate of 21.3%, for the six months ended June 30, 2025.
Our income tax provision for the three and six months ended June 30, 2025 included $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate for the three and six months ended June 30, 2025 by 3.4 percentage points and 2.0 percentage points, respectively.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended June 30, 2026 of 20.5%, which is based on pre-tax income of $1.09 billion, including $142 million of earnings attributable to the noncontrolling interests, would be 3.0 percentage points higher if based on pre-tax income exclusive of the $142 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended June 30, 2025 of 22.4%, which is based on pre-tax income of $635 million, including $106 million of earnings attributable to the noncontrolling interest, would be 4.5 percentage points higher if based on pre-tax income exclusive of the $106 million of earnings attributable to the noncontrolling interests.
Our effective tax rate for the six months ended June 30, 2026 of 20.2%, which is based on pre-tax income of $1.94 billion, including $203 million of earnings attributable to the noncontrolling interests, would be 2.4 percentage points higher if based on pre-tax income exclusive of the $203 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the six months ended June 30, 2025 of 21.3%, which is based on pre-tax income of $1.07 billion, including $145 million of earnings attributable to the noncontrolling interests, would be 3.4 percentage points higher if based on pre-tax income exclusive of the $145 million of earnings attributable to the noncontrolling interests.
Noncurrent Income Tax-related Assets
As of June 30, 2026 and December 31, 2025, other assets on our consolidated balance sheets include income tax-related assets of $886 million and $654 million, respectively, which primarily relate to transfer pricing matters.
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities for transfer pricing matters. In connection with these ongoing transfer pricing matters, the Company has income tax-related assets consisting primarily of a long-term receivable for tax refunds, for which the Company has a corollary liability for unrecognized tax benefits, and income tax deposits with Canadian taxing authorities made in 2022 and in the first half of 2026.
Unrecognized tax benefits
In the three months ended June 30, 2026, we recorded an increase to unrecognized tax benefits of $24 million of tax and related accrued interest of $13 million associated with a tax position arising from an examination by the Internal Revenue Service. If recognized, $11 million of the unrecognized tax benefits would impact the effective tax rate.

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
As of June 30, 2026, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2026, or as of December 31, 2025.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including one financial covenant. As of June 30, 2026, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Reimbursement Agreement
We are party to a reimbursement agreement providing for the issuance of up to $425 million of letters of credit. As of June 30, 2026, approximately $328 million of letters of credit were outstanding under this agreement. The primary purpose of the letters of credit outstanding is to provide credit support to Canadian taxing authorities for amounts related to certain tax years that were reassessed and objected to, and which have been accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2026 and December 31, 2025 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2026		December 31, 2025
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$743
5.300% due November 2035	5.444%	1,000	989	1,000	989
4.950% due June 2043	5.040%	750	743	750	742
5.375% due March 2044	5.478%	750	741	750	741
Total long-term debt		$3,250	$3,216	$3,250	$3,215
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million as of both June 30, 2026 and December 31, 2025, and total deferred debt issuance costs were $29 million and $30 million as of June 30, 2026 and December 31, 2025, respectively.
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

CF INDUSTRIES HOLDINGS, INC.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest on borrowings(1)	$43	$38	$85	$75
Fees on financing agreements and other(1)	2	2	4	4
Interest on tax liabilities(2)	13	—	14	—
Interest capitalized	(8)	(4)	(14)	(6)
Total interest expense	$50	$36	$89	$73
_______________________________________________________________________________
(1)See Note 10—Financing Agreements for additional information.
(2)See Note 9—Income Taxes for additional information.
12.   Variable Interest Entity
On April 8, 2025, we formed a joint venture, Blue Point Number One, LLC, with JERA Co., Inc. (JERA), Japan’s largest energy company, and Mitsui & Co., Ltd. (Mitsui), a leading global investment and trading company, to construct a low-carbon ammonia production facility at our Blue Point complex located in Modeste, Louisiana (the Blue Point One joint venture). We hold 40% ownership, JERA holds 35% ownership, and Mitsui holds 25% ownership in the Blue Point One joint venture.
The Blue Point One joint venture is constructing an autothermal reforming (ATR) ammonia production facility with a carbon dioxide (CO2) dehydration and compression unit to prepare captured CO2 for transportation and sequestration. We are responsible for overseeing and managing the development, construction, operation and maintenance of the ammonia production facility under contracts with the Blue Point One joint venture. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. State and federal permits were received in July 2026, enabling construction at the Blue Point complex to commence in August 2026. Low-carbon ammonia production is expected to begin in 2029. See Note 19—Subsequent Events, for information on a permitting matter related to the Blue Point complex. Once production commences, we, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point One joint venture in accordance with our respective ownership percentages.
Pursuant to periodic capital calls, the Blue Point One joint venture members will fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. The table below summarizes capital contributions made by us, JERA and Mitsui during the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
CF Holdings(1)(2)	$78	$157	$156	$157
JERA	68	137	136	137
Mitsui	48	98	97	98
Total—JERA and Mitsui	116	235	233	235
Total capital contributions	$194	$392	$389	$392
_______________________________________________________________________________
(1)Our 40% equity interest in the Blue Point One joint venture is held by one of our wholly owned subsidiaries.
(2)For the three and six months ended June 30, 2025, our contributions included a $43 million non-cash contribution of an intellectual property license.
In addition, we will build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading (the “Common Facilities”).
We determined that the Blue Point One joint venture is a variable interest entity (VIE) of which we are the primary beneficiary. We have a significant variable interest in the Blue Point One joint venture through our 40% equity interest. We are considered the primary beneficiary of the VIE as we have both the power to direct the day-to-day operations of the low-carbon ammonia production facility, which are the activities that most significantly impact the economic performance of the VIE, and

CF INDUSTRIES HOLDINGS, INC.
the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, due to our 40% equity interest. As a result, we consolidate this VIE in our consolidated financial statements, with the combined 60% equity interest owned by JERA and Mitsui recorded as noncontrolling interests.
The table below summarizes the assets and liabilities of the Blue Point One joint venture included in our consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$341	$130
Other current assets	6	1
Total current assets	347	131
Property, plant and equipment—net	504	361
Operating lease right-of-use assets	1	—
Other assets	17	1
Total assets	$869	$493
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$52	$52
Current operating lease liabilities	1	—
Total current liabilities	53	52
Other liabilities	1	1
Total liabilities	$54	$53
As of June 30, 2026 and December 31, 2025, all assets of the Blue Point One joint venture can only be used to settle the obligations of the Blue Point One joint venture. In addition, as of June 30, 2026 and December 31, 2025, all liabilities of the Blue Point One joint venture are payable to creditors who do not have recourse to the general credit of CF Holdings, except as discussed below.
CF Holdings has provided guarantees for certain financial commitments of the Blue Point One joint venture to several third-party vendors. As of June 30, 2026, accounts payable and accrued expenses presented in the table above includes $1 million of liabilities incurred by the Blue Point One joint venture to one of these third-party vendors.
13. Litigation Settlement Gain
In March 2026, CF Industries Sales, LLC and CF Industries Nitrogen, LLC, both subsidiaries of CF Holdings, signed an agreement to settle litigation with Orica International Pte Ltd and certain other affiliates of Orica Limited (Orica) and Nelson Brothers Inc. and Nelson Brothers LLC. In connection with the resolution of the litigation pursuant to the settlement, Orica agreed to pay us approximately $170 million in cash and issued a press release confirming the settlement terms and Orica’s funding source. The settlement also provided for the termination of the AN purchase agreements entered into in February 2014 between the parties.
Upon execution of the settlement agreement, we concluded that the settlement payment was unconditional and legally enforceable, thus the gain contingency was considered realized during the first quarter of 2026. Accordingly, we recognized a gain of approximately $170 million, which is reflected in litigation settlement gain in our consolidated statement of operations for the six months ended June 30, 2026.
On April 30, 2026, we received the cash payment from Orica.

CF INDUSTRIES HOLDINGS, INC.
14. Other Operating (Income) Expense—Net
Details of other operating (income) expense—net are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Loss on disposal of property, plant and equipment	$7	$—	$9	$1
Loss (gain) on foreign currency transactions(1)	2	(3)	5	(1)
45Q Tax Credits(2)	(19)	—	(43)	—
Blue Point One joint venture development costs(3)	7	2	9	2
Other	(28)	9	(30)	20
Other operating (income) expense—net	$(31)	$8	$(50)	$22
_____________________________________________________________________
(1)Loss (gain) on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions.
(2)Represents income earned for tax credits under Section 45Q of the Internal Revenue Code (45Q Tax Credits), which provide a tax credit per metric ton of CO2 captured and disposed of in secure geological storage.
(3)Represents development costs that are not eligible for capitalization and relate to the construction of the low-carbon ammonia production facility at our Blue Point complex.

15.   Noncontrolling Interests
We have a strategic venture with CHS Inc. (CHS) under which CHS owns an equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings. CHS’ equity interest represents approximately 10% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. We also have a 40% ownership interest in the Blue Point One joint venture. JERA and Mitsui own the remaining membership interests. See Note 12—Variable Interest Entity for additional information on the Blue Point One joint venture.
For financial reporting purposes, the assets, liabilities and earnings of CFN and the Blue Point One joint venture are consolidated into our financial statements. CHS’ interest in CFN and each of JERA’s and Mitsui’s interests in the Blue Point One joint venture are recorded in noncontrolling interests in our consolidated financial statements.
A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	2026			2025
	CFN	Blue Point	Total	CFN	Blue Point	Total
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,644	$293	$2,937	$2,607	$—	$2,607
Issuance of noncontrolling interests	—	233	233	—	235	235
Earnings (loss) attributable to noncontrolling interests	211	(8)	203	140	5	145
Declaration of distributions payable	(201)	—	(201)	(129)	—	(129)
Balance as of June 30	$2,654	$518	$3,172	$2,618	$240	$2,858
Distributions payable to noncontrolling interests:
Balance as of January 1	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	201	—	201	129	—	129
Distributions to noncontrolling interests	(201)	—	(201)	(129)	—	(129)
Balance as of June 30	$—	$—	$—	$—	$—	$—

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
On July 31, 2026, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2026 in accordance with CFN’s limited liability company agreement, and CFN distributed $246 million to CHS for this distribution period.
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
The following table summarizes the share repurchases under the 2025 Share Repurchase Program through June 30, 2026.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2025:
Fourth quarter	3.4	$278
Total shares repurchased in 2025	3.4	$278
Shares repurchased in 2026:
First quarter	0.2	$15
Second quarter	2.0	230
Total shares repurchased in 2026	2.2	$245
Shares repurchased as of June 30, 2026	5.6	$523
______________________________________________________________________________
(1)As defined in the 2025 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2026, we repurchased approximately 2.2 million shares under the 2025 Share Repurchase Program for $245 million, of which $5 million was accrued and unpaid as of June 30, 2026. In the six months ended June 30, 2026, we retired approximately 2.2 million shares of repurchased stock, and we held 45,854 shares of treasury stock as of June 30, 2026.
In the six months ended June 30, 2025, we repurchased approximately 8.2 million shares under the 2022 Share Repurchase Program for $636 million, and we retired approximately 8.3 million shares of repurchased stock.

CF INDUSTRIES HOLDINGS, INC.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2025	$(151)	$3	$(87)	$(235)
Effect of exchange rate changes and deferred taxes	(43)	(1)	2	(42)
Balance as of June 30, 2026	$(194)	$2	$(85)	$(277)

Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
Loss arising during the period	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	85	—	(6)	79
Balance as of June 30, 2025	$(136)	$3	$(69)	$(202)

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
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the three and six months ended June 30, 2026 and 2025 are presented in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Ammonia
Net sales	$586	$491	$1,213	$1,011
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	101	108	237	218
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(1)	—	(2)	1
Depreciation and amortization(2)	67	60	136	115
Distribution and storage(3)	58	58	97	95
Freight(4)	11	10	26	25
Other segment items(5)	121	119	263	235
Total cost of sales	357	355	757	689
Gross margin	$229	$136	$456	$322

Granular Urea
Net sales	$759	$547	$1,349	$986
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	79	83	209	178
Unrealized net mark-to-market gain on natural gas derivatives	(1)	—	(2)	—
Depreciation and amortization(2)	75	72	151	143
Distribution and storage(3)	3	2	7	5
Freight(4)	21	12	32	19
Other segment items(5)	105	99	220	189
Total cost of sales	282	268	617	534
Gross margin	$477	$279	$732	$452

CF INDUSTRIES HOLDINGS, INC.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
UAN
Net sales	$613	$610	$1,196	$1,080
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	63	91	176	195
Unrealized net mark-to-market (gain) loss on natural gas derivatives	—	—	(1)	1
Depreciation and amortization(2)	53	72	117	145
Distribution and storage(3)	24	25	39	38
Freight(4)	36	35	72	71
Other segment items(5)	87	117	193	218
Total cost of sales	263	340	596	668
Gross margin	$350	$270	$600	$412

AN
Net sales	$71	$117	$129	$218
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	—	14	1	24
Depreciation and amortization(2)	3	10	6	18
Freight(4)	5	9	8	16
Other segment items(5)	67	59	129	119
Total cost of sales	75	92	144	177
Gross margin	$(4)	$25	$(15)	$41

Other(6)
Net sales	$193	$125	$321	$258
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	12	12	29	27
Depreciation and amortization(2)	16	17	32	30
Distribution and storage(3)	1	2	1	2
Freight(4)	17	14	31	30
Other segment items(5)	54	35	110	69
Total cost of sales	100	80	203	158
Gross margin	$93	$45	$118	$100

CF INDUSTRIES HOLDINGS, INC.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Consolidated
Net sales	$2,222	$1,890	$4,208	$3,553
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	255	308	652	642
Unrealized net mark-to-market (gain) loss on natural gas derivatives	(2)	—	(5)	2
Depreciation and amortization(2)	214	231	442	451
Distribution and storage(3)	86	87	144	140
Freight(4)	90	80	169	161
Other segment items(5)	434	429	915	830
Total cost of sales	1,077	1,135	2,317	2,226
Gross margin	1,145	755	1,891	1,327
Total other operating expense (income)—net(7)	31	109	(80)	230
Equity in earnings of operating affiliate	7	2	13	6
Operating earnings	$1,121	$648	$1,984	$1,103
_______________________________________________________________________________
(1)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(2)For both the three months ended June 30, 2026 and 2025, depreciation and amortization does not include $8 million of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For both the six months ended June 30, 2026 and 2025, depreciation and amortization does not include $16 million of depreciation and amortization allocated to Corporate, which includes amortization of definite-lived intangible assets. For the three months ended June 30, 2026 and 2025, depreciation and amortization does not include $7 million and $8 million, respectively, of amortization related to the Supply Contract liability, which is recognized in net sales. For both the six months ended June 30, 2026 and 2025, depreciation and amortization does not include $15 million of amortization related to the Supply Contract liability, which is recognized in net sales. See Note 3—Revenue Recognition for additional information on the Supply Contract liability.
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
(7)Total other operating expense (income)—net for the six months ended June 30, 2026 includes a gain of approximately $170 million related to a litigation settlement, and insurance recoveries of $75 million. See Note 13—Litigation Settlement Gain and Note 6—Property, Plant and Equipment—Net for additional information.

Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2026 and December 31, 2025:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Goodwill as of December 31, 2025	$981	$828	$576	$69	$39	$2,493
Effect of exchange rate changes	(1)	—	—	—	—	(1)
Goodwill as of June 30, 2026	$980	$828	$576	$69	$39	$2,492

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
Various plaintiffs and defendants submitted briefing to the Judicial Panel on Multidistrict Litigation (JPML) seeking transfer of all related actions for consolidated pretrial proceedings. The JPML ordered that the related actions be consolidated before Judge Eric F. Melgren in the District of Kansas.
The Company disputes plaintiffs’ allegations in each of these complaints and intends to vigorously defend itself in these actions. Management cannot predict the eventual scope, duration or outcome of these actions and is unable to estimate the amount or range of potential losses, if any, at this time.
19.   Subsequent Events
U.S. Pension Plan Settlement
Effective December 31, 2025, our primary U.S. defined benefit pension plan was terminated. In July 2026, substantially all of the plan obligations were settled through a combination of lump sum payments and the purchase of a group buy-out annuity contract. For the plan participants who elected a lump sum option, payments of approximately $115 million were made and were funded with plan assets. We also purchased a non-participating group buy-out annuity contract from an insurance company and transferred the remaining projected benefit obligation of approximately $70 million, which was also funded with plan assets. Under this transaction, the insurance company assumed responsibility for pension benefits and annuity administration for covered participants or their beneficiaries. In order to satisfy the remaining plan liabilities, including the cost to purchase the annuity contract and distribute the lump sum payments, in July 2026, we made a cash contribution of $6 million to the plan.
In the third quarter of 2026, we will remeasure the projected benefit obligation and plan assets for this plan and we expect to recognize a non-cash pre-tax pension settlement loss of approximately $7 million, based on current interest rates, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.
Dividends
On July 8, 2026, the Board declared a quarterly dividend of $0.60 per common share, representing an increase from the quarterly dividend of $0.50 per common share that was declared and paid in the second quarter of 2026. The dividend will be paid on August 31, 2026 to stockholders of record as of August 14, 2026.
Blue Point Permitting Matter
On July 21, 2026, Rural Roots Louisiana, Mount Triumph Baptist Church and Pastor Harry Joseph, Sr. (collectively, the “Plaintiffs”), filed a lawsuit against the U.S. Army Corps of Engineers (the “Corps”) seeking a preliminary injunction to suspend the final permits issued to the Company in connection with construction of the Blue Point complex and to rescind the Corps’ final effects determination of no adverse effects until a hearing may be heard on the merits. The Corps and the Company have filed motions in opposition and a hearing on Plaintiffs’ preliminary injunction motion is scheduled for August. The matter is ongoing and we cannot currently predict its final outcome.

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
Our principal customers are cooperatives, retailers, independent fertilizer distributors, traders, wholesalers and industrial users. Our core product is anhydrous ammonia (ammonia), which contains 82% nitrogen and 18% hydrogen. Products derived from ammonia, or upgraded products, that are most often used as nitrogen fertilizers include granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). AN is also used extensively by the commercial explosives industry as a component of explosives. Upgraded products that are sold primarily to industrial customers include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia. In addition, our low-carbon ammonia and upgraded products derived from low-carbon ammonia (“low-carbon upgraded products”, together with low-carbon ammonia “low-carbon products”) are expected to be used for existing and new applications, such as power generation and steel production in Japan, and to help customers reduce the economic impact of European carbon border adjustment fees and other carbon regulations.
Our principal assets as of June 30, 2026 include:
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

CF INDUSTRIES HOLDINGS, INC.
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
•a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in Trinidad and Tobago that we account for under the equity method; and
•a 40% interest in Blue Point Number One, LLC, a joint venture formed on April 8, 2025 (the Blue Point One joint venture), to construct an ammonia manufacturing plant at our Blue Point complex located in Modeste, Louisiana. The joint venture entity is a variable interest entity (VIE) of which we are the primary beneficiary. As a result, we consolidate this entity in our consolidated financial statements, with the combined 60% equity interest owned by our joint venture partners recorded as noncontrolling interests. See “Our Strategy—Blue Point One joint venture,” below, for additional information.
Our Strategy
At our core, CF Industries is a producer of ammonia. We use the Haber-Bosch process to fix atmospheric nitrogen with hydrogen from natural gas to produce ammonia, whose chemical composition is NH3. We sell the ammonia itself or upgrade it to products such as granular urea, UAN and DEF. A majority of the ammonia and upgraded products we manufacture are used as fertilizer, as the nitrogen content provides energy essential for crop growth. Other important uses of our products include emissions control.
Our strategy is to leverage our unique capabilities to accelerate the world’s transition to clean energy. Our unique capabilities include: advantaged production, unmatched distribution and logistics network, operational excellence and disciplined capital stewardship.
Our leadership in ammonia production enables us to drive continued operational excellence in our underlying business while investing in decarbonization technologies to produce low-carbon ammonia. These investments allow us to pursue demand for low-carbon products for both traditional and new applications. Traditional applications include agriculture, where low-carbon products can be used to reduce the carbon footprint of food production and the life cycle carbon intensity of ethanol production. New growth opportunities include hard-to-abate industries like power generation and marine shipping, for which low-carbon ammonia offers a path to significantly lower carbon footprints as it does not emit carbon when combusted.
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
On an interim basis, ExxonMobil is storing CO2 from our Donaldsonville complex in permanent geologic sites through enhanced oil recovery. ExxonMobil has obtained Class VI permits from the U.S. Environmental Protection Agency for its Rose CCS project (Rose). Upon receipt of Class VI permits issued by the Railroad Commission of Texas, ExxonMobil plans to transition to dedicated permanent storage at Rose.

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
Blue Point One joint venture
On April 8, 2025, we formed a joint venture, Blue Point Number One, LLC, with JERA Co., Inc. (JERA), Japan’s largest energy company, and Mitsui & Co., Ltd. (Mitsui), a leading global investment and trading company, to construct a low-carbon ammonia production facility at our Blue Point complex located in Modeste, Louisiana (the Blue Point One joint venture). We hold 40% ownership, JERA holds 35% ownership, and Mitsui holds 25% ownership in the Blue Point One joint venture.
The Blue Point One joint venture is constructing an autothermal reforming (ATR) ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. We are responsible for overseeing and managing the development, construction, operation and maintenance of the ammonia production facility under contracts with the Blue Point One joint venture. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. State and federal permits were received in July 2026, enabling construction at the Blue Point complex to commence in August 2026. Low-carbon ammonia production is expected to begin in 2029. See Note 19—Subsequent Events, for information on a permitting matter related to the Blue Point complex.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point One joint venture members fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages.
Once production commences, we, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point One joint venture in accordance with our respective ownership percentages. The low-carbon ammonia production facility is designed with an annual nameplate capacity of approximately 1.4 million metric tons (approximately 1.5 million tons) and is expected to capture greater than 95% of the CO2 generated from its production of ammonia. The facility is expected to capture, compress and dehydrate approximately 2.3 million metric tons of CO2 annually. Pursuant to a long-term offtake agreement, a joint venture between a subsidiary of Occidental Petroleum Corporation and Enbridge Inc. would then transport the CO2 and permanently sequester it in a Class VI well at its Pelican Sequestration Hub in Louisiana, which is currently under development. The ammonia production facility is expected to qualify for 45Q Tax Credits, which provide a tax credit per metric ton of CO2 captured and disposed of in secure geological storage.
In June 2025, the Blue Point One joint venture executed agreements, including a long-term supply agreement, with a subsidiary of Linde plc for them to design, construct, own, operate and maintain an air separation unit (ASU) at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility.
In addition, we plan to invest approximately $550 million to build scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading (the “Common Facilities”). We will own and operate the Common Facilities, and the Blue Point One joint venture will compensate us for these services.
We determined that the Blue Point One joint venture is a VIE of which we are the primary beneficiary. As a result, we consolidate this VIE in our consolidated financial statements, with the combined 60% equity interest owned by JERA and Mitsui recorded as noncontrolling interests. See “Liquidity and Capital Resources—Blue Point One Joint Venture,” below, and Note 12—Variable Interest Entity, for additional information on the Blue Point One joint venture.
Demand for low-carbon products
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
In 2025, our expectation that there is developing demand for low-carbon ammonia for new applications of our products was confirmed through our joint venture partners, JERA and Mitsui. They have committed low-carbon ammonia volumes from the Blue Point One joint venture for power generation and steel production, among other uses, which represent new applications for our products. In December 2025, both JERA and Mitsui were certified as a Supplier of Low-Carbon Hydrogen and its Derivatives by Japan’s Ministry of Economy, Trade and Industry (METI). The certifications were granted under the “Support Focusing on the Price Gap” scheme established in accordance with Japan’s Hydrogen Society Promotion Act. In addition, in March 2026, METI granted approval for the certification of the Tomakomai Clean Energy Hub, a collaborative project in which Mitsui is a partner, under the Hub Development Support Program within Japan’s Hydrogen Society Promotion Act, further evidencing developing demand for low‑carbon ammonia.
In 2026, we began sales of low-carbon upgraded products. The first sale was PepsiCo’s purchase of low-carbon UAN for use in their product supply chain. Additional upgraded products are being certified low-carbon, and marketing for those products has begun. We continue to engage in discussions with existing and potential customers who have interest in using low-carbon products for traditional applications as well as for the supply of our low-carbon products for new applications. We are evaluating and are in various stages of discussions with other companies for long-term offtake and/or potential joint investments related to new and traditional applications for our low-carbon products. These discussions continue to advance as we gain greater clarity regarding demand for low-carbon products, including associated carbon intensity requirements, government incentives and regulatory developments.
Market Conditions and Current Developments
Geopolitical Environment
Global selling prices for nitrogen fertilizers are driven by supply and demand dynamics. Beginning in 2025 and continuing into the first quarter of 2026, global nitrogen fertilizer market conditions reflected a tight supply and demand balance. In this period, there was strong global demand for all nitrogen products, particularly in North America, India and Brazil. At the same time, global supply was constrained due in part to supply disruptions in 2025 caused by geopolitical issues, maintenance activity and unexpected production outages in Egypt, Iran and Russia, including the impacts of the ongoing Russia-Ukraine war.
Towards the end of the first quarter of 2026, global market conditions were further impacted by the conflict with Iran, which led to additional nitrogen fertilizer global supply constraints and resulting price volatility as trade disruptions in the Middle East continued to unfold. The Middle East is one of the world’s largest nitrogen producing and exporting regions due to its low-cost natural gas supply. Nitrogen production in the Middle East accounts for approximately 25-30% of globally traded ammonia and approximately 35-40% of globally traded urea annually, and urea is the most widely used nitrogen fertilizer globally. In March of 2026, safety concerns amid ongoing attacks by Iran and unavailability of war risk insurance coverage on affected vessels brought the flow of vessels to transport fertilizer and other products through the Strait of Hormuz to a halt. This prevented the export of nitrogen fertilizers from this region and resulted in the curtailment or shut down of a significant amount of nitrogen capacity in the region. This supply disruption impacted the global supply demand balance resulting in higher selling prices for nitrogen products.
Liquefied natural gas (LNG) supply out of the Middle East has also been disrupted by the conflict with Iran. In particular, Qatar’s LNG exports account for approximately 18% of global LNG trade and its export facilities were taken offline in March 2026. This disruption in LNG supply out of the Middle East affected nitrogen producers reliant on imported LNG, such as nitrogen producers in India, Pakistan, and Bangladesh that were either temporarily shut down or operating at reduced rates, further constraining global nitrogen supply. Damage to LNG facilities as a result of the conflict with Iran will require repairs prior to resumption of operations. Qatar’s government has reported it will take multiple years to return its operations to full capacity. Furthermore, it is expected that nitrogen producers in the Middle East that have been impacted by the conflict with Iran, including those impacted by lower LNG supply due to damaged LNG facilities, will also require time to resume production at pre-conflict levels.
As a result of all these factors, global nitrogen fertilizer prices significantly increased in March of 2026 and remained elevated throughout most of the second quarter of 2026. However, near the end of the second quarter of 2026, global nitrogen selling prices declined due primarily to the following factors:

CF INDUSTRIES HOLDINGS, INC.
•a decline in agriculture demand driven by the conclusion of the fertilizer application season, combined with delayed customer purchasing,
•a decline in global import demand for ammonia driven by phosphate production curtailments, which were in response to limited sulfur availability, an input in certain production processes, and
•prospects of returning supply availability from the Middle East as progress was made towards a ceasefire or settlement of the conflict with Iran.
We expect that these geopolitical events, including the length and extent of the conflict with Iran and its expansion throughout and beyond the Persian Gulf, viability of shipping through the Strait of Hormuz, and the extent of damage and time to repair energy infrastructure, will continue to impact the global nitrogen supply and demand balance, and result in higher volatility of future selling prices and demand for nitrogen fertilizer products. The scope and duration of these impacts are currently unknown; however, we believe that the impacts of these geopolitical events on the global nitrogen supply and demand balance, as described above, will persist in the near-term.
Government Policies
Since January 20, 2025, the Trump administration has imposed, modified and proposed additional tariffs on a range of products from most countries around the world, including global tariffs and tariffs on imports from Canada pursuant to the International Emergency Economic Powers Act (IEEPA). The Trump administration has negotiated and is negotiating tariff and trade agreements that have resulted in, and will continue to result in, changes to existing tariffs and other trade policies in the United States and globally. From March 6, 2025, the United States excluded from IEEPA-based tariffs any products that entered the United States duty-free as a good of Canada pursuant to the United States-Mexico-Canada Agreement (USMCA), such that U.S. tariffs on Canadian imports were not applicable to our Canadian production. Effective November 13, 2025, the Trump administration exempted most fertilizer products, including urea, UAN and AN, but not ammonia, from IEEPA global tariffs announced on April 5, 2025.
On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the president to impose tariffs, including IEEPA-based global tariffs and tariffs on imports from Canada. Invoking other legal authority, the Trump administration responded by imposing a 10% tariff on most products imported into the United States on or after February 24, 2026, which may run for up to 150 days absent further congressional extension. The proclamation imposing the 10% tariff continues the IEEPA tariff exemptions that were applicable to our Canadian production and to most fertilizer products, which are both described above. The Trump administration subsequently launched multiple trade investigations pursuant to section 301 of the Trade Act of 1974 that are expected to result in the imposition of more durable tariffs against a wide range of countries at tariff rates to be determined by the Trump administration after receiving recommendations from the Office of the U.S. Trade Representative (USTR). For example, on July 23, 2026, USTR finalized its investigation and, effective July 24, 2026, imposed 10% and 12.5% tariffs on more than 60 countries for failure to impose or effectively enforce bans on the importation of goods produced with forced labor. Prior exclusions of USMCA goods, products subject to section 232 tariffs, and certain fertilizer and other products were maintained in this action, which also exempted ammonia from these tariffs. USTR is expected to announce outcomes in other section 301 actions in the coming months.
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
The United States did not agree to renewal of the USMCA by July 1, 2026, and negotiations between the United States, Canada, and Mexico to address certain U.S. concerns continue. As a result, the USMCA remains intact (albeit some trade is subject to other tariff actions) and will continue to provide duty-free treatment to nitrogen products from Canada but is set to be reviewed annually until a renewal is agreed to by the three countries. On July 20, 2026, the Trump administration issued three executive orders pursuant to section 338 of the Tariff Act of 1930 that will impose additional 50% tariffs on specified products imported from Canada, effective August 19, 2026. The executive orders do not subject nitrogen products to these tariffs.
Effective July 1, 2026, the European Union (EU) implemented the United States-European Union Framework on an Agreement on Reciprocal, Fair, and Balanced Trade to eliminate most-favored nation (MFN) tariffs on EU imports of all U.S. nitrogen fertilizer products through at least the end of 2029. Other trade agreements that were recently negotiated between the

CF INDUSTRIES HOLDINGS, INC.
United States and several other countries may be continued or paused, or further negotiations regarding trade agreements may result in changes to the magnitude, timing or other aspects of tariffs between these countries.
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
President Trump signed an Executive Order (EO) on December 6, 2025, on competitive activity in the food supply chain. The EO directs the Attorney General and the Federal Trade Commission (FTC) to each establish a Food Supply Chain Security Task Force to investigate price-fixing and anti-competitive practices across the sector, including fertilizer, and take action as necessary, including bringing enforcement actions and proposing new regulatory approaches. In addition, following the closure of the Strait of Hormuz and the resulting increase in fertilizer selling prices, as discussed above under “Geopolitical Environment,” the Trump administration and Congress have increased their scrutiny of the fertilizer industry, and the Trump administration has announced intentions to improve fertilizer costs for farmers. On May 28, 2026, the Chairman of the FTC announced that the FTC had launched an industry-wide investigation into fertilizer prices in the United States. The impact on our business and operations of any actions that the Trump administration or Congress could take to address fertilizer prices is uncertain.
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
In the second quarter of 2026, the average selling price for our products was $523 per ton, or 39% higher, compared to $376 per ton in the second quarter of 2025. This resulted in an increase in net sales of approximately $588 million for the second quarter of 2026 compared to the second quarter of 2025. Average selling prices for all of our major products were higher in the second quarter of 2026 than in the second quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further impacted by the conflict with Iran. See “Geopolitical Environment,” above. In the six months ended June 30, 2026, the average selling price for our products was $471 per ton, or 33% higher compared to $354 per ton in the six months ended June 30, 2025. This resulted in an increase in net sales of approximately $989 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Nitrogen Sales Volume
Sales volume was 4.3 million tons in the second quarter of 2026 compared to 5.0 million tons in the second quarter of 2025. Lower sales volume resulted in a decrease in net sales of approximately $256 million. The decrease in sales volume was due primarily to lower sales volumes for our UAN, AN and Ammonia segments, partially offset by an increase in our Other and Granular Urea segments.
Sales volume in the six months ended June 30, 2026 was 8.9 million tons compared to 10.0 million tons in the six months ended June 30, 2025. This resulted in a decrease in net sales of approximately $334 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in sales volume was driven by our UAN, AN and Ammonia segments, partially offset by an increase in our Granular Urea and Other segments.
The decrease in sales volumes for our AN segment in the three and six months ended June 30, 2026 compared to the prior year periods was a result of the idled Yazoo City plant. See “Yazoo City Incident,” below, for additional information.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is the largest and most volatile cost component of the manufacturing cost for our nitrogen products, representing approximately 36% and 34%, respectively, of our production costs in the first six months of 2026 and the year ended December 31, 2025. All of our ammonia manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which has historically been volatile, directly impacts a substantial portion of our operating expenses.

CF INDUSTRIES HOLDINGS, INC.
Early in the first quarter of 2026, natural gas prices in North America declined as warmer‑than‑normal weather reduced heating demand. However, natural gas prices rose sharply due to extreme weather, supply disruptions, and structurally tighter balances, with the greatest impact concentrated in late January. The primary catalyst was a winter storm that delivered prolonged, below‑freezing temperatures from Texas through the Midwest and the Northeast. Residential and commercial heating demand surged, with total U.S. gas demand reaching record daily levels. Daily prices at the Henry Hub, the most heavily-traded natural gas pricing point in North America, spiked dramatically, with spot prices briefly reaching all‑time highs. U.S. LNG feedgas demand was running near record levels entering the winter storm, limiting system flexibility. At the same time natural gas demand surged, natural gas supply fell sharply due to weather‑related production curtailments impacting multiple basins. The combination of surging demand and falling production triggered unprecedented storage withdrawals. Following the winter storm, a return to more typical weather eased demand and pulled prices lower for the remainder of the first quarter.
Abundant natural gas production, robust natural gas storage injections, and mild spring weather more than offset the impact of growing LNG demand, leading to lower natural gas prices at the beginning of the second quarter of 2026. Natural gas supply growth outpaced demand, driving storage injections well above historical averages. Middle East supply disruptions pushed global natural gas prices higher, significantly widening the premium over North American prices, which were supported by ample domestic production. Warmer weather late in the second quarter of 2026 increased power-sector gas demand toward the end of the quarter.
The following table presents the average daily market price of natural gas at the Henry Hub and our cost of natural gas used for production, which includes the impact of realized natural gas derivatives:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Average daily market price of natural gas at the Henry Hub (per MMBtu)	$2.93	$3.16	$(0.23)	(7)%	$3.91	$3.71	$0.20	5%
Cost of natural gas used for production in cost of sales(1) (per MMBtu)	3.37	3.36	0.01	—%	4.01	3.52	0.49	14%
___________________________________________________________________________
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
In the second quarter of 2026, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, was $3.37 per MMBtu compared to $3.36 per MMBtu in the second quarter of 2025. The increase of $0.01 in the cost of natural gas had an insignificant impact to gross margin. In the six months ended June 30, 2026, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 14% to $4.01 per MMBtu from $3.52 per MMBtu in the six months ended June 30, 2025. This increase in natural gas costs resulted in a decrease in gross margin of $73 million.
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. Lower sales volumes for our AN segment in the first half of 2026 compared to the first half of 2025 were due primarily to the idled Yazoo City plant.
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
In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant and expects production of ammonia, AN solution (ANS), nitric acid, UAN and urea liquor to resume in the first half of 2027. As a result of the approved plan, certain equipment will no longer provide future economic benefit, and we recorded an impairment charge of $23 million in the second quarter of 2026.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $727 million for the three months ended June 30, 2026 compared to $386 million for the three months ended June 30, 2025, an increase in net earnings of $341 million, or 88%. The increase in net earnings for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due

CF INDUSTRIES HOLDINGS, INC.
primarily to an increase in gross margin of $390 million and business interruption insurance recoveries of $50 million related to the November 2025 incident at our Yazoo City complex. These factors that increased net earnings attributable to common stockholders were partially offset by a higher income tax provision in the second quarter of 2026 compared to the second quarter of 2025 and an asset impairment charge of $23 million related to our Yazoo City complex. Business interruption insurance recoveries and asset impairment charges related to our Yazoo City complex are discussed further below in “Items Affecting Comparability of Results.”
Gross margin increased by $390 million, or 52%, to $1.15 billion for the three months ended June 30, 2026 compared to $755 million for the three months ended June 30, 2025. The increase in gross margin was due primarily to a 39% increase in average selling prices to $523 per ton in the second quarter of 2026 from $376 per ton in the second quarter of 2025, as discussed above in “Nitrogen Selling Prices,” which increased gross margin by $588 million. The increase in gross margin due to higher average selling prices was partially offset by lower sales volume, which decreased gross margin by $127 million, and higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex.
Diluted net earnings per share attributable to common stockholders increased $2.36 per share, or 100%, to $4.73 per share in the second quarter of 2026 compared to $2.37 per share in the second quarter of 2025, due to higher net earnings and lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding were 153.9 million shares for the three months ended June 30, 2026, a decrease of 6% compared to diluted weighted-average common shares outstanding of 163.1 million shares for the three months ended June 30, 2025.
Items Affecting Comparability of Results
For the three months ended June 30, 2026 and 2025, we reported net earnings attributable to common stockholders of $727 million and $386 million, respectively. For the six months ended June 30, 2026 and 2025, we reported net earnings attributable to common stockholders of $1.34 billion and $698 million, respectively. In addition to the impact of market conditions and current developments, discussed above, certain items affected the comparability of our financial results for the three and six months ended June 30, 2026 and 2025. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(2)	$(2)	$—	$—	$(5)	$(4)	$2	$1
Loss (gain) on foreign currency transactions(2)(3)	2	1	(3)	(3)	5	4	(1)	(3)
Loss on sale of Ince facility(4)	—	—	—	—	—	—	23	21
Yazoo City incident:
Asset impairment	23	18	—	—	23	18	—	—
Insurance recoveries—property damage	—	—	—	—	(25)	(19)	—	—
Insurance recoveries—business interruption	(50)	(38)	—	—	(50)	(38)	—	—
Litigation settlement gain	—	—	—	—	(170)	(129)	—	—
45Q Tax Credits(2)	(19)	(19)	—	—	(43)	(43)	—	—
Blue Point One joint venture development costs(2)(3)	7	7	2	2	9	9	2	2
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating (income) expense—net in our consolidated statements of operations.
(3)Includes results related to the Blue Point One joint venture, of which we have a 40% equity interest. The after-tax impact for amounts related to the Blue Point One joint venture does not include a tax provision on the 60% attributable to noncontrolling interests.
(4)Included in U.K. operations restructuring in our consolidated statement of operations.

CF INDUSTRIES HOLDINGS, INC.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2026, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $2 million. In the six months ended June 30, 2026, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $5 million compared to a loss of $2 million in the six months ended June 30, 2025.
Loss (gain) on foreign currency transactions
In the three months ended June 30, 2026, we recognized a loss on foreign currency transactions of $2 million compared to a gain of $3 million in the three months ended June 30, 2025. In the six months ended June 30, 2026, we recognized a loss on foreign currency transactions of $5 million compared to a gain of $1 million in the six months ended June 30, 2025. Loss (gain) on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including cash held in a foreign currency.
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
In the first quarter of 2026, we recognized $25 million of insurance recoveries related to property damage incurred in connection with the Yazoo City incident, which are included in insurance recoveries—property damage in our consolidated statement of operations for the six months ended June 30, 2026. In addition, in the second quarter of 2026, we recognized $50 million of insurance recoveries related to business interruption, which are included in insurance recoveries—business interruption in our consolidated statements of operations for the three and six months ended June 30, 2026. See Note 6—Property, Plant and Equipment—Net for additional information.
In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant and expects production of ammonia, ANS, nitric acid, UAN and urea liquor to resume in the first half of 2027. As a result of the approved plan, certain equipment will no longer provide future economic benefit, and we recorded an impairment charge of $23 million in the second quarter of 2026.
Litigation settlement gain
In March 2026, CF Industries Sales, LLC and CF Industries Nitrogen, LLC, both subsidiaries of CF Holdings, signed an agreement to settle litigation with Orica International Pte Ltd and certain other affiliates of Orica Limited (Orica) and Nelson Brothers Inc. and Nelson Brothers LLC. In connection with the resolution of the litigation pursuant to the settlement, Orica agreed to pay us approximately $170 million in cash and issued a press release confirming the settlement terms and Orica’s funding source. The settlement also provided for the termination of the AN purchase agreements entered into in February 2014 between the parties.
Upon execution of the settlement agreement, we concluded that the settlement payment was unconditional and legally enforceable, thus the gain contingency was considered realized during the first quarter of 2026. Accordingly, we recognized a gain of approximately $170 million, which is reflected in litigation settlement gain in our consolidated statement of operations for the six months ended June 30, 2026.
On April 30, 2026, we received the cash payment from Orica.

CF INDUSTRIES HOLDINGS, INC.
45Q Tax Credits
In July 2025, construction, commissioning and start-up of the dehydration and compression unit at our Donaldsonville complex was completed. As a result, in the three and six months ended June 30, 2026, we earned 45Q Tax Credits of approximately $19 million and $43 million, respectively, which are recorded in other operating (income) expense—net in our consolidated statements of operations. See “Overview of CF Holdings—Our Strategy,” above, for additional information related to our clean energy initiatives.
Blue Point One joint venture development costs
In the three and six months ended June 30, 2026, the Blue Point One joint venture incurred development costs that were not eligible for capitalization of $7 million and $9 million, respectively, compared to $2 million in both the three and six months ended June 30, 2025. These development costs related to the construction of the low-carbon ammonia production facility at our Blue Point complex. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point One joint venture.
Consolidated Results of Operations
The following table presents our consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per share amounts)
Net sales	$2,222	$1,890	$332	18%	$4,208	$3,553	$655	18%
Cost of sales	1,077	1,135	(58)	(5)%	2,317	2,226	91	4%
Gross margin	1,145	755	390	52%	1,891	1,327	564	43%
Gross margin percentage	51.5%	39.9%	11.6%		44.9%	37.3%	7.6%
Selling, general and administrative expenses	89	101	(12)	(12)%	192	185	7	4%
U.K. operations restructuring	—	—	—	—%	—	23	(23)	(100)%
Asset impairment	23	—	23	N/M	23	—	23	N/M
Insurance recoveries—property damage	—	—	—	— %	(25)	—	(25)	N/M
Insurance recoveries—business interruption	(50)	—	(50)	N/M	(50)	—	(50)	N/M
Litigation settlement gain	—	—	—	—%	(170)	—	(170)	N/M
Other operating (income) expense—net	(31)	8	(39)	N/M	(50)	22	(72)	N/M
Total other operating expense (income)—net	31	109	(78)	(72)%	(80)	230	(310)	N/M
Equity in earnings of operating affiliate	7	2	5	250%	13	6	7	117%
Operating earnings	1,121	648	473	73%	1,984	1,103	881	80%
Interest expense	50	36	14	39%	89	73	16	22%
Interest income	(26)	(17)	(9)	(53)%	(46)	(34)	(12)	(35)%
Other non-operating expense (income)—net	4	(6)	10	N/M	4	(8)	12	N/M
Earnings before income taxes	1,093	635	458	72%	1,937	1,072	865	81%
Income tax provision	224	143	81	57%	392	229	163	71%
Net earnings	869	492	377	77%	1,545	843	702	83%
Less: Net earnings attributable to noncontrolling interests	142	106	36	34%	203	145	58	40%
Net earnings attributable to common stockholders	$727	$386	$341	88%	$1,342	$698	$644	92%
Diluted net earnings per share attributable to common stockholders	$4.73	$2.37	$2.36	100%	$8.71	$4.20	$4.51	107%
Diluted weighted-average common shares outstanding	153.9	163.1	(9.2)	(6)%	154.2	165.9	(11.7)	(7)%
Dividends declared per common share	$0.50	$0.50	$—	—%	$1.00	$1.00	$—	—%
___________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

The following table presents certain supplemental data for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per share and per MMBtu amounts)
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.37	$3.36	$0.01	—%	$4.22	$3.53	$0.69	20%
Realized derivatives gain in cost of sales(2)	—	—	—	— %	(0.21)	(0.01)	(0.20)	N/M
Cost of natural gas used for production in cost of sales	$3.37	$3.36	$0.01	—%	$4.01	$3.52	$0.49	14%
Average daily market price of natural gas at the Henry Hub	$2.93	$3.16	$(0.23)	(7)%	$3.91	$3.71	$0.20	5%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$—	$(2)	N/M	$(5)	$2	$(7)	N/M
Depreciation and amortization	$215	$232	$(17)	(7)%	$443	$453	$(10)	(2)%
Capital expenditures	$271	$245	$26	11%	$494	$377	$117	31%
Sales volume by product tons (000s)	4,252	5,021	(769)	(15)%	8,935	10,025	(1,090)	(11)%
Production volume by product tons (000s):
Ammonia(3)	2,397	2,557	(160)	(6)%	4,854	5,174	(320)	(6)%
Granular urea	1,270	1,182	88	7%	2,421	2,292	129	6%
UAN (32%)(4)	1,642	1,725	(83)	(5)%	3,167	3,581	(414)	(12)%
AN	135	341	(206)	(60)%	240	663	(423)	(64)%
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

Second Quarter of 2026 Compared to Second Quarter of 2025
Net Sales
Our total net sales increased $332 million, or 18%, to $2.22 billion in the second quarter of 2026 compared to $1.89 billion in the second quarter of 2025, due to higher average selling prices partially offset by lower sales volume.
Our average selling price was $523 per ton in the second quarter of 2026 compared to $376 per ton in the second quarter of 2025. Average selling prices for all of our major products were higher in the second quarter of 2026 than in the second quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions due to geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The impact of higher average selling prices was an increase in net sales of approximately $588 million for the second quarter of 2026 compared to the second quarter of 2025.
Our total sales volume was 4.3 million product tons in the second quarter of 2026 compared to 5.0 million product tons in the second quarter of 2025, as lower sales volume in our UAN, AN and Ammonia segments was partially offset by higher sales volume in our Other and Granular Urea segments. The impact of lower sales volume was a decrease in net sales of approximately $256 million.
Cost of Sales
Our total cost of sales decreased $58 million, or 5%, to $1.08 billion in the second quarter of 2026 from $1.14 billion in the second quarter of 2025. The decrease in our cost of sales primarily reflects a decrease in sales volume in the second quarter of 2026, which decreased cost of sales by $129 million, partially offset by higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex.

CF INDUSTRIES HOLDINGS, INC.
Cost of sales averaged $253 per ton in the second quarter of 2026, a 12% increase compared to $226 per ton in the second quarter of 2025. Our cost of natural gas, including the impact of realized derivatives, was $3.37 per MMBtu in the second quarter of 2026 compared to $3.36 per MMBtu in the second quarter of 2025. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $12 million to $89 million in the second quarter of 2026 compared to $101 million in the second quarter of 2025. The decrease was due primarily to lower costs for certain corporate initiatives.
Asset Impairment
In the second quarter of 2026, we recognized an asset impairment charge of $23 million related to property, plant and equipment at our Yazoo City complex. See “Market Conditions and Current Developments—Yazoo City Incident,” above.
Insurance Recoveries
In the second quarter of 2026, we recognized income of $50 million related to business interruption insurance proceeds related to our Yazoo City complex. See “Market Conditions and Current Developments—Yazoo City Incident,” above.
Other Operating (Income) Expense—Net
Other operating (income) expense—net was $31 million of income in the second quarter of 2026 compared to $8 million of expense in the second quarter of 2025. The $31 million of income in the second quarter of 2026 consists primarily of $19 million of 45Q Tax Credits earned as a result of CO2 sequestered. The $8 million of expense in the second quarter of 2025 consists primarily of costs related to front-end engineering and design (FEED) studies for our clean energy initiatives. See “Overview of CF Holdings—Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $7 million in the second quarter of 2026 compared to $2 million in the second quarter of 2025. Higher equity in earnings of operating affiliate in the second quarter of 2026 compared to the second quarter of 2025 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices, partially offset by higher natural gas costs.
Interest Expense
Interest expense was $50 million in the second quarter of 2026 compared to $36 million in the second quarter of 2025. The increase of $14 million in interest expense was due primarily to higher interest on tax liabilities and higher outstanding principal amounts of senior notes outstanding compared to the second quarter of 2025, partially offset by higher capitalized interest. Higher outstanding principal amounts of senior notes outstanding reflects the November 2025 issuance of $1 billion aggregate principal amount of 5.300% senior notes due 2035 partially offset by the December 2025 prepayment in full of the outstanding $750 million aggregate principal amount of 4.500% senior secured notes due 2026. See “Liquidity and Capital Resources—Debt—Senior Notes,” below, for additional information on our senior notes.
Interest Income
Interest income was $26 million in the second quarter of 2026 compared to $17 million in the second quarter of 2025. The increase of $9 million in interest income was due primarily to interest accrued on income tax receivables and returns on higher average cash balances.
Income Tax Provision
For the second quarter of 2026, we recorded an income tax provision of $224 million on pre-tax income of $1.09 billion, or an effective tax rate of 20.5%, compared to an income tax provision of $143 million on pre-tax income of $635 million, or an effective tax rate of 22.4%, for the second quarter of 2025. Our income tax provision for the second quarter of 2025 included $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate by 3.4 percentage points.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to noncontrolling interests. Our effective tax rate for the second quarter of 2026 of 20.5%, which is based on pre-tax income of $1.09 billion, including $142 million of earnings

CF INDUSTRIES HOLDINGS, INC.
attributable to noncontrolling interests, would be 3.0 percentage points higher, or 23.5%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $142 million. Our effective tax rate for the second quarter of 2025 of 22.4%, which is based on pre-tax income of $635 million, including $106 million of earnings attributable to noncontrolling interests, would be 4.5 percentage points higher, or 26.9%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $106 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $36 million to $142 million in the second quarter of 2026 compared to $106 million in the second quarter of 2025 due primarily to higher earnings of CFN driven by higher average selling prices partially offset by lower sales volume. The increase in net earnings attributable to higher earnings of CFN was partially offset by the loss attributable to the noncontrolling interests in the Blue Point One joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, Note 12—Variable Interest Entity and Note 15—Noncontrolling Interests for additional information on the Blue Point One joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $2.36, or 100%, to $4.73 per share in the second quarter of 2026 from $2.37 per share in the second quarter of 2025. This increase was due to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding declined 6% from 163.1 million shares for the second quarter of 2025 to 153.9 million shares for the second quarter of 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales
Our total net sales increased $655 million, or 18%, to $4.21 billion in the first six months of 2026 compared to $3.55 billion in the first six months of 2025, due to higher average selling prices partially offset by lower sales volume.
Our average selling price was $471 per ton in the first six months of 2026 compared to $354 per ton in the first six months of 2025. Average selling prices for all of our major products were higher in the first six months of 2026 than in the first six months of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions due to geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The impact of higher average selling prices was an increase in net sales of approximately $989 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Our total sales volume was 8.9 million product tons in the first six months of 2026 compared to 10.0 million product tons in the first six months of 2025, as lower sales volume in our UAN, AN and Ammonia segments was partially offset by higher sales volume in our Granular Urea and Other segments. The impact of lower sales volume was a decrease in net sales of approximately $334 million.
Cost of Sales
Our total cost of sales increased $91 million, or 4%, to $2.32 billion in the first six months of 2026 from $2.23 billion in the first six months of 2025. The increase in our cost of sales primarily reflects higher costs in the first six months of 2026 associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex, and higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $73 million, partially offset by a decrease in sales volume, which decreased cost of sales by $173 million.
Cost of sales also includes the impact of a $5 million unrealized net mark-to-market gain on natural gas derivatives in the first six months of 2026 compared to a $2 million loss in the first six months of 2025.
Cost of sales averaged $259 per ton in the first six months of 2026, a 17% increase compared to $222 per ton in the first six months of 2025. Our cost of natural gas, including the impact of realized derivatives, increased $0.49 per MMBtu, or 14%, to $4.01 per MMBtu in the first six months of 2026 from $3.52 per MMBtu in the first six months of 2025. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.

CF INDUSTRIES HOLDINGS, INC.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7 million to $192 million in the first six months of 2026 compared to $185 million in the first six months of 2025. The increase was due primarily to higher costs related to certain corporate initiatives, including our clean energy initiatives.
U.K. Operations Restructuring
In the first quarter of 2025, our previously decommissioned Ince, U.K. facility was sold, including certain liabilities assumed by the buyer. As a result, we recognized a loss of $23 million for the six months ended June 30, 2025.
Asset Impairment
In the second quarter of 2026, we recognized an asset impairment charge of $23 million related to property, plant and equipment at our Yazoo City complex.
Insurance Recoveries
In the first six months of 2026, we recognized income of $75 million related to insurance proceeds for claims related to the incident at our Yazoo City complex, which consisted of $50 million related to business interruption and $25 million related to property damage.
Litigation Settlement Gain
In the first six months of 2026, we recognized a gain of approximately $170 million as a result of litigation settled during the first quarter of 2026. See “Items Affecting Comparability of Results—Litigation settlement gain,” above, for additional information.
Other Operating (Income) Expense—Net
Other operating (income) expense—net was $50 million of income in the first six months of 2026 compared to $22 million of expense in the first six months of 2025. The $50 million of income in the first six months of 2026 consists primarily of approximately $43 million of 45Q tax credits earned as a result of CO2 sequestered in the period. The $22 million of expense in the six months ended June 30, 2025 consists primarily of costs related to FEED studies for our clean energy initiatives. See “Overview of CF Holdings—Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $13 million in the first six months of 2026 compared to $6 million in the first six months of 2025. Equity in earnings of operating affiliate in the first six months of 2026 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices, partially offset by higher natural gas costs.
Interest Expense
Interest expense was $89 million in the first six months of 2026 compared to $73 million in the first six months of 2025. The increase in interest expense of $16 million in the first six months of 2026 compared to the first six months of 2025 was due primarily to higher interest on tax liabilities and higher outstanding principal amounts of senior notes outstanding compared to the first six months of 2025, partially offset by higher capitalized interest. Higher outstanding principal amounts of senior notes outstanding reflects the November 2025 issuance of $1 billion aggregate principal amount of 5.300% senior notes due 2035 partially offset by the December 2025 prepayment in full of the outstanding $750 million aggregate principal amount of 4.500% senior secured notes due 2026. See “Liquidity and Capital Resources—Debt—Senior Notes,” below, for additional information on our senior notes.
Interest Income
Interest income was $46 million in the first six months of 2026 compared to $34 million in the first six months of 2025. The increase in interest income of $12 million was due primarily to interest accrued on income tax receivables and returns on higher average cash balances.

CF INDUSTRIES HOLDINGS, INC.
Income Tax Provision
For the six months ended June 30, 2026, we recorded an income tax provision of $392 million on pre-tax income of $1.94 billion, or an effective tax rate of 20.2%, compared to an income tax provision of $229 million on pre-tax income of $1.07 billion, or an effective tax rate of 21.3%, for the six months ended June 30, 2025. Our income tax provision for the six months ended June 30, 2025 included $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate by 2.0 percentage points.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to noncontrolling interests. Our effective tax rate for the six months ended June 30, 2026 of 20.2%, which is based on pre-tax income of $1.94 billion, including $203 million of earnings attributable to noncontrolling interests, would be 2.4 percentage points higher, or 22.6%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $203 million. Our effective tax rate for the six months ended June 30, 2025 of 21.3%, which is based on pre-tax income of $1.07 billion, including $145 million of earnings attributable to noncontrolling interests, would be 3.4 percentage points higher, or 24.7%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $145 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $58 million to $203 million in the first six months of 2026 compared to $145 million in the first six months of 2025 due primarily to higher earnings of CFN driven by higher average selling prices, partially offset by the impact of lower sales volume and higher natural gas costs. The increase in net earnings attributable to higher earnings of CFN was partially offset by the loss attributable to the noncontrolling interests in the Blue Point One joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, Note 12—Variable Interest Entity and Note 15—Noncontrolling Interests for additional information on the Blue Point One joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $4.51, or 107%, to $8.71 per share in the first six months of 2026 from $4.20 per share in the first six months of 2025. This increase was due to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding declined 7% from 165.9 million shares for the six months ended June 30, 2025 to 154.2 million shares for the six months ended June 30, 2026.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended June 30, 2026
Net sales	$586	$759	$613	$71	$193	$2,222
Cost of sales	357	282	263	75	100	1,077
Gross margin	$229	$477	$350	$(4)	$93	$1,145
Gross margin percentage	39.1%	62.8%	57.1%	(5.6)%	48.2%	51.5%
Three months ended June 30, 2025
Net sales	$491	$547	$610	$117	$125	$1,890
Cost of sales	355	268	340	92	80	1,135
Gross margin	$136	$279	$270	$25	$45	$755
Gross margin percentage	27.7%	51.0%	44.3%	21.4%	36.0%	39.9%
Six months ended June 30, 2026
Net sales	$1,213	$1,349	$1,196	$129	$321	$4,208
Cost of sales	757	617	596	144	203	2,317
Gross margin	$456	$732	$600	$(15)	$118	$1,891
Gross margin percentage	37.6%	54.3%	50.2%	(11.6)%	36.8%	44.9%
Six months ended June 30, 2025
Net sales	$1,011	$986	$1,080	$218	$258	$3,553
Cost of sales	689	534	668	177	158	2,226
Gross margin	$322	$452	$412	$41	$100	$1,327
Gross margin percentage	31.8%	45.8%	38.1%	18.8%	38.8%	37.3%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$586	$491	$95	19%	$1,213	$1,011	$202	20%
Cost of sales	357	355	2	1%	757	689	68	10%
Gross margin	$229	$136	$93	68%	$456	$322	$134	42%
Gross margin percentage	39.1%	27.7%	11.4%		37.6%	31.8%	5.8%
Sales volume by product tons (000s)	865	1,087	(222)	(20)%	1,968	2,233	(265)	(12)%
Sales volume by nutrient tons (000s)(1)	708	891	(183)	(21)%	1,613	1,831	(218)	(12)%
Average selling price per product ton	$677	$452	$225	50%	$616	$453	$163	36%
Average selling price per nutrient ton(1)	$828	$551	$277	50%	$752	$552	$200	36%
Gross margin per product ton	$265	$125	$140	112%	$232	$144	$88	61%
Gross margin per nutrient ton(1)	$323	$153	$170	111%	$283	$176	$107	61%
Depreciation and amortization	$60	$52	$8	15%	$121	$100	$21	21%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$—	$(1)	N/M	$(2)	$1	$(3)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2026 Compared to Second Quarter of 2025
Net Sales.    Net sales in our Ammonia segment increased by $95 million, or 19%, to $586 million in the second quarter of 2026 from $491 million in the second quarter of 2025. The increase in our net sales reflects a 50% increase in average selling prices, partially offset by a 20% decrease in sales volume. Average selling prices increased to $677 per ton in the second quarter of 2026 compared to $452 per ton in the second quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Ammonia sales volume in the second quarter of 2026 was 0.9 million tons, a decrease of 20% compared to 1.1 million tons in the second quarter of 2025. The decrease in sales volume was due primarily to lower customer demand for ammonia utilized in their production of phosphate fertilizers and lower supply availability as a result of higher plant turnaround activity in the second quarter of 2026 compared to the second quarter of 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $412 per ton in the second quarter of 2026, a 26% increase from $327 per ton in the second quarter of 2025. The increase was due primarily to higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, higher realized natural gas costs, including the impact of realized derivatives, as well as a higher cost per ton for purchased product in the second quarter of 2026 compared to the second quarter of 2025.
Gross Margin.    Gross margin in our Ammonia segment increased by $93 million, or 68%, to $229 million in the second quarter of 2026 from $136 million in the second quarter of 2025, and our gross margin percentage was 39.1% in the second quarter of 2026 compared to 27.7% in the second quarter of 2025. The increase in gross margin was due primarily to a 50% increase in average selling prices, which increased gross margin by $192 million. The increase in gross margin due to higher average selling prices was partially offset by a 20% decrease in sales volume, which decreased gross margin by $46 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $39 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which reduced gross margin by $15 million. Gross

CF INDUSTRIES HOLDINGS, INC.
margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales.    Net sales in our Ammonia segment increased by $202 million, or 20%, to $1.21 billion in the six months ended June 30, 2026 from $1.01 billion in the six months ended June 30, 2025. The increase in our net sales reflects a 36% increase in average selling prices, partially offset by a 12% decrease in sales volume. Average selling prices increased to $616 per ton in the six months ended June 30, 2026 compared to $453 per ton in the six months ended June 30, 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Ammonia sales volume in the six months ended June 30, 2026 was 2.0 million tons, a decrease of 12% compared to 2.2 million tons in the six months ended June 30, 2025. The decrease in sales volume was due primarily to lower customer demand for ammonia utilized in their production of phosphate fertilizers and lower supply availability as a result of higher plant turnaround activity in the first six months of 2026 compared to the first six months of 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $384 per ton in the six months ended June 30, 2026, a 24% increase from $309 per ton in the six months ended June 30, 2025. The increase was due primarily to higher costs for maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, higher realized natural gas costs, including the impact of realized derivatives, and a higher cost per ton for purchased product in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gross Margin.    Gross margin in our Ammonia segment increased by $134 million, or 42%, to $456 million in the six months ended June 30, 2026 from $322 million in the six months ended June 30, 2025, and our gross margin percentage was 37.6% in the six months ended June 30, 2026 compared to 31.8% in the six months ended June 30, 2025. The increase in gross margin was due primarily to a 36% increase in average selling prices, which increased gross margin by $331 million. This increase in gross margin was partially offset by the impact of a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $91 million, a 12% decrease in sales volume, which decreased gross margin by $62 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $47 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2026 compared to a $1 million loss in the six months ended June 30, 2025.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$759	$547	$212	39%	$1,349	$986	$363	37%
Cost of sales	282	268	14	5%	617	534	83	16%
Gross margin	$477	$279	$198	71%	$732	$452	$280	62%
Gross margin percentage	62.8%	51.0%	11.8%		54.3%	45.8%	8.5%
Sales volume by product tons (000s)	1,280	1,188	92	8%	2,571	2,313	258	11%
Sales volume by nutrient tons (000s)(1)	589	548	41	7%	1,183	1,065	118	11%
Average selling price per product ton	$593	$460	$133	29%	$525	$426	$99	23%
Average selling price per nutrient ton(1)	$1,289	$998	$291	29%	$1,140	$926	$214	23%
Gross margin per product ton	$373	$235	$138	59%	$285	$195	$90	46%
Gross margin per nutrient ton(1)	$810	$509	$301	59%	$619	$424	$195	46%
Depreciation and amortization	$75	$72	$3	4%	$151	$143	$8	6%
Unrealized net mark-to-market gain on natural gas derivatives	$(1)	$—	$(1)	N/M	$(2)	$—	$(2)	N/M

CF INDUSTRIES HOLDINGS, INC.
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2026 Compared to Second Quarter of 2025
Net Sales.    Net sales in our Granular Urea segment increased $212 million, or 39%, to $759 million in the second quarter of 2026 from $547 million in the second quarter of 2025. The increase in our net sales reflects a 29% increase in average selling prices and an 8% increase in sales volume. Average selling prices increased to $593 per ton in the second quarter of 2026 compared to $460 per ton in the second quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The increase in sales volume was due primarily to a production mix that favored granular urea production in the second quarter of 2026 compared to the second quarter of 2025.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $220 per ton in the second quarter of 2026, a 2% decrease from $225 per ton in the second quarter of 2025. The decrease was due primarily to lower realized natural gas costs, including the impact of realized derivatives, partially offset by higher freight and distribution costs in the second quarter of 2026 compared to the second quarter of 2025.
Gross Margin.    Gross margin in our Granular Urea segment increased by $198 million, or 71%, to $477 million in the second quarter of 2026 from $279 million in the second quarter of 2025, and our gross margin percentage was 62.8% in the second quarter of 2026 compared to 51.0% in the second quarter of 2025. The increase in gross margin was due primarily to a 29% increase in average selling prices, which increased gross margin by $172 million, and an 8% increase in sales volume, which increased gross margin by $21 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $11 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $7 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the second quarter of 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales.    Net sales in our Granular Urea segment increased $363 million, or 37%, to $1.35 billion in the six months ended June 30, 2026 from $986 million in the six months ended June 30, 2025 due primarily to a 23% increase in average selling prices and an 11% increase in sales volume. Average selling prices increased to $525 per ton in the six months ended June 30, 2026 compared to $426 per ton in the six months ended June 30, 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The increase in sales volume was due primarily to higher beginning inventory entering 2026 compared to the prior year period and a production mix that favored granular urea production in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $240 per ton in the six months ended June 30, 2026, a 4% increase from $231 per ton in the six months ended June 30, 2025. The increase was due primarily to higher realized natural gas costs, including the impact of realized derivatives, higher freight and distribution costs, and higher costs for maintenance activity in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gross Margin.    Gross margin in our Granular Urea segment increased by $280 million, or 62%, to $732 million in the six months ended June 30, 2026 from $452 million in the six months ended June 30, 2025, and our gross margin percentage was 54.3% in the six months ended June 30, 2026 compared to 45.8% in the six months ended June 30, 2025. The increase in gross margin was due primarily to a 23% increase in average selling prices, which increased gross margin by $257 million, and an 11% increase in sales volume, which increased gross margin by $48 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $17 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $10 million. Gross margin also includes the impact of a $2 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2026.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$613	$610	$3	—%	$1,196	$1,080	$116	11%
Cost of sales	263	340	(77)	(23)%	596	668	(72)	(11)%
Gross margin	$350	$270	$80	30%	$600	$412	$188	46%
Gross margin percentage	57.1%	44.3%	12.8%		50.2%	38.1%	12.1%
Sales volume by product tons (000s)	1,391	1,902	(511)	(27)%	3,062	3,777	(715)	(19)%
Sales volume by nutrient tons (000s)(1)	440	602	(162)	(27)%	966	1,195	(229)	(19)%
Average selling price per product ton	$441	$321	$120	37%	$391	$286	$105	37%
Average selling price per nutrient ton(1)	$1,393	$1,013	$380	38%	$1,238	$904	$334	37%
Gross margin per product ton	$252	$142	$110	77%	$196	$109	$87	80%
Gross margin per nutrient ton(1)	$795	$449	$346	77%	$621	$345	$276	80%
Depreciation and amortization	$53	$72	$(19)	(26)%	$117	$145	$(28)	(19)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$(1)	$1	$(2)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2026 Compared to Second Quarter of 2025
Net Sales.    Net sales in our UAN segment increased $3 million to $613 million in the second quarter of 2026 from $610 million in the second quarter of 2025 due primarily to a 37% increase in average selling prices, partially offset by a 27% decrease in sales volume. Average selling prices increased to $441 per ton in the second quarter of 2026 compared to $321 per ton in the second quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance further tightened by global supply constraints, including the impacts of geopolitical events. The decrease in sales volume was due primarily to lower global demand. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further information.
Cost of Sales.    Cost of sales in our UAN segment averaged $189 per ton in the second quarter of 2026, a 6% increase from $179 per ton in the second quarter of 2025, due primarily to higher freight and distribution costs in the second quarter of 2026 compared to the second quarter of 2025.
Gross Margin.    Gross margin in our UAN segment increased by $80 million, or 30%, to $350 million in the second quarter of 2026 from $270 million in the second quarter of 2025, and our gross margin percentage was 57.1% in the second quarter of 2026 compared to 44.3% in the second quarter of 2025. The increase in gross margin was due primarily to a 37% increase in average selling prices, which increased gross margin by $169 million, a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $5 million, and a net decrease in manufacturing, maintenance and other costs, which increased gross margin by $2 million. These factors that increased gross margin were partially offset by a 27% decrease in sales volume, which decreased gross margin by $96 million.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales.    Net sales in our UAN segment increased $116 million, or 11%, to $1.20 billion in the six months ended June 30, 2026 from $1.08 billion in the six months ended June 30, 2025 due primarily to a 37% increase in average selling prices, partially offset by a 19% decrease in sales volume. Average selling prices increased to $391 per ton in the six months ended June 30, 2026 compared to $286 per ton in the six months ended June 30, 2025 due primarily to a tighter global nitrogen supply and demand balance further tightened by global supply constraints, including the impacts of geopolitical events. The decrease in

CF INDUSTRIES HOLDINGS, INC.
sales volume was due primarily to lower global demand. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further information. The decrease in sales volume also reflects a production mix that favored granular urea production in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cost of Sales.    Cost of sales in our UAN segment averaged $195 per ton in the six months ended June 30, 2026, a 10% increase from $177 per ton in the six months ended June 30, 2025, due primarily to higher freight and distribution costs and higher realized natural gas costs, including the impact of realized derivatives, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gross Margin.    Gross margin in our UAN segment increased by $188 million, or 46%, to $600 million in the six months ended June 30, 2026 from $412 million in the six months ended June 30, 2025, and our gross margin percentage was 50.2% in the six months ended June 30, 2026 compared to 38.1% in the six months ended June 30, 2025. The increase in gross margin was due primarily to a 37% increase in average selling prices, which increased gross margin by $330 million. The increase in average selling prices was partially offset by a 19% decrease in sales volume, which decreased gross margin by $116 million, an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $14 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $14 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the six months ended June 30, 2026 compared to a $1 million loss in the six months ended June 30, 2025.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$71	$117	$(46)	(39)%	$129	$218	$(89)	(41)%
Cost of sales	75	92	(17)	(18)%	144	177	(33)	(19)%
Gross margin	$(4)	$25	$(29)	N/M	$(15)	$41	$(56)	N/M
Gross margin percentage	(5.6)%	21.4%	(27.0)%		(11.6)%	18.8%	(30.4)%
Sales volume by product tons (000s)	129	378	(249)	(66)%	259	706	(447)	(63)%
Sales volume by nutrient tons (000s)(1)	44	130	(86)	(66)%	89	243	(154)	(63)%
Average selling price per product ton	$550	$310	$240	77%	$498	$309	$189	61%
Average selling price per nutrient ton(1)	$1,614	$900	$714	79%	$1,449	$897	$552	62%
Gross margin per product ton	$(31)	$66	$(97)	N/M	$(58)	$58	$(116)	N/M
Gross margin per nutrient ton(1)	$(91)	$192	$(283)	N/M	$(169)	$169	$(338)	N/M
Depreciation and amortization	$3	$10	$(7)	(70)%	$6	$18	$(12)	(67)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
N/M—Not Meaningful
(1)AN represents between 29% and 35% of nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant and expects production to resume in the first half of 2027 based on time required for fabrication and delivery of certain required equipment. See “Market Conditions and Current Developments—Yazoo City Incident,” above, for additional information. The Yazoo City incident does not impact AN production at our Billingham complex.

CF INDUSTRIES HOLDINGS, INC.
Second Quarter of 2026 Compared to Second Quarter of 2025
Net Sales.    Net sales in our AN segment decreased $46 million, or 39%, to $71 million in the second quarter of 2026 from $117 million in the second quarter of 2025 due to a 66% decrease in sales volume, partially offset by a 77% increase in average selling prices. The decrease in sales volume was due primarily to lower supply availability due to lower production in the second quarter of 2026 as a result of the idled Yazoo City plant described above. Average selling prices increased to $550 per ton in the second quarter of 2026 compared to $310 per ton in the second quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further impacted by geopolitical events as well as a higher proportion of AN sales in the United Kingdom compared to the second quarter of 2025. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Cost of Sales.    Cost of sales in our AN segment averaged $581 per ton in the second quarter of 2026, a 138% increase from $244 per ton in the second quarter of 2025. The increase was due primarily to (i) a higher proportion of AN sales in the United Kingdom compared to the second quarter of 2025, which include a higher cost per ton due to purchasing ammonia for upgrade to AN compared to the cost of natural gas used to produce ammonia, (ii) a higher price per ton for ammonia purchased for upgrade to AN, and (iii) higher costs associated with maintenance activity, including certain unabsorbed fixed costs resulting from our idled Yazoo City plant, in the second quarter of 2026 compared to the second quarter of 2025.
Gross Margin.    Gross margin in our AN segment decreased $29 million to $(4) million in the second quarter of 2026 from $25 million in the second quarter of 2025, and our gross margin percentage was (5.6)% in the second quarter of 2026 compared to 21.4% in the second quarter of 2025. The decrease in gross margin was due primarily to a 66% decrease in sales volume, which decreased gross margin by $26 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $22 million. These factors that decreased gross margin were partially offset by a 77% increase in average selling prices, which increased gross margin by $19 million.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales.    Net sales in our AN segment decreased $89 million, or 41%, to $129 million in the six months ended June 30, 2026 from $218 million in the six months ended June 30, 2025 due to a 63% decrease in sales volume, partially offset by a 61% increase in average selling prices. Sales volume was lower due primarily to lower supply availability due to the idled Yazoo City plant described above. Average selling prices increased to $498 per ton in the six months ended June 30, 2026 compared to $309 per ton in the six months ended June 30, 2025 due primarily to a tighter global nitrogen supply and demand balance that was further impacted by geopolitical events as well as a higher proportion of AN sales in the United Kingdom compared to the six months ended June 30, 2025. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Cost of Sales.    Cost of sales in our AN segment averaged $556 per ton in the six months ended June 30, 2026, a 122% increase from $251 per ton in the six months ended June 30, 2025. The increase was due primarily to (i) a higher proportion of AN sales in the United Kingdom compared to the six months ended June 30, 2025, which include a higher cost per ton due to purchasing ammonia for upgrade to AN compared to the cost of natural gas used to produce ammonia, (ii) a higher price per ton for ammonia purchased for upgrade to AN, and (iii) higher costs associated with maintenance activity, including certain unabsorbed fixed costs resulting from our idled Yazoo City plant, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gross Margin.    Gross margin in our AN segment decreased $56 million to $(15) million in the six months ended June 30, 2026 from $41 million in the six months ended June 30, 2025, and our gross margin percentage was (11.6)% in the six months ended June 30, 2026 compared to 18.8% in the six months ended June 30, 2025. The decrease in gross margin was due primarily to a 63% decrease in sales volume, which reduced gross margin by $44 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $41 million. These factors that decreased gross margin were partially offset by a 61% increase in average selling prices, which increased gross margin by $29 million.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$193	$125	$68	54%	$321	$258	$63	24%
Cost of sales	100	80	20	25%	203	158	45	28%
Gross margin	$93	$45	$48	107%	$118	$100	$18	18%
Gross margin percentage	48.2%	36.0%	12.2%		36.8%	38.8%	(2.0)%
Sales volume by product tons (000s)	587	466	121	26%	1,075	996	79	8%
Sales volume by nutrient tons (000s)(1)	117	94	23	24%	213	200	13	7%
Average selling price per product ton	$329	$268	$61	23%	$299	$259	$40	15%
Average selling price per nutrient ton(1)	$1,650	$1,330	$320	24%	$1,507	$1,290	$217	17%
Gross margin per product ton	$158	$97	$61	63%	$110	$100	$10	10%
Gross margin per nutrient ton(1)	$795	$479	$316	66%	$554	$500	$54	11%
Depreciation and amortization	$16	$17	$(1)	(6)%	$32	$30	$2	7%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2026 Compared to Second Quarter of 2025
Net Sales.    Net sales in our Other segment increased by $68 million, or 54%, to $193 million in the second quarter of 2026 from $125 million in the second quarter of 2025 due to a 26% increase in sales volume and a 23% increase in average selling prices. The increase in sales volume primarily reflected higher DEF and nitric acid shipments. Average selling prices increased by 23% due primarily to a tighter global nitrogen supply and demand balance.
Cost of Sales.    Cost of sales in our Other segment averaged $171 per ton in both the second quarter of 2026 and the second quarter of 2025.
Gross Margin.    Gross margin in our Other segment increased by $48 million, or 107%, to $93 million in the second quarter of 2026 from $45 million in the second quarter of 2025, and our gross margin percentage was 48.2% in the second quarter of 2026 compared to 36.0% in the second quarter of 2025. The increase in gross margin was due primarily to a 23% increase in average selling prices, which increased gross margin by $36 million, a 26% increase in sales volume, which increased gross margin by $20 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $2 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs which decreased gross margin by $10 million.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net Sales.    Net sales in our Other segment increased by $63 million, or 24%, to $321 million in the six months ended June 30, 2026 from $258 million in the six months ended June 30, 2025 due to a 15% increase in average selling prices and an 8% increase in sales volume. Average selling prices increased by 15% due primarily to a tighter global nitrogen supply and demand balance. The increase in sales volume primarily reflected higher DEF and nitric acid shipments.
Cost of Sales.    Cost of sales in our Other segment averaged $189 per ton in the six months ended June 30, 2026, a 19% increase from $159 per ton in the six months ended June 30, 2025, due primarily to higher costs associated with maintenance

CF INDUSTRIES HOLDINGS, INC.
activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. See “AN Segment—Yazoo City Incident,” above, for additional information.
Gross Margin.    Gross margin in our Other segment increased by $18 million, or 18%, to $118 million in the six months ended June 30, 2026 from $100 million in the six months ended June 30, 2025, and our gross margin percentage was 36.8% in the six months ended June 30, 2026 compared to 38.8% in the six months ended June 30, 2025. The increase in gross margin was due primarily to a 15% increase in average selling prices, which increased gross margin by $42 million, and an 8% increase in sales volume, which increased gross margin by $13 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $35 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $2 million.
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
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our revolving credit agreement. As of June 30, 2026, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On July 8, 2026, our Board of Directors (the Board) declared a quarterly dividend of $0.60 per common share, representing an increase from the quarterly dividend of $0.50 per common share that was declared and paid in the second quarter of 2026. The dividend will be paid on August 31, 2026 to stockholders of record as of August 14, 2026.
As of June 30, 2026, our cash and cash equivalents balance was $2.48 billion, an increase of $498 million from $1.98 billion at December 31, 2025, and consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents, excluding amounts related to Blue Point Number One, LLC	$2,139	$1,852
Cash and cash equivalents—Blue Point Number One, LLC	341	130
Total cash and cash equivalents	$2,480	$1,982
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
Blue Point One Joint Venture
On April 8, 2025, we formed the Blue Point One joint venture with JERA and Mitsui to construct a low-carbon ammonia production facility at our Blue Point complex located in Modeste, Louisiana. We hold 40% ownership, JERA holds 35% ownership, and Mitsui holds 25% ownership in the Blue Point One joint venture.
The Blue Point One joint venture is constructing an ATR ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. State and federal permits were received in July 2026, enabling construction at the Blue Point complex to commence in August 2026. Low-carbon ammonia production

CF INDUSTRIES HOLDINGS, INC.
is expected to begin in 2029. See Note 19—Subsequent Events, for information on a permitting matter related to the Blue Point complex.
We estimate that the cost of the low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. The following table presents capital expenditures of the Blue Point One joint venture:

Blue Point One
(in millions)
Capital expenditures in 2026:
First quarter	$65
Second quarter	78
Total capital expenditures in 2026	$143
Capital expenditures project to date—June 30, 2026	$450
Pursuant to periodic capital calls, the Blue Point One joint venture members fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. The following table presents capital contributions made by us and our Blue Point One joint venture partners, JERA and Mitsui:

	CF Holdings(1)(2)	JERA and Mitsui	Total
	(in millions)
Capital contributions in 2025:
Second quarter	$157	$235	$392
Third quarter	38	56	94
Total capital contributions in 2025	195	291	486
Capital contributions in 2026:
First quarter	78	117	195
Second quarter	78	116	194
Total capital contributions in 2026	156	233	389
Capital contributions project to date—June 30, 2026	$351	$524	$875
_____________________________________________________________________________
(1)Our 40% equity interest in the Blue Point One joint venture is held by one of our wholly owned subsidiaries.
(2)For the second quarter of 2025, our contributions included a $43 million non-cash contribution of an intellectual property license.
In June 2025, the Blue Point One joint venture executed agreements, including a long-term supply agreement, with a subsidiary of Linde plc for them to design, construct, own, operate and maintain an air separation unit (ASU) at our Blue Point complex to supply oxygen and nitrogen to the low-carbon ATR ammonia production facility.
In addition, we plan to invest approximately $550 million to build the Common Facilities at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. The Common Facilities will be constructed with a similar timeline as the ammonia production facility noted above.
See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point One joint venture.

CF INDUSTRIES HOLDINGS, INC.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $494 million in the first six months of 2026 compared to $377 million in the first six months of 2025.

	June 30, 2026	June 30, 2025
	(in millions)
Existing operations	$278	$281
Blue Point One joint venture(1)	143	90
Blue Point complex Common Facilities	59	—
Capitalized interest	14	6
Total capital expenditures	$494	$377
_______________________________________________________________________________
(1)Amounts represent 100% of the Blue Point One joint venture capital spending, of which 60% is funded by our joint venture partners through capital contributions to the joint venture. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, and Note 12—Variable Interest Entity, for additional information on the Blue Point One joint venture.
The Blue Point One joint venture is consolidated in our financial statements, including our statements of cash flows. We currently anticipate that our consolidated capital expenditures for the full year 2026 to be approximately $1.3 billion, consisting of approximately $550 million for our existing operations and approximately $600 million representing the Blue Point One joint venture’s planned capital expenditures related to construction of the low-carbon ATR ammonia production facility at our Blue Point complex. Also, we anticipate our 2026 capital spending will include approximately $150 million related to our construction of the Common Facilities at the Blue Point complex.
Of the Blue Point One joint venture’s $600 million of planned 2026 capital expenditures, approximately $240 million will be funded by us, representing our 40% equity interest in the Blue Point One joint venture, and approximately $360 million will be funded by our partners in the joint venture, representing their combined 60% equity interest in the Blue Point One joint venture.
For 2026, we anticipate that our capital expenditures will be funded primarily from available cash, including cash from operations, in addition to contributions received from our Blue Point One joint venture partners pursuant to periodic capital calls as discussed under “Blue Point One Joint Venture,” above.
Planned capital expenditures are generally subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, engineering and construction change orders, performance of third parties, delays in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, impact of tariffs, retaliatory measures or other changes in trade policy, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties. Any of these changes in planned capital expenditures, individually or in the aggregate, could have a material impact on our results of operations and cash flows. See “Forward-Looking Statements,” below, for additional risks related to our planned capital expenditures.
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site.
The Yazoo City incident is a covered event under our comprehensive insurance coverage for property damage, business interruption and other insurable exposures applicable to our global manufacturing plants and properties. In the first half of 2026, we filed insurance claims for both property damage and business interruption related to the Yazoo City incident. In the second quarter of 2026, we received initial proceeds of $75 million. We continue to work with the insurance carriers to determine the total value of the claims and expect to receive insurance proceeds over the rebuilding period of the Yazoo City plant.
Our projected consolidated capital expenditures for the full year 2026 related to our existing operations of $550 million, as noted under Capital Spending, above, does not include an estimate of the capital expenditures for the rebuild of our Yazoo City plant. We expect a significant portion of these capital expenditures will be offset by property insurance proceeds. Based on time required for fabrication and delivery of certain required equipment, we expect production at our Yazoo City complex will resume in the first half of 2027.

CF INDUSTRIES HOLDINGS, INC.
Share Repurchase Programs
The Board has authorized certain programs to repurchase shares of our common stock. These programs have generally permitted repurchases to be made from time to time in the open market, through privately-negotiated transactions, through block transactions, through accelerated share repurchase programs or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.
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
The following table summarizes the share repurchases under the 2025 Share Repurchase Program through June 30, 2026.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2025:
Fourth quarter	3.4	$278
Total shares repurchased in 2025	3.4	$278
Shares repurchased in 2026:
First quarter	0.2	$15
Second quarter	2.0	230
Total shares repurchased in 2026	2.2	$245
Shares repurchased as of June 30, 2026	5.6	$523
______________________________________________________________________________
(1)As defined in the 2025 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the six months ended June 30, 2026, we repurchased approximately 2.2 million shares under the 2025 Share Repurchase Program for $245 million, of which $5 million was accrued and unpaid as of June 30, 2026. In the six months ended June 30, 2025, we repurchased approximately 8.2 million shares under the 2022 Share Repurchase Program for $636 million.
Canada Revenue Agency Competent Authority Matter
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities in connection with transfer pricing matters. In order to mitigate the assessment of future Canadian interest on these Canadian transfer pricing positions, we made income tax deposits to the Canadian taxing authorities of CAD $268 million (approximately $194 million) during the first half of 2026. The income tax deposits were recorded as noncurrent income tax-related assets and will be applied against the final assessments upon resolution by the competent authorities. For the amounts ultimately owed and paid to the Canadian taxing authorities, the Company will seek refunds of related taxes paid in the United States.
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

CF INDUSTRIES HOLDINGS, INC.
will depend on CF Holdings’ credit rating at the time. The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including one financial covenant.
As of June 30, 2026, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2026, or as of December 31, 2025.
Letters of Credit Under Reimbursement Agreement
We are party to a reimbursement agreement providing for the issuance of up to $425 million of letters of credit. As of June 30, 2026, approximately $328 million of letters of credit were outstanding under this agreement. The primary purpose of the letters of credit outstanding is to provide credit support to Canadian taxing authorities for amounts related to certain tax years that were reassessed and objected to, and which have been accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2026 and December 31, 2025 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	June 30, 2026		December 31, 2025
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$743
5.300% due November 2035	5.444%	1,000	989	1,000	989
4.950% due June 2043	5.040%	750	743	750	742
5.375% due March 2044	5.478%	750	741	750	741
Total long-term debt		$3,250	$3,216	$3,250	$3,215
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million as of both June 30, 2026 and December 31, 2025, and total deferred debt issuance costs were $29 million and $30 million as of June 30, 2026 and December 31, 2025, respectively.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of June 30, 2026 and December 31, 2025, we had $11 million and $77 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors, including current market conditions, our customers’ outlook of future market fundamentals and seasonality. For example, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of June 30, 2026, our open natural gas derivative contracts consisted of natural gas basis swaps for 15.6 million MMBtus of natural gas. As of December 31, 2025, our open natural gas derivative contracts consisted of natural gas basis swaps for 13.5 million MMBtus of natural gas.
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
As a result of the planned windup of our U.S. pension plan with an effective termination date of December 31, 2025, we expected to contribute approximately $9 million to this plan in 2026, representing the estimated plan termination liability. In July 2026, we settled substantially all obligations under the U.S. pension plan through a combination of lump sum payments and the purchase of a non-participating group buy-out annuity contract, both of which were funded with plan assets. In connection with the settlement, we made a cash contribution of $6 million to the U.S. pension plan in order to satisfy the remaining plan liabilities including the cost to purchase the annuity contract and distribute the lump sum payments.
Distributions to Noncontrolling Interest in CFN
On January 30, 2026, CFN distributed $201 million to CHS for the distribution period ended December 31, 2025. On July 31, 2026, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2026, in accordance with CFN’s limited liability company agreement, and CFN distributed $246 million to CHS for this distribution period.

CF INDUSTRIES HOLDINGS, INC.
Cash Flows
Net cash provided by operating activities during the first six months of 2026 was $1.37 billion, an increase of $225 million, compared to $1.15 billion in the first six months of 2025. The increase in cash flow from operations was due primarily to an increase in gross margin, driven by higher average selling prices, partially offset by lower sales volume and higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex. The increase in cash flow from operations also includes $170 million of litigation settlement proceeds and $50 million of insurance proceeds received for business interruption related to our idled Yazoo City complex. The factors increasing cash flows from operations were partially offset by cash used for changes in working capital, including cash used to fund income taxes, accounts payable and accrued expenses, and accounts receivable. In addition, net cash provided by operating activities includes income tax deposits made to Canadian taxing authorities during the first half of 2026 of approximately $194 million.
Net cash used in investing activities was $474 million in the first six months of 2026 compared to $368 million in the first six months of 2025. Capital expenditures totaled $494 million during the first six months of 2026 compared to $377 million in the first six months of 2025. Our capital expenditures for the first six months of 2026 included $143 million related to the Blue Point One joint venture and $59 million related to the Blue Point complex Common Facilities. These factors increasing cash used in investing activities were partially offset by $25 million of insurance proceeds received for property damage related to the November 2025 incident at our Yazoo City complex.
Net cash used in financing activities was $385 million in the first six months of 2026 compared to $733 million in the first six months of 2025. The decrease in net cash used in financing activities was due primarily to lower share repurchases and a decrease in dividends paid on common stock. In the first six months of 2026, we paid $253 million for share repurchases compared to $660 million in the first six months of 2025. In the first six months of 2026, dividends paid on common stock were $155 million compared to $167 million in the first six months of 2025 due to lower shares outstanding as a result of common shares repurchased under our share repurchase programs. These factors that resulted in lower cash used in financing activities were partially offset by higher distributions to noncontrolling interests.
Critical Accounting Estimates
During the first six months of 2026, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards for a discussion of recently issued accounting pronouncements not yet adopted.
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

CF INDUSTRIES HOLDINGS, INC.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for information on our market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates, and our utilization of natural gas derivatives and an analysis of the sensitivity of these derivatives. As of June 30, 2026, we had open natural gas derivative contracts for 15.6 million MMBtus covering certain periods through March 2027.
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

CF INDUSTRIES HOLDINGS, INC.
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended June 30, 2026.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
April 1, 2026 - April 30, 2026	1,425	(3)	$124.72	—	$1,706,845
May 1, 2026 - May 31, 2026	698,150	(4)	121.34	697,910	1,622,159
June 1, 2026 - June 30, 2026	1,336,264		108.51	1,336,264	1,477,160
Total	2,035,839		$112.92	2,034,174
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
(4)Includes 240 shares withheld to pay employee tax obligations upon the lapse of restrictions on restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended June 30, 2026, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
ITEM 6.    EXHIBITS.

A list of exhibits filed with this Quarterly Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index below.

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of April 30, 2026, by and between CF Industries Holdings, Inc. and Erik M. Mayer
10.2	Change in Control Severance Agreement, effective as of April 30, 2026, by and between CF Industries Holdings, Inc. and Trevor L. Williams
10.3	Change in Control Severance Agreement, effective as of May 26, 2026, by and between CF Industries Holdings, Inc. and Andrew T. Scribner
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (embed within the Inline XBRL document and included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 6, 2026	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2026	By:	/s/ ANDREW T. SCRIBNER
Andrew T. Scribner Executive Vice President and Chief Financial Officer (Principal Financial Officer)