Form 10-Q
period 2026-09-30
CF Industries Holdings, Inc.
filed 2026-11-05
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
146,284,911 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at November 2, 2026.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net sales	$1,860	$1,659	$6,068	$5,212
Cost of sales	1,140	1,027	3,457	3,253
Gross margin	720	632	2,611	1,959
Selling, general and administrative expenses	87	88	279	273
U.K. operations restructuring	—	—	—	23
Asset impairment	—	—	23	—
Insurance recoveries—property damage	—	—	(25)	—
Insurance recoveries—business interruption	(62)	—	(112)	—
Litigation settlement gain	—	—	(170)	—
Other operating income—net	(2)	(30)	(52)	(8)
Total other operating expense (income)—net	23	58	(57)	288
Equity in earnings of operating affiliate	4	6	17	12
Operating earnings	701	580	2,685	1,683
Interest expense	168	41	257	114
Interest income	(92)	(23)	(138)	(57)
Other non-operating expense (income)—net	6	(3)	10	(11)
Earnings before income taxes	619	565	2,556	1,637
Income tax provision	99	105	491	334
Net earnings	520	460	2,065	1,303
Less: Net earnings attributable to noncontrolling interests	84	107	287	252
Net earnings attributable to common stockholders	$436	$353	$1,778	$1,051
Net earnings per share attributable to common stockholders:
Basic	$2.88	$2.19	$11.62	$6.40
Diluted	$2.87	$2.19	$11.60	$6.39
Weighted-average common shares outstanding:
Basic	151.2	161.0	153.0	164.2
Diluted	151.6	161.2	153.3	164.3
Dividends declared per common share	$0.60	$0.50	$1.60	$1.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Net earnings	$520	$460	$2,065	$1,303
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	6	(30)	(37)	55
Derivatives—net of taxes	—	—	(1)	—
Defined benefit plans—net of taxes	2	1	4	(6)
	8	(29)	(34)	49
Comprehensive income	528	431	2,031	1,352
Less: Comprehensive income attributable to noncontrolling interests	84	107	287	252
Comprehensive income attributable to common stockholders	$444	$324	$1,744	$1,100
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2026	December 31, 2025
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents (amount related to variable interest entity (VIE)— 2026: $496, 2025: $130)	$2,820	$1,982
Accounts receivable—net	642	488
Inventories	416	383
Prepaid income taxes	145	105
Other current assets (amount related to VIE—2026: $7, 2025: $1)	65	27
Total current assets	4,088	2,985
Property, plant and equipment—net (amount related to VIE—2026: $619, 2025: $361)	6,901	6,715
Investment in affiliate	40	32
Goodwill	2,492	2,493
Intangible assets—net	449	473
Operating lease right-of-use assets	427	410
Other assets (amount related to VIE—2026: $13, 2025: $1)	1,683	980
Total assets	$16,080	$14,088
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses (amount related to VIE—2026: $78, 2025: $52)	$777	$681
Customer advances	469	77
Current operating lease liabilities	115	110
Other current liabilities	9	19
Total current liabilities	1,370	887
Long-term debt	3,217	3,215
Deferred income taxes	832	869
Operating lease liabilities	324	311
Supply contract liability	671	694
Other liabilities (amount related to VIE—2026: $1, 2025: $1)	767	337
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2026—151,736,802 shares issued and 2025—153,552,162 shares issued	2	2
Paid-in capital	1,208	1,197
Retained earnings	5,169	3,874
Treasury stock—at cost, 2026—3,044,867 shares and 2025—0 shares	(379)	—
Accumulated other comprehensive loss	(269)	(235)
Total stockholders’ equity	5,731	4,838
Noncontrolling interests	3,168	2,937
Total equity	8,899	7,775
Total liabilities and equity	$16,080	$14,088
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2026	$2	$(5)	$1,199	$4,829	$(277)	$5,748	$3,172	$8,920
Net earnings	—	—	—	436	—	436	84	520
Other comprehensive income	—	—	—	—	8	8	—	8
Purchases of treasury stock	—	(371)	—	—	—	(371)	—	(371)
Retirement of treasury stock	—	5	—	(5)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	9	—	—	9	—	9
Dividends and dividend equivalents ($0.60 per share)	—	—	—	(91)	—	(91)	—	(91)
Contributions from noncontrolling interests	—	—	—	—	—	—	158	158
Distribution declared to noncontrolling interests	—	—	—	—	—	—	(246)	(246)
Balance as of September 30, 2026	$2	$(379)	$1,208	$5,169	$(269)	$5,731	$3,168	$8,899

Balance as of December 31, 2025	$2	$—	$1,197	$3,874	$(235)	$4,838	$2,937	$7,775
Net earnings	—	—	—	1,778	—	1,778	287	2,065
Other comprehensive loss	—	—	—	—	(34)	(34)	—	(34)
Purchases of treasury stock	—	(618)	—	—	—	(618)	—	(618)
Retirement of treasury stock	—	256	(18)	(238)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(18)	—	—	—	(18)	—	(18)
Issuance of $0.01 par value common stock under employee stock plans	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	29	—	—	29	—	29
Dividends and dividend equivalents ($1.60 per share)	—	—	—	(245)	—	(245)	—	(245)
Contributions from noncontrolling interests	—	—	—	—	—	—	391	391
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(447)	(447)
Balance as of September 30, 2026	$2	$(379)	$1,208	$5,169	$(269)	$5,731	$3,168	$8,899

(Continued)

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued) (Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of June 30, 2025	$2	$—	$1,239	$3,924	$(202)	$4,963	$2,858	$7,821
Net earnings	—	—	—	353	—	353	107	460
Other comprehensive loss	—	—	—	—	(29)	(29)	—	(29)
Purchases of treasury stock	—	(369)	—	—	—	(369)	—	(369)
Stock-based compensation expense	—	—	13	—	—	13	—	13
Dividends and dividend equivalents ($0.50 per share)	—	—	—	(82)	—	(82)	—	(82)
Contributions from noncontrolling interests	—	—	—	—	—	—	56	56
Distribution declared to noncontrolling interests	—	—	—	—	—	—	(175)	(175)
Balance as of September 30, 2025	$2	$(369)	$1,252	$4,195	$(231)	$4,849	$2,846	$7,695

Balance as of December 31, 2024	$2	$(30)	$1,284	$4,009	$(280)	$4,985	$2,607	$7,592
Net earnings	—	—	—	1,051	—	1,051	252	1,303
Other comprehensive income	—	—	—	—	49	49	—	49
Purchases of treasury stock	—	(1,011)	—	—	—	(1,011)	—	(1,011)
Retirement of treasury stock	—	683	(66)	(617)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(13)	—	—	—	(13)	—	(13)
Issuance of $0.01 par value common stock under employee stock plans	—	2	(1)	—	—	1	—	1
Stock-based compensation expense	—	—	35	—	—	35	—	35
Dividends and dividend equivalents ($1.50 per share)	—	—	—	(248)	—	(248)	—	(248)
Contributions from noncontrolling interests	—	—	—	—	—	—	291	291
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(304)	(304)
Balance as of September 30, 2025	$2	$(369)	$1,252	$4,195	$(231)	$4,849	$2,846	$7,695
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Net earnings	$2,065	$1,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	676	670
Deferred income taxes	(34)	13
Stock-based compensation expense	29	35
Unrealized net (gain) loss on natural gas derivatives	(3)	1
Asset impairment	23	—
Gain on sale of emission credits	(5)	(8)
Loss on disposal of property, plant and equipment	13	2
Insurance recoveries—property	(25)	—
Loss on sale of Ince facility	—	23
Undistributed earnings of affiliate—net of taxes	(7)	(7)
Pension settlement loss	7	—
Changes in assets and liabilities:
Accounts receivable—net	(148)	(215)
Inventories	(38)	(54)
Accrued and prepaid income taxes	(51)	19
Accounts payable and accrued expenses	(38)	60
Customer advances	391	358
Other—net	(311)	13
Net cash provided by operating activities	2,544	2,213
Investing Activities:
Additions to property, plant and equipment	(776)	(724)
Proceeds from sale of property, plant and equipment	1	6
Proceeds from sale of Ince facility	—	4
Insurance proceeds for property, plant and equipment	25	—
Purchase of emission credits	(6)	(1)
Proceeds from sale of emission credits	—	8
Net cash used in investing activities	(756)	(707)
Financing Activities:
Financing fees	—	(1)
Dividends paid on common stock	(246)	(248)
Contributions from noncontrolling interests	391	291
Distributions to noncontrolling interests	(447)	(304)
Purchases of treasury stock	(610)	(1,020)
Proceeds from issuances of common stock under employee stock plans	1	1
Cash paid for shares withheld for taxes	(18)	(14)
Net cash used in financing activities	(929)	(1,295)
Effect of exchange rate changes on cash and cash equivalents	(21)	13
Increase in cash and cash equivalents	838	224
Cash and cash equivalents at beginning of period	1,982	1,614
Cash and cash equivalents at end of period	$2,820	$1,838

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
The accompanying unaudited interim consolidated financial statements of CF Holdings include the accounts of CF Industries, all of CF Holdings’ majority-owned subsidiaries and a variable interest entity of which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. See Note 13—Variable Interest Entity and Note 16—Noncontrolling Interests for additional information.
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
3.   Revenue Recognition
We track our revenue by product and by geography. See Note 18—Segment Disclosures for our revenue by reportable segment, which are Ammonia, Granular Urea, UAN, AN and Other. The following table summarizes our revenue by product and by geography (based on the destination of our shipment) for the three and nine months ended September 30, 2026 and 2025:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended September 30, 2026
North America	$361	$374	$583	$—	$138	$1,456
Europe and other	173	82	56	67	26	404
Total revenue	$534	$456	$639	$67	$164	$1,860
Three months ended September 30, 2025
North America	$330	$423	$406	$49	$120	$1,328
Europe and other	127	—	111	73	20	331
Total revenue	$457	$423	$517	$122	$140	$1,659

Nine months ended September 30, 2026
North America	$1,325	$1,676	$1,692	$2	$410	$5,105
Europe and other	422	129	143	194	75	963
Total revenue	$1,747	$1,805	$1,835	$196	$485	$6,068
Nine months ended September 30, 2025
North America	$1,111	$1,409	$1,372	$153	$342	$4,387
Europe and other	357	—	225	187	56	825
Total revenue	$1,468	$1,409	$1,597	$340	$398	$5,212
As of September 30, 2026 and December 31, 2025, we had $469 million and $77 million, respectively, in customer advances on our consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, substantially all of the customer advances at the beginning of each respective period were recognized as revenue.
We offer cash incentives to certain customers generally based on the volume of their purchases over the fertilizer year ending June 30. Our cash incentives do not provide an option to the customer for additional product. The balances of customer incentives as of September 30, 2026 and December 31, 2025 were not material.
We have certain customer contracts with performance obligations where if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, the amount of which may vary based upon the terms and conditions of the applicable contract. As of September 30, 2026, excluding contracts with original durations of less than one year, and based on the minimum product tonnage to be sold and current market price

CF INDUSTRIES HOLDINGS, INC.
estimates, our remaining performance obligations under these contracts were approximately $1.3 billion. We expect to recognize approximately 9% of these performance obligations as revenue in the remainder of 2026, approximately 51% as revenue during 2027-2029, approximately 15% as revenue during 2030-2032, and the remainder as revenue thereafter. Subject to the terms and conditions of the applicable contracts, if these customers do not satisfy their purchase obligations under such contracts, the minimum amount that they would be required to pay to us under such contracts, in the aggregate, was approximately $545 million as of September 30, 2026. Other than the performance obligations described above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2025 will be satisfied in 2026.
Supply Contract Liability
In connection with our December 1, 2023 acquisition of the Waggaman ammonia production facility, we entered into a long-term ammonia offtake agreement providing for us to supply up to 200,000 tons of ammonia per year to Dyno Nobel, Inc. (the Supply Contract). The terms of the Supply Contract were determined to be unfavorable compared to market as of the acquisition date. As a result, we recorded an intangible liability with an acquisition date fair value of $757 million, which is being amortized to net sales over the estimated life of the Supply Contract of 25 years. For both the three months ended September 30, 2026 and 2025, we amortized approximately $8 million of the Supply Contract liability into net sales. For both the nine months ended September 30, 2026 and 2025, we amortized approximately $23 million of the Supply Contract liability into net sales. As of September 30, 2026 and December 31, 2025, we had $671 million and $694 million, respectively, in Supply Contract liability on our consolidated balance sheets. Estimated amortization of the Supply Contract liability for the remainder of 2026 is approximately $7 million and for each of the fiscal years 2027 to 2031 is approximately $30 million.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$436	$353	$1,778	$1,051
Basic earnings per common share:
Weighted-average common shares outstanding	151.2	161.0	153.0	164.2
Net earnings attributable to common stockholders	$2.88	$2.19	$11.62	$6.40
Diluted earnings per common share:
Weighted-average common shares outstanding	151.2	161.0	153.0	164.2
Dilutive common shares—stock-based awards	0.4	0.2	0.3	0.1
Diluted weighted-average common shares outstanding	151.6	161.2	153.3	164.3
Net earnings attributable to common stockholders	$2.87	$2.19	$11.60	$6.39
Diluted earnings per common share is calculated using weighted-average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock-based awards not included in the computation of diluted earnings per common share were zero in both the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.
5.   Inventories
Inventories consist of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Finished goods	$349	$332
Raw materials, spare parts and supplies	67	51
Total inventories	$416	$383

CF INDUSTRIES HOLDINGS, INC.
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Land	$109	$109
Machinery and equipment	14,187	13,957
Buildings and improvements	1,040	1,043
Construction in progress	1,123	709
Property, plant and equipment(1)	16,459	15,818
Less: Accumulated depreciation and amortization	9,558	9,103
Property, plant and equipment—net	$6,901	$6,715
_______________________________________________________________________________
(1)As of September 30, 2026 and December 31, 2025, we had property, plant and equipment that was accrued but unpaid of $250 million and $118 million, respectively. As of September 30, 2025 and December 31, 2024, we had property, plant and equipment that was accrued but unpaid of $164 million and $101 million, respectively.
Depreciation and amortization related to property, plant and equipment was $232 million and $672 million for the three and nine months ended September 30, 2026, respectively, and $215 million and $665 million for the three and nine months ended September 30, 2025, respectively.
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
The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2026	2025
	(in millions)
Net capitalized plant turnaround costs as of January 1	$427	$363
Additions	212	183
Depreciation	(132)	(113)
Effect of exchange rate changes and other	(6)	—
Net capitalized plant turnaround costs as of September 30	$501	$433
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

CF INDUSTRIES HOLDINGS, INC.
The Yazoo City incident is a covered event under our comprehensive insurance coverage for property damage, business interruption and other insurable exposures applicable to our global manufacturing plants and properties. In the first quarter of 2026, we filed initial insurance claims for both property damage and business interruption related to the Yazoo City incident. We subsequently received initial acceptance of our claims from the insurance carriers and are continuing to work with the carriers to determine the total value of the claims. We expect to receive insurance proceeds over the rebuilding period of the Yazoo City plant. We expect production at our Yazoo City plant to resume in the first half of 2027.
In the first quarter of 2026, as a result of the $25 million asset impairment previously recorded and the insurance carriers’ acceptance of our claims and authorization for the initial payment, we recognized $25 million of property damage insurance recoveries. The $25 million of recoveries is included in insurance recoveries—property damage in our consolidated statement of operations for the nine months ended September 30, 2026. No business interruption insurance recoveries were recognized during the first quarter of 2026, as such recoveries represent gain contingencies and are recognized when realized.
In the second quarter of 2026, we received initial proceeds of $75 million, consisting of the $25 million of property damage insurance recoveries recognized in the first quarter of 2026 and $50 million of business interruption insurance recoveries, which are included in insurance recoveries—business interruption in our consolidated statement of operations for the nine months ended September 30, 2026.
In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant for the production of ammonia, AN solution, nitric acid, UAN and urea liquor. As a result of the approved plan, certain fixed assets within our North American AN asset group would no longer provide future economic benefit, and we recorded an impairment charge of $23 million in the second quarter of 2026, which is included in asset impairment in our consolidated statement of operations for the nine months ended September 30, 2026.
In the third quarter of 2026, we received $62 million of additional business interruption insurance recoveries, which are included in insurance recoveries—business interruption in our consolidated statements of operations for the three and nine months ended September 30, 2026.
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
If NGC does not make sufficient quantities of natural gas available to PLNL at prices and terms that permit profitable operations, PLNL may cease operating its facility, which would trigger an impairment assessment of our remaining investment in PLNL. As of September 30, 2026, the total carrying value of our equity method investment in PLNL was $40 million.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $38 million and $119 million for the three and nine months ended September 30, 2026, respectively, and $45 million and $100 million for the three and nine months ended September 30, 2025, respectively.

CF INDUSTRIES HOLDINGS, INC.
8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$710	$—	$—	$710
Cash equivalents:
U.S. and Canadian government obligations	114	—	—	114
Other debt securities	1,996	—	—	1,996
Total cash and cash equivalents	$2,820	$—	$—	$2,820
Nonqualified employee benefit trusts	15	3	—	18

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$629	$—	$—	$629
Cash equivalents:
U.S. and Canadian government obligations	284	—	—	284
Other debt securities	1,069	—	—	1,069
Total cash and cash equivalents	$1,982	$—	$—	$1,982
Nonqualified employee benefit trusts	15	3	—	18
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2026 and December 31, 2025 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2026
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,110	$2,110	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	5	—	5	—
Derivative liabilities	(6)	—	(6)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,353	$1,353	$—	$—
Nonqualified employee benefit trusts	18	18	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(5)	—	(5)	—
Cash Equivalents
Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of September 30, 2026 and December 31, 2025, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$3,217	$2,927	$3,215	$3,131
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
9.   Income Taxes
For the three months ended September 30, 2026, we recorded an income tax provision of $99 million on pre-tax income of $619 million, or an effective tax rate of 15.9%, compared to an income tax provision of $105 million on pre-tax income of $565 million, or an effective tax rate of 18.6%, for the three months ended September 30, 2025. Our income tax provision for the three months ended September 30, 2026 included $20 million of income tax benefit primarily related to a decrease in our unrecognized tax benefits resulting from the effective settlement of a state tax position, which decreased our effective tax rate for the three months ended September 30, 2026 by 3.2 percentage points.
For the nine months ended September 30, 2026, we recorded an income tax provision of $491 million on pre-tax income of $2.56 billion, or an effective tax rate of 19.2%, compared to an income tax provision of $334 million on pre-tax income of $1.64 billion, or an effective tax rate of 20.4%, for the nine months ended September 30, 2025. Our income tax provision for the nine months ended September 30, 2026 included $20 million of income tax benefit primarily related to a decrease in our unrecognized tax benefits resulting from the effective settlement of a state income tax position, partially offset by $11 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which decreased our effective tax rate for the nine months ended September 30, 2026 by 0.4 percentage points. Our income tax provision for the nine months ended September 30, 2025 included $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate for the nine months ended September 30, 2025 by 1.3 percentage points.
Our effective tax rate is impacted by earnings attributable to the noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended September 30, 2026 of 15.9%, which is based on pre-tax income of $619 million, including $84 million of earnings attributable to the noncontrolling interests, would be 2.5 percentage points higher if based on pre-tax income exclusive of the $84 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended September 30, 2025 of 18.6%, which is based on pre-tax income of $565 million, including $107 million of earnings attributable to the noncontrolling interests, would be 4.3 percentage points higher if based on pre-tax income exclusive of the $107 million of earnings attributable to the noncontrolling interests.
Our effective tax rate for the nine months ended September 30, 2026 of 19.2%, which is based on pre-tax income of $2.56 billion, including $287 million of earnings attributable to the noncontrolling interests, would be 2.4 percentage points higher if based on pre-tax income exclusive of the $287 million of earnings attributable to the noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2025 of 20.4%, which is based on pre-tax income of $1.64 billion, including $252 million of earnings attributable to the noncontrolling interests, would be 3.7 percentage points higher if based on pre-tax income exclusive of the $252 million of earnings attributable to the noncontrolling interests.
Transfer Pricing Reserves
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities for transfer pricing matters. During the third quarter of 2026, we reevaluated our transfer pricing positions between Canada and the United States based on developments in the ongoing proceedings with the relevant taxing authorities. Based on this evaluation, for the three months ended September 30, 2026, we recorded the following:
•liabilities for unrecognized tax benefits of $265 million, with a corresponding income tax provision, and accrued interest expense of $131 million related to the liabilities for unrecognized benefits, and
•noncurrent income tax receivables of $311 million, with a corresponding income tax benefit, and accrued interest income of $66 million related to the noncurrent income tax receivables.
In the three and nine months ended September 30, 2026, the net impact on our consolidated statements of operations of the amounts recorded as a result of this evaluation of transfer pricing positions, including a $16 million deferred income tax provision for other transfer pricing tax effects, was a $30 million income tax benefit and $65 million of net interest expense before tax ($80 million after tax).

CF INDUSTRIES HOLDINGS, INC.
In connection with these ongoing transfer pricing matters, the Company has income tax-related assets consisting primarily of a long-term receivable for tax refunds and income tax deposits with Canadian taxing authorities made in 2022 and during the first nine months of 2026 in order to mitigate the assessment of future Canadian interest on these transfer pricing positions. As of September 30, 2026 and December 31, 2025, other assets on our consolidated balance sheets include income tax-related assets of $1.35 billion and $654 million, respectively, which primarily relate to these transfer pricing matters. In addition, other liabilities on our consolidated balance sheets as of September 30, 2026 and December 31, 2025, include income tax-related liabilities of $683 million and $262 million, respectively, which primarily relate to unrecognized tax benefits related to these transfer pricing matters. In our consolidated statement of cash flows for the nine months ended September 30, 2026, income tax deposits made to Canadian taxing authorities of CAD $423 million (approximately $306 million) are reflected in the line “Other—net” within operating activities.
10.   Pension Settlements
Effective December 31, 2025, our primary U.S. defined benefit pension plan was terminated. In the third quarter of 2026, all of the plan obligations were settled through a combination of lump sum payments and the purchase of a group buy-out annuity contract. For the plan participants who elected a lump sum option, payments of approximately $115 million were made and were funded with plan assets. We also purchased a non-participating group buy-out annuity contract from an insurance company and transferred the remaining projected benefit obligation of approximately $70 million, which was also funded with plan assets. Under this transaction, the insurance company assumed responsibility for pension benefits and annuity administration for covered participants or their beneficiaries. In order to complete the settlement of the plan liabilities, including the cost to purchase the annuity contract and distribute the lump sum payments, in the third quarter of 2026, we made total cash contributions of $9 million to the plan. In connection with the full settlement of the plan, we remeasured the projected benefit obligation and plan assets, and we recognized a non-cash pre-tax pension settlement loss of approximately $7 million in the third quarter of 2026, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.
In addition, in the third quarter of 2026, substantially all of the obligations of one of our Canadian defined benefit pension plans, which was terminated effective December 31, 2025, were settled through a combination of lump sum payments and the conversion of the majority of an existing non-participating group buy-in annuity contract to a non-participating group buy-out annuity contract with an insurance company. For the plan participants who elected a lump sum option, payments of approximately $20 million were made and were funded with plan assets. The remaining projected benefit obligation of approximately $45 million was transferred to the insurance company, which assumed responsibility for pension benefits and annuity administration for covered participants or their beneficiaries. In connection with the substantial settlement of this plan, we remeasured the projected benefit obligation and plan assets and recognized an immaterial non-cash pre-tax pension settlement gain in the third quarter of 2026.
As a result of these settlement transactions, we recognized a net non-cash pre-tax pension settlement loss of approximately $7 million, which is reflected in the line “Other non-operating expense (income)—net” in our consolidated statements of operations for three and nine months ended September 30, 2026.
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
As of September 30, 2026, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2026, or as of December 31, 2025.

CF INDUSTRIES HOLDINGS, INC.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including one financial covenant. As of September 30, 2026, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit Under Reimbursement Agreement
We are party to a reimbursement agreement providing for the issuance of up to $425 million of letters of credit. As of September 30, 2026, approximately $300 million of letters of credit were outstanding under this agreement. The primary purpose of the letters of credit outstanding is to provide credit support to Canadian taxing authorities for amounts related to certain tax years that were reassessed and objected to, and which have been accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities. See Note 9—Income Taxes for additional information.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2026 and December 31, 2025 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2026		December 31, 2025
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$743
5.300% due November 2035	5.444%	1,000	990	1,000	989
4.950% due June 2043	5.040%	750	743	750	742
5.375% due March 2044	5.478%	750	741	750	741
Total long-term debt		$3,250	$3,217	$3,250	$3,215
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million as of both September 30, 2026 and December 31, 2025, and total deferred debt issuance costs were $28 million and $30 million as of September 30, 2026 and December 31, 2025, respectively.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2035, 2043 and 2044 (the Public Senior Notes), each series of the Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified redemption prices.
12.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest on borrowings(1)	$42	$37	$127	$112
Fees on financing agreements and other(1)	3	4	7	8
Interest on tax liabilities(2)	133	3	147	3
Interest capitalized	(10)	(3)	(24)	(9)
Total interest expense	$168	$41	$257	$114
_______________________________________________________________________________
(1)See Note 11—Financing Agreements for additional information.
(2)See Note 9—Income Taxes for additional information.

CF INDUSTRIES HOLDINGS, INC.
13.   Variable Interest Entity
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
The Blue Point One joint venture is constructing an autothermal reforming (ATR) ammonia production facility with a carbon dioxide (CO2) dehydration and compression unit to prepare captured CO2 for transportation and sequestration. We are responsible for overseeing and managing the development, construction, operation and maintenance of the ammonia production facility under contracts with the Blue Point One joint venture. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. State and federal permits were received in July 2026 and construction at the Blue Point complex commenced in August 2026. Low-carbon ammonia production is expected to begin in 2029. See discussion below for information on permitting matters related to the Blue Point complex. Once production commences, we, JERA and Mitsui are required to purchase low-carbon ammonia produced by the Blue Point One joint venture in accordance with our respective ownership percentages.
Pursuant to periodic capital calls, the Blue Point One joint venture members fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. The table below summarizes capital contributions made by us, JERA and Mitsui during the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
CF Holdings(1)(2)	$105	$38	$261	$195
JERA	92	33	228	170
Mitsui	66	23	163	121
Total—JERA and Mitsui	158	56	391	291
Total capital contributions	$263	$94	$652	$486
_______________________________________________________________________________
(1)Our 40% equity interest in the Blue Point One joint venture is held by one of our wholly owned subsidiaries.
(2)For the nine months ended September 30, 2025, our contributions included a $43 million non-cash contribution of an intellectual property license.
In addition, we are building scalable infrastructure at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading (the “Common Facilities”).
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
The table below summarizes the assets and liabilities of the Blue Point One joint venture included in our consolidated balance sheet as of September 30, 2026 and December 31, 2025:

CF INDUSTRIES HOLDINGS, INC.

	September 30, 2026	December 31, 2025
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$496	$130
Other current assets	7	1
Total current assets	503	131
Property, plant and equipment—net	619	361
Other assets	13	1
Total assets	$1,135	$493
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$78	$52
Other liabilities	1	1
Total liabilities	$79	$53
As of September 30, 2026 and December 31, 2025, all assets of the Blue Point One joint venture can only be used to settle the obligations of the Blue Point One joint venture. In addition, as of September 30, 2026 and December 31, 2025, all liabilities of the Blue Point One joint venture are payable to creditors who do not have recourse to the general credit of CF Holdings, except as discussed below.
CF Holdings has provided guarantees for certain financial commitments of the Blue Point One joint venture to several third-party vendors; however, as of September 30, 2026, no liabilities had been incurred by the Blue Point One joint venture to these third-party vendors.
Blue Point Permitting Matters
In the third quarter of 2026, in connection with a lawsuit filed against the U.S. Army Corps of Engineers (the “Corps”), Rural Roots Louisiana, Mount Triumph Baptist Church and Pastor Harry Joseph, Sr. (collectively, the “Plaintiffs”) moved for a preliminary injunction to suspend the final permits issued to the Company in connection with construction of the Blue Point complex and to rescind the Corps’ final effects determination of no adverse effects to historic properties until a hearing may be heard on the merits. The Corps and the Company opposed the motion and a hearing on Plaintiffs’ preliminary injunction motion was held in August 2026. Subsequently, the Plaintiffs withdrew their preliminary injunction motion and filed an amended complaint that continues to challenge the Corps’ permitting decisions but does not seek a preliminary injunction.
In August 2026, Rural Roots Louisiana, the Louisiana Bucket Brigade, and the Environmental Integrity Project filed a petition against the Louisiana Department of Environmental Quality (LDEQ) in Louisiana state court seeking judicial review of the LDEQ’s issuance of air permits in connection with the Blue Point complex. The Company has intervened in the matter to protect its interest in the air permits. The same plaintiffs have also petitioned the U.S. Environmental Protection Agency to object to the air permits.
These matters are ongoing, and we cannot predict the eventual scope, duration or outcome of these actions and are unable to estimate the amount or range of potential losses, if any, at this time.

CF INDUSTRIES HOLDINGS, INC.
14. Litigation Settlement Gain
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
Upon execution of the settlement agreement, we concluded that the settlement payment was unconditional and legally enforceable, thus the gain contingency was considered realized during the first quarter of 2026. Accordingly, we recognized a gain of approximately $170 million, which is reflected in litigation settlement gain in our consolidated statement of operations for the nine months ended September 30, 2026.
On April 30, 2026, we received the cash payment from Orica.
15. Other Operating Income—Net
Details of other operating income—net are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Loss on disposal of property, plant and equipment	$4	$1	$13	$2
(Gain) loss on foreign currency transactions(1)	—	(4)	5	(5)
45Q Tax Credits(2)	(19)	(20)	(62)	(20)
Blue Point One joint venture development costs(3)	10	2	19	4
Other	3	(9)	(27)	11
Other operating income—net	$(2)	$(30)	$(52)	$(8)
_____________________________________________________________________
(1)(Gain) loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions.
(2)Represents income earned for tax credits under Section 45Q of the Internal Revenue Code (45Q Tax Credits), which provide a tax credit per metric ton of CO2 captured and disposed of in secure geological storage.
(3)Represents development costs that are not eligible for capitalization and relate to the construction of the low-carbon ammonia production facility at our Blue Point complex.
16.   Noncontrolling Interests
We have a strategic venture with CHS Inc. (CHS) under which CHS owns an equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings. CHS’ equity interest represents approximately 10% of the membership interests of CFN. We own the remaining membership interests. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN, any member contributions made to CFN and withdrawals and distributions received from CFN. We also have a 40% ownership interest in the Blue Point One joint venture. JERA and Mitsui own the remaining membership interests. See Note 13—Variable Interest Entity for additional information on the Blue Point One joint venture.
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

CF INDUSTRIES HOLDINGS, INC.

	2026			2025
	CFN	Blue Point	Total	CFN	Blue Point	Total
	(in millions)
Noncontrolling interests:
Balance as of January 1	$2,644	$293	$2,937	$2,607	$—	$2,607
Issuance of noncontrolling interests	—	391	391	—	291	291
Earnings (loss) attributable to noncontrolling interests	304	(17)	287	246	6	252
Declaration of distributions payable	(447)	—	(447)	(304)	—	(304)
Balance as of September 30	$2,501	$667	$3,168	$2,549	$297	$2,846
Distributions payable to noncontrolling interests:
Balance as of January 1	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	447	—	447	304	—	304
Distributions to noncontrolling interests	(447)	—	(447)	(304)	—	(304)
Balance as of September 30	$—	$—	$—	$—	$—	$—
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
17.   Stockholders’ Equity
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
The following table summarizes the share repurchases under the 2025 Share Repurchase Program through September 30, 2026.

CF INDUSTRIES HOLDINGS, INC.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2025:
Fourth quarter	3.4	$278
Total shares repurchased in 2025	3.4	278
Shares repurchased in 2026:
First quarter	0.2	15
Second quarter	2.0	230
Third quarter	3.0	367
Total shares repurchased in 2026	5.2	612
Shares repurchased as of September 30, 2026	8.6	$890
______________________________________________________________________________
(1)As defined in the 2025 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the nine months ended September 30, 2026, we repurchased approximately 5.2 million shares under the 2025 Share Repurchase Program for $612 million, of which $15 million was accrued and unpaid as of September 30, 2026. In the nine months ended September 30, 2026, we retired approximately 2.3 million shares of repurchased stock, and we held 3.0 million shares of treasury stock as of September 30, 2026.
In the nine months ended September 30, 2025, we repurchased approximately 12.5 million shares under the 2022 Share Repurchase Program for $1.00 billion, of which $5 million was accrued and unpaid as of September 30, 2025. In the nine months ended September 30, 2025, we retired approximately 8.7 million shares of repurchased stock.
Accumulated Other Comprehensive Loss
Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2025	$(151)	$3	$(87)	$(235)
Loss arising during the period	—	—	(3)	(3)
Reclassification to earnings(1)	—	(1)	7	6
Effect of exchange rate changes and deferred taxes	(37)	—	—	(37)
Balance as of September 30, 2026	$(188)	$2	$(83)	$(269)

Balance as of December 31, 2024	$(221)	$3	$(62)	$(280)
Loss arising during the period	—	—	(1)	(1)
Effect of exchange rate changes and deferred taxes	55	—	(5)	50
Balance as of September 30, 2025	$(166)	$3	$(68)	$(231)
______________________________________________________________________________
(1)Reclassifications out of accumulated other comprehensive loss to the consolidated statements of operations during the nine months ended September 30, 2026 include a net non-cash pre-tax pension settlement loss of $7 million. See Note 10—Pension Settlements for additional information.

CF INDUSTRIES HOLDINGS, INC.
18.   Segment Disclosures
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our chief operating decision maker (CODM) is our President and Chief Executive Officer, who uses gross margin to evaluate segment performance and allocate resources. The CODM meets periodically with other members of senior management to analyze segment performance, including comparing actual results to projected results, with consideration to the costs incurred to produce and deliver the product. In addition, our CODM uses gross margin by reportable segment to make key operating decisions, such as the determination of capital expenditures and the allocation of operating budgets, to help guide strategic decisions to align with company-wide goals. Other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating income—net) and non-operating expenses (consisting primarily of interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by the CODM. The ammonia and other products that are upgraded into Granular Urea, UAN, AN and Other products are transferred at cost into the results of those products.
Segment data for gross margin, including sales and cost of sales, which also includes significant expenses, for the three and nine months ended September 30, 2026 and 2025 are presented in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Ammonia
Net sales	$534	$457	$1,747	$1,468
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	76	99	313	317
Unrealized net mark-to-market loss (gain) on natural gas derivatives	1	—	(1)	1
Depreciation and amortization(2)	66	72	202	187
Distribution and storage(3)	47	37	144	132
Freight(4)	10	16	36	41
Other segment items(5)	140	125	403	360
Total cost of sales	340	349	1,097	1,038
Gross margin	$194	$108	$650	$430

Granular Urea
Net sales	$456	$423	$1,805	$1,409
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	70	58	279	236
Unrealized net mark-to-market loss (gain) on natural gas derivatives	1	—	(1)	—
Depreciation and amortization(2)	69	58	220	201
Distribution and storage(3)	2	3	9	8
Freight(4)	10	6	42	25
Other segment items(5)	110	85	330	274
Total cost of sales	262	210	879	744
Gross margin	$194	$213	$926	$665

CF INDUSTRIES HOLDINGS, INC.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
UAN
Net sales	$639	$517	$1,835	$1,597
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	81	69	257	264
Unrealized net mark-to-market gain on natural gas derivatives	—	(1)	(1)	—
Depreciation and amortization(2)	78	60	195	205
Distribution and storage(3)	29	13	68	51
Freight(4)	45	36	117	107
Other segment items(5)	137	110	330	328
Total cost of sales	370	287	966	955
Gross margin	$269	$230	$869	$642

AN
Net sales	$67	$122	$196	$340
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	—	10	1	34
Depreciation and amortization(2)	2	10	8	28
Freight(4)	4	8	12	24
Other segment items(5)	58	63	187	182
Total cost of sales	64	91	208	268
Gross margin	$3	$31	$(12)	$72

Other(6)
Net sales	$164	$140	$485	$398
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	13	12	42	39
Depreciation and amortization(2)	18	17	50	47
Distribution and storage(3)	1	1	2	3
Freight(4)	21	17	52	47
Other segment items(5)	51	43	161	112
Total cost of sales	104	90	307	248
Gross margin	$60	$50	$178	$150

CF INDUSTRIES HOLDINGS, INC.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Consolidated
Net sales	$1,860	$1,659	$6,068	$5,212
Cost of sales:
Natural gas, including the impact of realized derivatives(1)	240	248	892	890
Unrealized net mark-to-market loss (gain) on natural gas derivatives	2	(1)	(3)	1
Depreciation and amortization(2)	233	217	675	668
Distribution and storage(3)	79	54	223	194
Freight(4)	90	83	259	244
Other segment items(5)	496	426	1,411	1,256
Total cost of sales	1,140	1,027	3,457	3,253
Gross margin	720	632	2,611	1,959
Total other operating expense (income)—net(7)	23	58	(57)	288
Equity in earnings of operating affiliate	4	6	17	12
Operating earnings	$701	$580	$2,685	$1,683
_______________________________________________________________________________
(1)Natural gas costs include the impact of realized gains and losses on natural gas derivatives settled during the period.
(2)For the three months ended September 30, 2026 and 2025, depreciation and amortization does not include $8 million and $9 million, respectively, of depreciation and amortization that is recognized in selling, general and administrative expenses and consists primarily of amortization of definite-lived intangible assets. For the nine months ended September 30, 2026 and 2025, depreciation and amortization does not include $24 million and $25 million, respectively, of depreciation and amortization that is recognized in selling, general and administrative expenses and consists primarily of amortization of definite-lived intangible assets. For both the three months ended September 30, 2026 and 2025, depreciation and amortization does not include $8 million of amortization related to the Supply Contract liability, which is recognized in net sales. For both the nine months ended September 30, 2026 and 2025, depreciation and amortization does not include $23 million of amortization related to the Supply Contract liability, which is recognized in net sales. See Note 3—Revenue Recognition for additional information on the Supply Contract liability.
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
(7)Total other operating expense (income)—net for the three months ended September 30, 2026 includes insurance recoveries of $62 million. Total other operating expense (income)—net for the nine months ended September 30, 2026 includes a gain of approximately $170 million related to a litigation settlement, and insurance recoveries of $137 million. See Note 14—Litigation Settlement Gain and Note 6—Property, Plant and Equipment—Net for additional information.

Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2026 and December 31, 2025:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Goodwill as of December 31, 2025	$981	$828	$576	$69	$39	$2,493
Effect of exchange rate changes	(1)	—	—	—	—	(1)
Goodwill as of September 30, 2026	$980	$828	$576	$69	$39	$2,492

CF INDUSTRIES HOLDINGS, INC.
19.   Contingencies
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
The Company disputes plaintiffs’ allegations in each of these complaints and intends to vigorously defend itself in these actions. These matters are ongoing, and we cannot predict the eventual scope, duration or outcome of these actions and are unable to estimate the amount or range of potential losses, if any, at this time.

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
Our principal assets as of September 30, 2026 include:
•six U.S. manufacturing facilities located in: Donaldsonville, Louisiana (the largest ammonia production complex in the world); Sergeant Bluff, Iowa (our Port Neal complex); Yazoo City, Mississippi; Claremore, Oklahoma (our Verdigris complex); Woodward, Oklahoma; and Waggaman, Louisiana. The Waggaman facility is wholly owned by us, and the other five U.S. manufacturing facilities are wholly owned directly or indirectly by CF Industries

CF INDUSTRIES HOLDINGS, INC.
Nitrogen, LLC (CFN), of which we own approximately 90% and CHS Inc. (CHS) owns the remainder (see Note 16—Noncontrolling Interests for additional information on our strategic venture with CHS);
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
The Blue Point One joint venture is constructing an autothermal reforming (ATR) ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. We are responsible for overseeing and managing the development, construction, operation and maintenance of the ammonia production facility under contracts with the Blue Point One joint venture. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. State and federal permits were received in July 2026, enabling construction at the Blue Point complex to commence in August 2026. Low-carbon ammonia production is expected to begin in 2029. See Note 13—Variable Interest Entity, for information on permitting matters related to the Blue Point complex.
We estimate that the cost of the Blue Point One joint venture’s low-carbon ATR ammonia production facility with CCS technologies will be approximately $3.7 billion. We anticipate that approximately one-third of the estimated cost is related to materials that will be imported to the United States, with the majority of imported materials expected to arrive in Louisiana in 2028. Pursuant to periodic capital calls, the Blue Point One joint venture members fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages.
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
See “Liquidity and Capital Resources—Blue Point One Joint Venture,” below, and Note 13—Variable Interest Entity, for additional information on the Blue Point One joint venture.
Demand for low-carbon products
We believe that our decarbonization projects provide us with benefits, including a significant return profile, a differentiated product offering to existing and new customers, and progress toward our long-term emissions reduction goals.
In 2025, we completed our first sales of low-carbon ammonia at a premium to traditional ammonia consumers in Europe

CF INDUSTRIES HOLDINGS, INC.
and Africa as they began to establish a low-carbon ammonia supply chain. We expect continued demand growth for low-carbon products into Europe as customers seek to reduce the additional costs imposed by the European Union’s regulations, including the carbon border adjustment mechanism in respect of greenhouse gas emissions associated with the production of imported ammonia and upgraded products.
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
In 2026, we completed our first sales of low-carbon upgraded products. Our first sale of low-carbon upgraded products was PepsiCo’s purchase of low-carbon UAN for use in their product supply chain. In addition, in September 2026, we completed our first sale of low-carbon UAN into Europe at a premium. Additional upgraded products are being certified low-carbon, and marketing for those products has begun.
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
In late February of 2026, global market conditions were further impacted by the conflict with Iran, which led to additional global nitrogen fertilizer supply constraints and resulted in price volatility as trade disruptions in the Middle East unfolded. The Middle East is one of the world’s largest nitrogen producing and exporting regions due to its low-cost natural gas supply. Nitrogen production in the Middle East accounts for approximately 25-30% of globally traded ammonia and approximately 35-40% of globally traded urea annually, with urea being the most widely used and traded nitrogen fertilizer globally. In March of 2026, safety concerns amid ongoing attacks by Iran, mines in the Strait of Hormuz waters, and unavailability or high cost of war risk insurance coverage on affected vessels brought the flow of vessels through the Strait of Hormuz to a halt. This prevented the export of nitrogen fertilizers from this region and resulted in curtailment of a significant amount of nitrogen capacity in the region. This supply disruption resulted in higher selling prices for nitrogen products.
Liquefied natural gas (LNG) supply out of the Middle East has also been disrupted by the conflict with Iran. In particular, Qatar’s LNG exports account for approximately 18% of global LNG trade and its export facilities were taken offline in March 2026. This disruption in LNG supply out of the Middle East affected nitrogen producers reliant on imported LNG, such as nitrogen producers in India, Pakistan, and Bangladesh that were either temporarily shut down or operating at reduced rates, further constraining global nitrogen supply. Damage to LNG facilities as a result of the conflict with Iran will require repairs prior to resumption of operations. For example, Qatar’s government has reported it will take multiple years to return its operations to full capacity. Furthermore, it is expected that nitrogen producers in the Middle East that have been impacted by the conflict with Iran will also require time to resume production at pre-conflict levels.
As a result of all these factors, global nitrogen fertilizer prices significantly increased in March of 2026 and remained elevated throughout most of the second quarter of 2026. However, during the third quarter of 2026, global nitrogen selling prices declined due primarily to the following factors:

CF INDUSTRIES HOLDINGS, INC.
•a seasonal decline in agricultural demand driven by the conclusion of the Northern Hemisphere fertilizer application season, combined with delayed customer purchasing,
•a decline in global import demand for ammonia driven by phosphate production curtailments, in response to limited sulfur availability from the Middle East (which accounts for about half of globally traded sulfur supply), an input in the phosphoric acid production process, and
•prospects of returning supply availability from the Middle East as a memorandum of understanding was temporarily in effect between the U.S. and Iran, signaling a ceasefire or settlement of the conflict with Iran.
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
Government Policies
Since January 20, 2025, the Trump administration has imposed, modified and proposed additional tariffs on a range of products from most countries around the world, including global tariffs and tariffs on imports from Canada pursuant to multiple U.S. statutes. The administration has negotiated and is negotiating tariff and trade agreements that have resulted in, and will continue to result in, changes to existing tariffs and other trade policies in the United States and globally.
From early 2025 through July 24, 2026, the Trump administration sought to impose tariffs under the International Emergency Economic Powers Act and other legal authority and exempted any products that entered the United States duty-free as a good of Canada pursuant to the United States-Mexico-Canada Agreement (USMCA), including imports of our Canadian production. In addition, from late 2025, most fertilizer products, including urea, UAN and AN, but not ammonia, were exempted from these global tariffs.
In 2026, the Office of the United States Trade Representative (USTR) launched multiple trade investigations pursuant to section 301 of the Trade Act of 1974 that have resulted in, and may in the future result in, the imposition of tariffs against a wide range of countries at tariff rates to be determined by the Trump administration. For example, on July 23, 2026, USTR finalized its investigation and, effective July 24, 2026, imposed 10% and 12.5% tariffs on more than 60 countries for failure to impose or effectively enforce bans on the importation of goods produced with forced labor. Prior exclusions of USMCA goods, products subject to tariffs pursuant to section 232 of the Trade Expansion Act of 1962, and certain fertilizer and other products were maintained in this action, which also exempted ammonia from these tariffs. USTR is expected to announce outcomes in other section 301 actions in the coming months.
The United States did not agree to renewal of the USMCA by July 1, 2026, and negotiations between the United States, Canada, and Mexico to address certain U.S. concerns continue. As a result, the USMCA remains intact (albeit some trade is subject to tariff actions outside the USMCA framework) and will continue to provide duty-free treatment to nitrogen products from Canada. The USMCA is set to be reviewed annually until a renewal is agreed to by the three countries. On July 20, 2026, the president issued three executive orders pursuant to section 338 of the Tariff Act of 1930 that imposed additional 50% tariffs on specified products imported from Canada, effective August 19, 2026. Canada responded by imposing tariffs on specified imports from the United States. The U.S. executive orders and the Canadian response do not subject nitrogen products to these tariffs.
Effective July 1, 2026, the European Union (EU) implemented the United States-European Union Framework on an Agreement on Reciprocal, Fair, and Balanced Trade to eliminate most-favored nation (MFN) tariffs on EU imports of all U.S. nitrogen fertilizer products through at least the end of 2029. Other trade agreements that were recently negotiated between the United States and several other countries may be continued or paused, or further negotiations regarding trade agreements may result in changes to the magnitude, timing or other aspects of tariffs between these countries.
In September 2026, the Lindsey O. Graham Sanctioning Russia and Iran Act was enacted, authorizing the president to impose tariffs of up to 500% on imports from Russia and up to 100% on imports from countries that continue purchasing Russian crude oil or natural gas after enactment. The act provides substantial discretion to the president on whether and at what levels to impose tariffs. Subsequent to enactment, the president issued an executive order waiving the application of all tariffs that the legislation authorized on imports from Russia or countries that purchase Russian oil or natural gas, while directing the administration to continue to monitor developments.

CF INDUSTRIES HOLDINGS, INC.
In April 2026, increased tariffs on imports of certain steel and aluminum products and their derivatives, which were imposed by the Trump administration in 2025, were further modified. Such tariffs may impact the cost of our capital equipment, including for development and construction at our Blue Point complex.
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
The president signed an Executive Order (EO) on December 6, 2025, on competitive activity in the food supply chain. The EO directs the Attorney General and the Federal Trade Commission (FTC) to each establish a Food Supply Chain Security Task Force to investigate price-fixing and anti-competitive practices across the sector, including fertilizer, and take action as necessary, including bringing enforcement actions and proposing new regulatory approaches. In addition, following the closure of the Strait of Hormuz and the resulting increase in fertilizer selling prices, as discussed above under “Geopolitical Environment,” the Trump administration and Congress have increased their scrutiny of the fertilizer industry, and the Trump administration has announced intentions to improve fertilizer costs for farmers. On May 28, 2026, the Chairman of the FTC announced that the FTC had launched an industry-wide investigation into fertilizer prices in the United States. The U.S. Senate is currently considering a farm bill with provisions that require reporting of fertilizer prices and a report on the fertilizer industry, although it is not clear if that legislation will be enacted or if it will contain fertilizer-related provisions once final. The impact on our business and operations of any actions that the Trump administration or Congress could take to address fertilizer prices is uncertain.
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
In the third quarter of 2026, the average selling price for our products was $388 per ton, or 5% higher, compared to $368 per ton in the third quarter of 2025, reflecting higher average selling prices in our Ammonia, AN, and Other segments, partially offset by lower average selling prices in our Granular Urea and UAN segments. The higher average selling price resulted in an increase in net sales of approximately $78 million for the third quarter of 2026 compared to the third quarter of 2025.
In the nine months ended September 30, 2026, the average selling price for our products was $442 per ton, or 23% higher compared to $359 per ton in the nine months ended September 30, 2025, reflecting higher average selling prices for all of our segments. This resulted in an increase in net sales of approximately $1.07 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Higher average selling prices for our major products were due primarily to a tighter global nitrogen supply and demand balance that was further impacted by the conflict with Iran. See “Geopolitical Environment,” above.
Nitrogen Sales Volume
Sales volume was 4.8 million tons in the third quarter of 2026 compared to 4.5 million tons in the third quarter of 2025. Higher sales volume resulted in an increase in net sales of approximately $123 million. The increase in sales volume was driven by our UAN, Granular Urea and Other segments, partially offset by a decrease in our AN and Ammonia segments.
Sales volume in the nine months ended September 30, 2026 was 13.7 million tons compared to 14.5 million tons in the nine months ended September 30, 2025. This resulted in a decrease in net sales of approximately $211 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in sales volume was driven by our AN, Ammonia and UAN segments, partially offset by an increase in our Granular Urea and Other segments.
The decrease in sales volumes for our AN segment in the three and nine months ended September 30, 2026 compared to the prior year periods was a result of the idled Yazoo City plant. See “Yazoo City Incident,” below, for additional information.

CF INDUSTRIES HOLDINGS, INC.
Natural Gas
Natural gas is the principal raw material used to produce our nitrogen products. Natural gas is both a chemical feedstock and a fuel used to produce nitrogen products. Natural gas is the largest and most volatile cost component of the manufacturing cost for our nitrogen products, representing approximately 33% and 34%, respectively, of our production costs in the first nine months of 2026 and the year ended December 31, 2025. All of our ammonia manufacturing facilities are located in the United States and Canada. As a result, the price of natural gas in North America, which has historically been volatile, directly impacts a substantial portion of our operating expenses.
In the first nine months of 2026, the U.S. natural gas market has transitioned from weather-driven tightness early in the year to a more balanced and well-supplied environment, as record U.S. natural gas production, above-average storage inventories, and LNG export maintenance in the third quarter of 2026 largely offset both strong summer power demand and growing LNG demand. Although global gas markets experienced substantial volatility due to Middle East LNG supply disruptions and global LNG market tightness, Henry Hub prices softened through the summer, generally trading below $3.00 per MMBtu during the third quarter of 2026, amid above-average storage inventories and robust supply growth. International gas markets remained significantly tighter in the third quarter of 2026, with elevated prices driven by Middle East LNG supply concerns and reduced LNG availability from the Persian Gulf region. In North America, natural gas prices moved higher near the end of the third quarter of 2026 as robust demand exceeded incremental supply growth, slowing storage builds and tightening fundamentals ahead of the winter heating season.
The following table presents the average daily market price of natural gas at the Henry Hub and our cost of natural gas used for production, which includes the impact of realized natural gas derivatives:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
Average daily market price of natural gas at the Henry Hub (per MMBtu)	$2.87	$3.03	$(0.16)	(5)%	$3.56	$3.48	$0.08	2%
Cost of natural gas used for production in cost of sales(1) (per MMBtu)	2.88	2.96	(0.08)	(3)%	3.63	3.34	0.29	9%
___________________________________________________________________________
(1)Includes the cost of natural gas used for production and related transportation that is included in cost of sales during the period under the first-in, first-out inventory cost method.
In the third quarter of 2026, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, was $2.88 per MMBtu compared to $2.96 per MMBtu in the third quarter of 2025. The decrease of $0.08 per MMBtu in the cost of natural gas resulted in an increase in gross margin of $20 million compared to the third quarter of 2025. In the nine months ended September 30, 2026, our cost of natural gas used for production, which includes the impact of realized natural gas derivatives, increased 9% to $3.63 per MMBtu from $3.34 per MMBtu in the nine months ended September 30, 2025. This increase in natural gas costs resulted in a decrease in gross margin of $53 million.
Yazoo City Incident
In November 2025, we experienced an incident in the AN upgrade area at our Yazoo City complex. The facility’s ammonia plant and other upgrade units were not damaged by the incident. However, the incident required us to temporarily idle all production at the site. Lower sales volumes for our AN segment in the first nine months of 2026 compared to the first nine months of 2025 were due primarily to the idled Yazoo City plant.
As a result of the property damage incurred and based on estimates and assumptions of a preliminary review of the impact, in the fourth quarter of 2025, we recorded an impairment of certain fixed assets within our North American AN asset group of $25 million, which primarily consisted of machinery and equipment.
In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant for the production of ammonia, AN solution (ANS), nitric acid, UAN and urea liquor. As a result of the approved plan, certain equipment will no longer provide future economic benefit, and we recorded an impairment charge of $23 million in the second quarter of 2026, which is reflected in asset impairment in our consolidated statement of operations for the nine months ended September 30, 2026. We expect production at our Yazoo City plant to resume in the first half of 2027.
See “Items Affecting Comparability of Results—Yazoo City incident,” below, for additional information.

CF INDUSTRIES HOLDINGS, INC.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $436 million for the three months ended September 30, 2026 compared to $353 million for the three months ended September 30, 2025, an increase in net earnings of $83 million, or 24%. The increase in net earnings for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to an increase in gross margin of $88 million and business interruption insurance recoveries of $62 million related to the November 2025 incident at our Yazoo City complex, partially offset by an increase in interest expense—net of $58 million. Insurance recoveries related to our Yazoo City complex are discussed further below in “Items Affecting Comparability of Results—Yazoo City incident.” Increases in interest expense and interest income pertain to the U.S. Canadian transfer pricing matter described in “Items Affecting Comparability of Results—Transfer pricing reserves,” below.
Gross margin increased by $88 million, or 14%, to $720 million for the three months ended September 30, 2026 compared to $632 million for the three months ended September 30, 2025. The increase in gross margin was due primarily to a 7% increase in sales volume, which increased gross margin by $98 million, a 5% increase in average selling prices to $388 per ton in the third quarter of 2026 from $368 per ton in the third quarter of 2025, which increased gross margin by $78 million, and lower natural gas costs, which increased gross margin by $20 million. These increases in gross margin were partially offset by higher costs for purchased product, higher freight and distribution costs, and higher costs associated with maintenance activity, including at our idled Yazoo City complex.
Diluted net earnings per share attributable to common stockholders increased $0.68 per share, or 31%, to $2.87 per share in the third quarter of 2026 compared to $2.19 per share in the third quarter of 2025, due to higher net earnings and lower weighted-average common shares outstanding as a result of shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding were 151.6 million shares for the three months ended September 30, 2026, a decrease of 6% compared to diluted weighted-average common shares outstanding of 161.2 million shares for the three months ended September 30, 2025.
Items Affecting Comparability of Results
For the three months ended September 30, 2026 and 2025, we reported net earnings attributable to common stockholders of $436 million and $353 million, respectively. For the nine months ended September 30, 2026 and 2025, we reported net earnings attributable to common stockholders of $1.78 billion and $1.05 billion, respectively. In addition to the impact of market conditions and current developments, discussed above, certain items affected the comparability of our financial results for the three and nine months ended September 30, 2026 and 2025. The following table and related discussion outline these items and their impact on the comparability of our financial results for these periods. The descriptions of items below that refer to amounts in the table refer to the pre-tax amounts unless otherwise noted.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market loss (gain) on natural gas derivatives(1)	$2	$2	$(1)	$(1)	$(3)	$(2)	$1	$—
(Gain) loss on foreign currency transactions(2)(3)	—	—	(4)	(3)	5	4	(5)	(5)
Pension settlement loss(4)	7	5	—	—	7	5	—	—
Loss on sale of Ince facility(5)	—	—	—	—	—	—	23	21
Yazoo City incident:
Asset impairment	—	—	—	—	23	18	—	—
Insurance recoveries—property damage	—	—	—	—	(25)	(19)	—	—
Insurance recoveries—business interruption	(62)	(47)	—	—	(112)	(85)	—	—
Transfer pricing reserves:
Interest expense	131	131	—	—	131	131	—	—
Interest income(6)	(66)	(51)	—	—	(66)	(51)	—	—
Income tax benefit(6)	—	(30)	—	—	—	(30)	—	—
Litigation settlement gain	—	—	—	—	(170)	(129)	—	—
45Q Tax Credits(2)	(19)	(19)	(20)	(20)	(62)	(62)	(20)	(20)
Blue Point One joint venture development costs(2)(3)	10	8	2	1	19	17	4	3
______________________________________________________________________________
(1)Included in cost of sales in our consolidated statements of operations.
(2)Included in other operating income—net in our consolidated statements of operations.
(3)Includes results related to the Blue Point One joint venture, of which we have a 40% equity interest. The after-tax impact for amounts related to the Blue Point One joint venture does not include a tax provision on the 60% attributable to noncontrolling interests.
(4)Included in other non-operating expense (income)—net in our consolidated statements of operations.
(5)Included in U.K. operations restructuring in our consolidated statement of operations.
(6)For the three and nine months ended September 30, 2026, the after-tax income tax benefit amount of $30 million, discussed below under “Transfer pricing reserves,” excludes $15 million of income tax provision that is reflected in the after-tax interest income amount shown in this table.

Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is the largest and most volatile single component of the manufacturing cost for our nitrogen-based products. At certain times, we have managed the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, basis swaps and options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which are reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2026, we recognized an unrealized net mark-to-market loss on natural gas derivatives of $2 million compared to a gain of $1 million for the three months ended September 30, 2025. In the nine months ended September 30, 2026, we recognized an unrealized net mark-to-market gain on natural gas derivatives of $3 million compared to a loss of $1 million in the nine months ended September 30, 2025.
(Gain) loss on foreign currency transactions
In the three months ended September 30, 2025, we recognized a $4 million gain on foreign currency transactions. In the nine months ended September 30, 2026, we recognized a loss on foreign currency transactions of $5 million compared to a gain of $5 million in the nine months ended September 30, 2025. (Gain) loss on foreign currency transactions consists of foreign currency exchange rate impacts on foreign currency denominated transactions, including cash held in a foreign currency.
Pension settlement loss
In the third quarter of 2026, we settled all obligations under our U.S. defined benefit pension plan through a combination of lump sum payments and the purchase of a group buy-out annuity contract. The settlement payments, which totaled

CF INDUSTRIES HOLDINGS, INC.
approximately $185 million, were funded with plan assets. In connection with the full settlement of the plan, we remeasured the projected benefit obligation and plan assets, and we recognized a non-cash pre-tax pension settlement loss of approximately $7 million in the third quarter of 2026, reflecting the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to accumulated other comprehensive loss.
In addition, in the third quarter of 2026, we settled substantially all obligations of one of our Canadian defined benefit pension plans through a combination of lump sum payments and the conversion of the majority of an existing group buy-in annuity contract to a group buy-out annuity contract. The settlement payments, which totaled approximately $65 million, were funded with plan assets. In connection with the substantial settlement of this plan, we remeasured the projected benefit obligation and plan assets and recognized an immaterial non-cash pre-tax pension settlement gain in the third quarter of 2026.
As a result of these settlement transactions, we recognized a net non-cash pre-tax pension settlement loss of approximately $7 million in the third quarter of 2026, which is reflected in other non-operating expense (income)—net in our consolidated statements of operations for the three and nine months ended September 30, 2026.
See “Liquidity and Capital Resources—Defined Benefit Pension Plans,” below, and Note 10—Pension Settlements for additional information.
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
In the first quarter of 2026, we recognized $25 million of insurance recoveries related to property damage incurred in connection with the Yazoo City incident, which are included in insurance recoveries—property damage in our consolidated statement of operations for the nine months ended September 30, 2026.
In the second quarter of 2026, we recognized $50 million of insurance recoveries related to business interruption, which are included in insurance recoveries—business interruption in our consolidated statements of operations for the nine months ended September 30, 2026. In the third quarter of 2026, we received $62 million of additional business interruption insurance recoveries, which are included in insurance recoveries—business interruption in our consolidated statements of operations for the three and nine months ended September 30, 2026.
In the second quarter of 2026, management approved a plan to rebuild the Yazoo City plant for the production of ammonia, ANS, nitric acid, UAN and urea liquor. As a result of the approved plan, certain equipment will no longer provide future economic benefit, and we recorded an impairment charge of $23 million in the second quarter of 2026, which is reflected in asset impairment in our consolidated statement of operations for the nine months ended September 30, 2026. We expect production at our Yazoo City plant to resume in the first half of 2027.
See Note 6—Property, Plant and Equipment—Net for additional information.
Transfer pricing reserves
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities for transfer pricing matters. During the third quarter of 2026, we reevaluated our transfer pricing positions between Canada and the United States based on developments in the ongoing proceedings with the relevant taxing authorities. Based on this evaluation, for the three months ended September 30, 2026, we recorded the following:
•liabilities for unrecognized tax benefits of $265 million, with a corresponding income tax provision, and accrued interest expense of $131 million related to the liabilities for unrecognized benefits, and
•noncurrent income tax receivables of $311 million, with a corresponding income tax benefit, and accrued interest income of $66 million related to the noncurrent income tax receivables.

CF INDUSTRIES HOLDINGS, INC.
In the three and nine months ended September 30, 2026, the net impact on our consolidated statements of operations of the amounts recorded as a result of this evaluation of transfer pricing positions, including a $16 million deferred income tax provision for other transfer pricing tax effects, was a $30 million income tax benefit and $65 million of net interest expense before tax ($80 million after tax).
See Note 9—Income Taxes for additional information.
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
Upon execution of the settlement agreement, we concluded that the settlement payment was unconditional and legally enforceable, thus the gain contingency was considered realized during the first quarter of 2026. Accordingly, we recognized a gain of approximately $170 million, which is reflected in litigation settlement gain in our consolidated statement of operations for the nine months ended September 30, 2026.
On April 30, 2026, we received the cash payment from Orica.
45Q Tax Credits
In July 2025, construction, commissioning and start-up of the dehydration and compression unit at our Donaldsonville complex was completed. As a result, we began earning 45Q Tax Credits, which are recorded in other operating income—net in our consolidated statements of operations. In the nine months ended September 30, 2026, we earned 45Q Tax Credits of approximately $62 million compared to $20 million in the nine months ended September 30, 2025. In the three months ended September 30, 2026 and 2025, we earned 45Q Tax Credits of approximately $19 million and $20 million, respectively. See “Overview of CF Holdings—Our Strategy,” above, for additional information related to our clean energy initiatives.
Blue Point One joint venture development costs
In the three and nine months ended September 30, 2026, the Blue Point One joint venture incurred development costs that were not eligible for capitalization of $10 million and $19 million, respectively, compared to $2 million and $4 million, respectively, in the three and nine months ended September 30, 2025. These development costs related to the construction of the low-carbon ammonia production facility at our Blue Point complex. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, and Note 13—Variable Interest Entity, for additional information on the Blue Point One joint venture.

CF INDUSTRIES HOLDINGS, INC.
Consolidated Results of Operations
The following table presents our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per share amounts)
Net sales	$1,860	$1,659	$201	12%	$6,068	$5,212	$856	16%
Cost of sales	1,140	1,027	113	11%	3,457	3,253	204	6%
Gross margin	720	632	88	14%	2,611	1,959	652	33%
Gross margin percentage	38.7%	38.1%	0.6%		43.0%	37.6%	5.4%
Selling, general and administrative expenses	87	88	(1)	(1)%	279	273	6	2%
U.K. operations restructuring	—	—	—	—%	—	23	(23)	(100)%
Asset impairment	—	—	—	—%	23	—	23	N/M
Insurance recoveries—property damage	—	—	—	— %	(25)	—	(25)	N/M
Insurance recoveries—business interruption	(62)	—	(62)	N/M	(112)	—	(112)	N/M
Litigation settlement gain	—	—	—	—%	(170)	—	(170)	N/M
Other operating income—net	(2)	(30)	28	(93)%	(52)	(8)	(44)	N/M
Total other operating expense (income)—net	23	58	(35)	(60)%	(57)	288	(345)	N/M
Equity in earnings of operating affiliate	4	6	(2)	(33)%	17	12	5	42%
Operating earnings	701	580	121	21%	2,685	1,683	1,002	60%
Interest expense	168	41	127	310%	257	114	143	125%
Interest income	(92)	(23)	(69)	(300)%	(138)	(57)	(81)	(142)%
Other non-operating expense (income)—net	6	(3)	9	N/M	10	(11)	21	N/M
Earnings before income taxes	619	565	54	10%	2,556	1,637	919	56%
Income tax provision	99	105	(6)	(6)%	491	334	157	47%
Net earnings	520	460	60	13%	2,065	1,303	762	58%
Less: Net earnings attributable to noncontrolling interests	84	107	(23)	(21)%	287	252	35	14%
Net earnings attributable to common stockholders	$436	$353	$83	24%	$1,778	$1,051	$727	69%
Diluted net earnings per share attributable to common stockholders	$2.87	$2.19	$0.68	31%	$11.60	$6.39	$5.21	82%
Diluted weighted-average common shares outstanding	151.6	161.2	(9.6)	(6)%	153.3	164.3	(11.0)	(7)%
Dividends declared per common share	$0.60	$0.50	$0.10	20%	$1.60	$1.50	$0.10	7%
___________________________________________________________________________
N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.
The following table presents certain supplemental data for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per share and per MMBtu amounts)
Natural gas supplemental data (per MMBtu)
Natural gas costs in cost of sales(1)	$2.87	$2.96	$(0.09)	(3)%	$3.76	$3.35	$0.41	12%
Realized derivatives loss (gain) in cost of sales(2)	0.01	—	0.01	N/M	(0.13)	(0.01)	(0.12)	N/M
Cost of natural gas used for production in cost of sales	$2.88	$2.96	$(0.08)	(3)%	$3.63	$3.34	$0.29	9%
Average daily market price of natural gas at the Henry Hub	$2.87	$3.03	$(0.16)	(5)%	$3.56	$3.48	$0.08	2%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$(1)	$3	N/M	$(3)	$1	$(4)	N/M
Depreciation and amortization	$233	$217	$16	7%	$676	$670	$6	1%
Capital expenditures	$282	$347	$(65)	(19)%	$776	$724	$52	7%
Sales volume by product tons (000s)	4,799	4,504	295	7%	13,734	14,529	(795)	(5)%
Production volume by product tons (000s):
Ammonia(3)	2,367	2,440	(73)	(3)%	7,221	7,614	(393)	(5)%
Granular urea	1,070	1,011	59	6%	3,491	3,303	188	6%
UAN (32%)(4)	1,632	1,650	(18)	(1)%	4,799	5,231	(432)	(8)%
AN	146	360	(214)	(59)%	386	1,023	(637)	(62)%
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

Third Quarter of 2026 Compared to Third Quarter of 2025
Net Sales
Our total net sales increased $201 million, or 12%, to $1.86 billion in the third quarter of 2026 compared to $1.66 billion in the third quarter of 2025, due to higher sales volume and a higher average selling price. Our average selling price was $388 per ton in the third quarter of 2026 compared to $368 per ton in the third quarter of 2025. Higher average selling prices in our Ammonia, AN, and Other segments, were partially offset by lower average selling prices in our Granular Urea and UAN segments. The impact of a higher average selling price was an increase in net sales of approximately $78 million for the third quarter of 2026 compared to the third quarter of 2025.
Our total sales volume was 4.8 million product tons in the third quarter of 2026 compared to 4.5 million product tons in the third quarter of 2025, as higher sales volume in our UAN, Granular Urea and Other segments was partially offset by lower sales volume in our AN and Ammonia segments. The impact of higher sales volume was an increase in net sales of approximately $123 million.
Cost of Sales
Our total cost of sales increased $113 million, or 11%, to $1.14 billion in the third quarter of 2026 from $1.03 billion in the third quarter of 2025. The increase in our cost of sales primarily reflects (i) higher costs for purchased product, reflecting a higher price per ton for ammonia purchased for upgrade at our U.K. operations and ammonia purchased for resale, (ii) higher freight and distribution costs, (iii) an increase in sales volume in the third quarter of 2026, which increased cost of sales by $25 million, and (iv) higher costs associated with maintenance activity, including at our idled Yazoo City complex. These factors that increased cost of sales were partially offset by lower costs for natural gas, including the impact of realized derivatives, which decreased cost of sales by $20 million.

CF INDUSTRIES HOLDINGS, INC.
Cost of sales averaged $238 per ton in the third quarter of 2026, a 4% increase compared to $228 per ton in the third quarter of 2025. Our cost of natural gas, including the impact of realized derivatives, was $2.88 per MMBtu in the third quarter of 2026 compared to $2.96 per MMBtu in the third quarter of 2025. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1 million to $87 million in the third quarter of 2026 compared to $88 million in the third quarter of 2025.
Insurance Recoveries
In the third quarter of 2026, we recognized income of $62 million related to business interruption insurance proceeds related to our Yazoo City complex. See “Market Conditions and Current Developments—Yazoo City Incident,” above.
Other Operating Income—Net
Other operating income—net was $2 million in the third quarter of 2026 compared to $30 million in the third quarter of 2025. The $2 million of income in the third quarter of 2026 consists primarily of $19 million of 45Q Tax Credits earned as a result of CO2 sequestered in the third quarter of 2026 and gains on sales of emission credits, partially offset by development costs for our Blue Point One joint venture. The $30 million of income in the third quarter of 2025 consisted primarily of $20 million of 45Q Tax Credits earned as a result of CO2 sequestered in the third quarter of 2025 and gains on sales of emission credits. See “Overview of CF Holdings—Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $4 million in the third quarter of 2026 compared to $6 million in the third quarter of 2025. Lower equity in earnings of operating affiliate in the third quarter of 2026 compared to the third quarter of 2025 reflects higher natural gas costs and lower sales volumes, partially offset by higher ammonia selling prices.
Interest Expense
Interest expense was $168 million in the third quarter of 2026 compared to $41 million in the third quarter of 2025. The increase of $127 million was due primarily to $131 million of interest expense recorded in the third quarter of 2026 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Transfer pricing reserves,” above.
Interest Income
Interest income was $92 million in the third quarter of 2026 compared to $23 million in the third quarter of 2025. The increase of $69 million was due primarily to $66 million of interest income recorded in the third quarter of 2026 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Transfer pricing reserves,” above.
Income Tax Provision
For the third quarter of 2026, we recorded an income tax provision of $99 million on pre-tax income of $619 million, or an effective tax rate of 15.9%, compared to an income tax provision of $105 million on pre-tax income of $565 million, or an effective tax rate of 18.6%, for the third quarter of 2025. Our income tax provision for the three months ended September 30, 2026 included $20 million of income tax benefit primarily related to a decrease in our unrecognized tax benefits resulting from the effective settlement of a state income tax position, which decreased our effective tax rate for the three months ended September 30, 2026 by 3.2 percentage points.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to noncontrolling interests. Our effective tax rate for the third quarter of 2026 of 15.9%, which is based on pre-tax income of $619 million, including $84 million of earnings attributable to noncontrolling interests, would be 2.5 percentage points higher, or 18.4%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $84 million. Our effective tax rate for the third quarter of 2025 of 18.6%, which is based on pre-tax income of $565 million, including $107 million of earnings attributable to noncontrolling interests, would be 4.3 percentage points higher, or 22.9%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $107 million.

CF INDUSTRIES HOLDINGS, INC.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests decreased $23 million, or 21%, to $84 million in the third quarter of 2026 compared to $107 million in the third quarter of 2025 due primarily to lower earnings of CFN driven by lower average selling prices and the loss attributable to the noncontrolling interests in the Blue Point One joint venture. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, Note 13—Variable Interest Entity and Note 16—Noncontrolling Interests for additional information on the Blue Point One joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.68, or 31%, to $2.87 per share in the third quarter of 2026 from $2.19 per share in the third quarter of 2025. This increase was due to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding declined 6% from 161.2 million shares for the third quarter of 2025 to 151.6 million shares for the third quarter of 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales
Our total net sales increased $856 million, or 16%, to $6.07 billion in the first nine months of 2026 compared to $5.21 billion in the first nine months of 2025, due to higher average selling prices partially offset by lower sales volume.
Our average selling price was $442 per ton in the first nine months of 2026 compared to $359 per ton in the first nine months of 2025. Average selling prices for all of our major products were higher in the first nine months of 2026 than in the first nine months of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions due to geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The impact of higher average selling prices was an increase in net sales of approximately $1.07 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Our total sales volume was 13.7 million product tons in the first nine months of 2026 compared to 14.5 million product tons in the first nine months of 2025, as lower sales volume in our AN, Ammonia and UAN segments was partially offset by higher sales volume in our Granular Urea and Other segments. The impact of lower sales volume was a decrease in net sales of approximately $211 million.
Cost of Sales
Our total cost of sales increased $204 million, or 6%, to $3.46 billion in the first nine months of 2026 from $3.25 billion in the first nine months of 2025. The increase in our cost of sales primarily reflects (i) higher costs in the first nine months of 2026 associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex, (ii) higher costs for purchased product, reflecting a higher price per ton for ammonia purchased for upgrade at our U.K. operations and ammonia purchased for resale, (iii) higher costs for natural gas, including the impact of realized derivatives, which increased cost of sales by $53 million, and (iv) higher freight and distribution costs. These factors that increased cost of sales were partially offset by a decrease in sales volume, which decreased cost of sales by $148 million.
Cost of sales also includes the impact of a $3 million unrealized net mark-to-market gain on natural gas derivatives in the first nine months of 2026 compared to a $1 million loss in the first nine months of 2025.
Cost of sales averaged $252 per ton in the first nine months of 2026, a 13% increase compared to $224 per ton in the first nine months of 2025. Our cost of natural gas, including the impact of realized derivatives, increased $0.29 per MMBtu, or 9%, to $3.63 per MMBtu in the first nine months of 2026 from $3.34 per MMBtu in the first nine months of 2025. See “Market Conditions and Current Developments—Natural Gas,” above, for additional information about the factors impacting natural gas prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6 million to $279 million in the first nine months of 2026 compared to $273 million in the first nine months of 2025. The increase was due primarily to higher costs related to certain corporate initiatives.

CF INDUSTRIES HOLDINGS, INC.
U.K. Operations Restructuring
In the first quarter of 2025, our previously decommissioned Ince, U.K. facility was sold, including certain liabilities assumed by the buyer. As a result, we recognized a loss of $23 million for the nine months ended September 30, 2025.
Asset Impairment
In the second quarter of 2026, we recognized an asset impairment charge of $23 million related to property, plant and equipment at our Yazoo City complex. See “Market Conditions and Current Developments—Yazoo City Incident,” above.
Insurance Recoveries
In the first nine months of 2026, we recognized income of $137 million related to insurance proceeds for claims related to the incident at our Yazoo City complex, which consisted of $112 million related to business interruption and $25 million related to property damage. See “Market Conditions and Current Developments—Yazoo City Incident,” above.
Litigation Settlement Gain
In the first nine months of 2026, we recognized a gain of approximately $170 million as a result of litigation settled during the first quarter of 2026. See “Items Affecting Comparability of Results—Litigation settlement gain,” above, for additional information.
Other Operating Income—Net
Other operating income—net was $52 million in the first nine months of 2026 compared to $8 million in the first nine months of 2025. The $52 million of income in the first nine months of 2026 consists primarily of $62 million of 45Q tax credits earned as a result of CO2 sequestered in the period, partially offset by development costs for our Blue Point One joint venture. The $8 million of income in the nine months ended September 30, 2025 consists primarily of $20 million of 45Q Tax Credits earned as a result of CO2 sequestered in the period and gains on sales of emission credits, partially offset by costs related to front-end engineering and design studies for our clean energy initiatives. See “Overview of CF Holdings—Our Strategy,” above, for additional information related to our clean energy initiatives.
Equity in Earnings of Operating Affiliate
Equity in earnings of operating affiliate was $17 million in the first nine months of 2026 compared to $12 million in the first nine months of 2025. Equity in earnings of operating affiliate in the first nine months of 2026 reflects an increase in the operating results of PLNL due primarily to higher ammonia selling prices, partially offset by higher natural gas costs and lower sales volume.
Interest Expense
Interest expense was $257 million in the first nine months of 2026 compared to $114 million in the first nine months of 2025. The increase in interest expense of $143 million in the first nine months of 2026 compared to the first nine months of 2025 was due primarily to $131 million of interest expense recorded in the third quarter of 2026 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Transfer pricing reserves,” above.
In addition, interest expense in the first nine months of 2026 includes higher outstanding principal amounts of senior notes outstanding compared to the first nine months of 2025, offset by higher capitalized interest. Higher outstanding principal amounts of senior notes outstanding reflects the November 2025 issuance of $1 billion aggregate principal amount of 5.300% senior notes due 2035 partially offset by the December 2025 prepayment in full of the outstanding $750 million aggregate principal amount of 4.500% senior secured notes due 2026. See “Liquidity and Capital Resources—Debt—Senior Notes,” below, and Note 12—Interest Expense, for additional information.
Interest Income
Interest income was $138 million in the first nine months of 2026 compared to $57 million in the first nine months of 2025. The increase in interest income of $81 million was due primarily to $66 million of interest income recorded in the third quarter of 2026 related to income tax matters, which are more fully described under “Items Affecting Comparability of Results—Transfer pricing reserves,” above. In addition, the increase in interest income in the first nine months of 2026 compared to the first nine months of 2025 includes interest income on higher average cash balances.

CF INDUSTRIES HOLDINGS, INC.
Income Tax Provision
For the nine months ended September 30, 2026, we recorded an income tax provision of $491 million on pre-tax income of $2.56 billion, or an effective tax rate of 19.2%, compared to an income tax provision of $334 million on pre-tax income of $1.64 billion, or an effective tax rate of 20.4%, for the nine months ended September 30, 2025. Our income tax provision for the nine months ended September 30, 2026 included $20 million of income tax benefit primarily related to a decrease in our unrecognized tax benefits resulting from the effective settlement of a state income tax position, partially offset by $11 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which decreased our effective tax rate for the nine months ended September 30, 2026 by 0.4 percentage points. Our income tax provision for the nine months ended September 30, 2025 included $21 million of income tax expense related to an increase in our unrecognized tax benefits resulting from ongoing tax audits, which increased our effective tax rate by 1.3 percentage points.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests as our consolidated income tax provision does not include a tax provision on the earnings attributable to noncontrolling interests. Our effective tax rate for the nine months ended September 30, 2026 of 19.2%, which is based on pre-tax income of $2.56 billion, including $287 million of earnings attributable to noncontrolling interests, would be 2.4 percentage points higher, or 21.6%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $287 million. Our effective tax rate for the nine months ended September 30, 2025 of 20.4%, which is based on pre-tax income of $1.64 billion, including $252 million of earnings attributable to noncontrolling interests, would be 3.7 percentage points higher, or 24.1%, if based on pre-tax income exclusive of the earnings attributable to noncontrolling interests of $252 million.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $35 million to $287 million in the first nine months of 2026 compared to $252 million in the first nine months of 2025 due primarily to higher earnings of CFN driven by higher average selling prices, partially offset by higher natural gas costs. The increase in net earnings attributable to higher earnings of CFN was partially offset by the loss attributable to the noncontrolling interests in the Blue Point One joint venture, which was formed in the second quarter of 2025. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, Note 13—Variable Interest Entity and Note 16—Noncontrolling Interests for additional information on the Blue Point One joint venture.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $5.21, or 82%, to $11.60 per share in the first nine months of 2026 from $6.39 per share in the first nine months of 2025. This increase was due to higher net earnings driven by an increase in gross margin and lower weighted-average common shares outstanding as a result of common shares repurchased under our share repurchase programs. Diluted weighted-average common shares outstanding declined 7% from 164.3 million shares for the nine months ended September 30, 2025 to 153.3 million shares for the nine months ended September 30, 2026.

CF INDUSTRIES HOLDINGS, INC.
Operating Results by Business Segment
Our reportable segments consist of Ammonia, Granular Urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Other operating costs and expenses (consisting primarily of selling, general and administrative expenses and other operating income—net) and non-operating expenses (consisting primarily of interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. The following table presents summary operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(dollars in millions)
Three months ended September 30, 2026
Net sales	$534	$456	$639	$67	$164	$1,860
Cost of sales	340	262	370	64	104	1,140
Gross margin	$194	$194	$269	$3	$60	$720
Gross margin percentage	36.3%	42.5%	42.1%	4.5%	36.6%	38.7%
Three months ended September 30, 2025
Net sales	$457	$423	$517	$122	$140	$1,659
Cost of sales	349	210	287	91	90	1,027
Gross margin	$108	$213	$230	$31	$50	$632
Gross margin percentage	23.6%	50.4%	44.5%	25.4%	35.7%	38.1%
Nine months ended September 30, 2026
Net sales	$1,747	$1,805	$1,835	$196	$485	$6,068
Cost of sales	1,097	879	966	208	307	3,457
Gross margin	$650	$926	$869	$(12)	$178	$2,611
Gross margin percentage	37.2%	51.3%	47.4%	(6.1)%	36.7%	43.0%
Nine months ended September 30, 2025
Net sales	$1,468	$1,409	$1,597	$340	$398	$5,212
Cost of sales	1,038	744	955	268	248	3,253
Gross margin	$430	$665	$642	$72	$150	$1,959
Gross margin percentage	29.3%	47.2%	40.2%	21.2%	37.7%	37.6%
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
The following table presents summary operating data for our Ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$534	$457	$77	17%	$1,747	$1,468	$279	19%
Cost of sales	340	349	(9)	(3)%	1,097	1,038	59	6%
Gross margin	$194	$108	$86	80%	$650	$430	$220	51%
Gross margin percentage	36.3%	23.6%	12.7%		37.2%	29.3%	7.9%
Sales volume by product tons (000s)	1,003	1,092	(89)	(8)%	2,971	3,325	(354)	(11)%
Sales volume by nutrient tons (000s)(1)	823	895	(72)	(8)%	2,436	2,726	(290)	(11)%
Average selling price per product ton	$532	$418	$114	27%	$588	$442	$146	33%
Average selling price per nutrient ton(1)	$649	$511	$138	27%	$717	$539	$178	33%
Gross margin per product ton	$193	$99	$94	95%	$219	$129	$90	70%
Gross margin per nutrient ton(1)	$236	$121	$115	95%	$267	$158	$109	69%
Depreciation and amortization	$58	$64	$(6)	(9)%	$179	$164	$15	9%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$—	$1	N/M	$(1)	$1	$(2)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2026 Compared to Third Quarter of 2025
Net Sales.    Net sales in our Ammonia segment increased by $77 million, or 17%, to $534 million in the third quarter of 2026 from $457 million in the third quarter of 2025. The increase in our net sales reflects a 27% increase in average selling prices, partially offset by an 8% decrease in sales volume. Average selling prices increased to $532 per ton in the third quarter of 2026 compared to $418 per ton in the third quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above. Ammonia sales volume in the third quarter of 2026 was 1.0 million tons compared to 1.1 million tons in the third quarter of 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $339 per ton in the third quarter of 2026, a 6% increase from $319 per ton in the third quarter of 2025. The increase was due primarily to a higher cost per ton for purchased product, higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, and higher freight and distribution costs. These factors that increased cost of sales were partially offset by lower realized natural gas costs, including the impact of realized derivatives, in the third quarter of 2026 compared to the third quarter of 2025.
Gross Margin.    Gross margin in our Ammonia segment increased by $86 million, or 80%, to $194 million in the third quarter of 2026 from $108 million in the third quarter of 2025, and our gross margin percentage was 36.3% in the third quarter of 2026 compared to 23.6% in the third quarter of 2025. The increase in gross margin was due primarily to a 27% increase in average selling prices, which increased gross margin by $109 million, and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $16 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $28 million, and an 8% decrease in sales volume, which decreased gross margin by $10 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales.    Net sales in our Ammonia segment increased by $279 million, or 19%, to $1.75 billion in the nine months ended September 30, 2026 from $1.47 billion in the nine months ended September 30, 2025. The increase in our net sales

CF INDUSTRIES HOLDINGS, INC.
reflects a 33% increase in average selling prices, partially offset by an 11% decrease in sales volume. Average selling prices increased to $588 per ton in the nine months ended September 30, 2026 compared to $442 per ton in the nine months ended September 30, 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Ammonia sales volume in the nine months ended September 30, 2026 was 3.0 million tons, a decrease of 11% compared to 3.3 million tons in the nine months ended September 30, 2025. The decrease in sales volume was due primarily to lower customer demand for ammonia utilized in their production of phosphate fertilizers and lower supply availability as a result of lower beginning inventory entering 2026 and higher plant turnaround activity and plant downtime in the first nine months of 2026 compared to the first nine months of 2025.
Cost of Sales.    Cost of sales in our Ammonia segment averaged $369 per ton in the nine months ended September 30, 2026, an 18% increase from $313 per ton in the nine months ended September 30, 2025. The increase was due primarily to a higher cost per ton for purchased product, higher costs for maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, and higher realized natural gas costs, including the impact of realized derivatives, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Gross Margin.    Gross margin in our Ammonia segment increased by $220 million, or 51%, to $650 million in the nine months ended September 30, 2026 from $430 million in the nine months ended September 30, 2025, and our gross margin percentage was 37.2% in the nine months ended September 30, 2026 compared to 29.3% in the nine months ended September 30, 2025. The increase in gross margin was due primarily to a 33% increase in average selling prices, which increased gross margin by $440 million. This increase in gross margin was partially offset by the impact of a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $119 million, an 11% decrease in sales volume, which decreased gross margin by $72 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $31 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2026 compared to a $1 million loss in the nine months ended September 30, 2025.
Granular Urea Segment
Our Granular Urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Donaldsonville, Port Neal and Medicine Hat complexes.
The following table presents summary operating data for our Granular Urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$456	$423	$33	8%	$1,805	$1,409	$396	28%
Cost of sales	262	210	52	25%	879	744	135	18%
Gross margin	$194	$213	$(19)	(9)%	$926	$665	$261	39%
Gross margin percentage	42.5%	50.4%	(7.9)%		51.3%	47.2%	4.1%
Sales volume by product tons (000s)	1,079	939	140	15%	3,650	3,252	398	12%
Sales volume by nutrient tons (000s)(1)	496	431	65	15%	1,679	1,496	183	12%
Average selling price per product ton	$423	$450	$(27)	(6)%	$495	$433	$62	14%
Average selling price per nutrient ton(1)	$919	$981	$(62)	(6)%	$1,075	$942	$133	14%
Gross margin per product ton	$180	$227	$(47)	(21)%	$254	$204	$50	25%
Gross margin per nutrient ton(1)	$391	$494	$(103)	(21)%	$552	$445	$107	24%
Depreciation and amortization	$69	$58	$11	19%	$220	$201	$19	9%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$—	$1	N/M	$(1)	$—	$(1)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

CF INDUSTRIES HOLDINGS, INC.
Third Quarter of 2026 Compared to Third Quarter of 2025
Net Sales.    Net sales in our Granular Urea segment increased $33 million, or 8%, to $456 million in the third quarter of 2026 from $423 million in the third quarter of 2025. The increase in our net sales reflects a 15% increase in sales volume, partially offset by a 6% decrease in average selling prices. The increase in sales volume was due primarily to a production mix that favored granular urea production in the third quarter of 2026 compared to the third quarter of 2025. Average selling prices decreased to $423 per ton in the third quarter of 2026 compared to $450 per ton in the third quarter of 2025 due primarily to lower global demand due in part to prospects of returning supply availability from the Middle East, as further described in “Market Conditions and Current Developments—Geopolitical Environment,” above.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $243 per ton in the third quarter of 2026, a 9% increase from $223 per ton in the third quarter of 2025. The increase was due primarily to higher production costs, including labor and other overhead, and higher costs for maintenance activity in the third quarter of 2026 compared to the third quarter of 2025.
Gross Margin.    Gross margin in our Granular Urea segment decreased by $19 million, or 9%, to $194 million in the third quarter of 2026 from $213 million in the third quarter of 2025, and our gross margin percentage was 42.5% in the third quarter of 2026 compared to 50.4% in the third quarter of 2025. The decrease in gross margin was due primarily to a 6% decrease in average selling prices, which decreased gross margin by $31 million, a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $20 million and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $2 million. These factors that decreased gross margin were partially offset by a 15% increase in sales volume, which increased gross margin by $35 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market loss on natural gas derivatives in the third quarter of 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales.    Net sales in our Granular Urea segment increased $396 million, or 28%, to $1.81 billion in the nine months ended September 30, 2026 from $1.41 billion in the nine months ended September 30, 2025 due primarily to a 14% increase in average selling prices and a 12% increase in sales volume. Average selling prices increased to $495 per ton in the nine months ended September 30, 2026 compared to $433 per ton in the nine months ended September 30, 2025 due primarily to a tighter global nitrogen supply and demand balance that was further tightened by supply disruptions related to the conflict with Iran. See “Market Conditions and Current Developments—Geopolitical Environment,” above. The increase in sales volume was due primarily to a production mix that favored granular urea production and higher beginning inventory entering 2026 compared to the prior year period in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Cost of Sales.    Cost of sales in our Granular Urea segment averaged $241 per ton in the nine months ended September 30, 2026, a 5% increase from $229 per ton in the nine months ended September 30, 2025. The increase was due primarily to higher production costs, including labor and other overhead, higher realized natural gas costs, including the impact of realized derivatives, and higher freight and distribution costs in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Gross Margin.    Gross margin in our Granular Urea segment increased by $261 million, or 39%, to $926 million in the nine months ended September 30, 2026 from $665 million in the nine months ended September 30, 2025, and our gross margin percentage was 51.3% in the nine months ended September 30, 2026 compared to 47.2% in the nine months ended September 30, 2025. The increase in gross margin was due primarily to a 14% increase in average selling prices, which increased gross margin by $226 million, and a 12% increase in sales volume, which increased gross margin by $83 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $37 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $12 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2026.

CF INDUSTRIES HOLDINGS, INC.
UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our Courtright, Donaldsonville, Port Neal, Verdigris, Woodward, and Yazoo City complexes.
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$639	$517	$122	24%	$1,835	$1,597	$238	15%
Cost of sales	370	287	83	29%	966	955	11	1%
Gross margin	$269	$230	$39	17%	$869	$642	$227	35%
Gross margin percentage	42.1%	44.5%	(2.4)%		47.4%	40.2%	7.2%
Sales volume by product tons (000s)	1,987	1,564	423	27%	5,049	5,341	(292)	(5)%
Sales volume by nutrient tons (000s)(1)	627	495	132	27%	1,593	1,690	(97)	(6)%
Average selling price per product ton	$322	$331	$(9)	(3)%	$363	$299	$64	21%
Average selling price per nutrient ton(1)	$1,019	$1,044	$(25)	(2)%	$1,152	$945	$207	22%
Gross margin per product ton	$135	$147	$(12)	(8)%	$172	$120	$52	43%
Gross margin per nutrient ton(1)	$429	$465	$(36)	(8)%	$546	$380	$166	44%
Depreciation and amortization	$78	$60	$18	30%	$195	$205	$(10)	(5)%
Unrealized net mark-to-market gain on natural gas derivatives	$—	$(1)	$1	100%	$(1)	$—	$(1)	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1)UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2026 Compared to Third Quarter of 2025
Net Sales.    Net sales in our UAN segment increased $122 million, or 24%, to $639 million in the third quarter of 2026 from $517 million in the third quarter of 2025 due primarily to a 27% increase in sales volume, partially offset by a 3% decrease in average selling prices. The increase in sales volume was due primarily to higher supply availability resulting from higher beginning inventory entering the third quarter of 2026 as a result of deferred demand from the second quarter of 2026. Average selling prices decreased to $322 per ton in the third quarter of 2026 compared to $331 per ton in the third quarter of 2025 as a tighter global nitrogen supply and demand balance further tightened by global supply constraints, including the impacts of geopolitical events, continued to impact pricing in both the third quarter of 2025 and third quarter of 2026. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further information.
Cost of Sales.    Cost of sales in our UAN segment averaged $187 per ton in the third quarter of 2026, a 2% increase from $184 per ton in the third quarter of 2025, due primarily to higher freight and distribution costs, partially offset by a decrease in realized natural gas costs, including the impact of realized derivatives, in the third quarter of 2026 compared to the third quarter of 2025.
Gross Margin.    Gross margin in our UAN segment increased by $39 million, or 17%, to $269 million in the third quarter of 2026 from $230 million in the third quarter of 2025, and our gross margin percentage was 42.1% in the third quarter of 2026 compared to 44.5% in the third quarter of 2025. The increase in gross margin was due primarily to a 27% increase in sales volume, which increased gross margin by $82 million and a decrease in realized natural gas costs, including the impact of realized derivatives, which increased gross margin by $6 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $28 million and a 3% decrease in average selling prices, which decreased gross margin by $20 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales.    Net sales in our UAN segment increased $238 million, or 15%, to $1.84 billion in the nine months ended September 30, 2026 from $1.60 billion in the nine months ended September 30, 2025 due primarily to a 21% increase in

CF INDUSTRIES HOLDINGS, INC.
average selling prices, partially offset by a 5% decrease in sales volume. Average selling prices increased to $363 per ton in the nine months ended September 30, 2026 compared to $299 per ton in the nine months ended September 30, 2025 due primarily to a tighter global nitrogen supply and demand balance further tightened by global supply constraints, including the impacts of geopolitical events. See “Market Conditions and Current Developments—Geopolitical Environment,” above, for further information. The decrease in sales volume was due primarily to lower global demand and lower supply availability, which was driven by a production mix that favored granular urea production and the impact of our idled Yazoo City complex.
Cost of Sales.    Cost of sales in our UAN segment averaged $191 per ton in the nine months ended September 30, 2026, a 7% increase from $179 per ton in the nine months ended September 30, 2025, due primarily to higher freight and distribution costs, higher costs for maintenance activity and higher realized natural gas costs, including the impact of realized derivatives, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Gross Margin.    Gross margin in our UAN segment increased by $227 million, or 35%, to $869 million in the nine months ended September 30, 2026 from $642 million in the nine months ended September 30, 2025, and our gross margin percentage was 47.4% in the nine months ended September 30, 2026 compared to 40.2% in the nine months ended September 30, 2025. The increase in gross margin was due primarily to a 21% increase in average selling prices, which increased gross margin by $310 million. The impact to gross margin from the increase in average selling prices was partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $42 million, a 5% decrease in sales volume, which decreased gross margin by $34 million and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $8 million. Gross margin also includes the impact of a $1 million unrealized net mark-to-market gain on natural gas derivatives in the nine months ended September 30, 2026.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN, which has a nitrogen content between 29% and 35%, is produced by combining anhydrous ammonia and nitric acid. AN is used as nitrogen fertilizer and is also used extensively by the commercial explosives industry as a component of explosives. AN is produced at our Yazoo City and Billingham complexes.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$67	$122	$(55)	(45)%	$196	$340	$(144)	(42)%
Cost of sales	64	91	(27)	(30)%	208	268	(60)	(22)%
Gross margin	$3	$31	$(28)	(90)%	$(12)	$72	$(84)	N/M
Gross margin percentage	4.5%	25.4%	(20.9)%		(6.1)%	21.2%	(27.3)%
Sales volume by product tons (000s)	127	384	(257)	(67)%	386	1,090	(704)	(65)%
Sales volume by nutrient tons (000s)(1)	44	133	(89)	(67)%	133	376	(243)	(65)%
Average selling price per product ton	$528	$318	$210	66%	$508	$312	$196	63%
Average selling price per nutrient ton(1)	$1,523	$917	$606	66%	$1,474	$904	$570	63%
Gross margin per product ton	$24	$81	$(57)	(70)%	$(31)	$66	$(97)	N/M
Gross margin per nutrient ton(1)	$68	$233	$(165)	(71)%	$(90)	$191	$(281)	N/M
Depreciation and amortization	$2	$9	$(7)	(78)%	$8	$27	$(19)	(70)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
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

CF INDUSTRIES HOLDINGS, INC.
equipment. See “Market Conditions and Current Developments—Yazoo City Incident,” above, for additional information. The Yazoo City incident does not impact AN production at our Billingham complex.
Third Quarter of 2026 Compared to Third Quarter of 2025
Net Sales.    Net sales in our AN segment decreased $55 million, or 45%, to $67 million in the third quarter of 2026 from $122 million in the third quarter of 2025 due to a 67% decrease in sales volume, partially offset by a 66% increase in average selling prices. The decrease in sales volume was due primarily to lower supply availability due to lower production in the third quarter of 2026 as a result of the idled Yazoo City plant described above. Average selling prices increased to $528 per ton in the third quarter of 2026 compared to $318 per ton in the third quarter of 2025 due primarily to a tighter global nitrogen supply and demand balance that was further impacted by geopolitical events as well as a higher proportion of AN sales in the United Kingdom compared to the third quarter of 2025. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Cost of Sales.    Cost of sales in our AN segment averaged $504 per ton in the third quarter of 2026, a 113% increase from $237 per ton in the third quarter of 2025. The increase was due primarily to (i) a higher proportion of AN sales in the United Kingdom compared to the third quarter of 2025, which include a higher cost per ton due to purchasing ammonia for upgrade to AN compared to the cost of natural gas used to produce ammonia, (ii) a higher price per ton for ammonia purchased for upgrade to AN, and (iii) higher costs associated with maintenance activity, including certain unabsorbed fixed costs resulting from our idled Yazoo City plant in the third quarter of 2026 compared to the third quarter of 2025.
Gross Margin.    Gross margin in our AN segment decreased $28 million to $3 million in the third quarter of 2026 from $31 million in the third quarter of 2025, and our gross margin percentage was 4.5% in the third quarter of 2026 compared to 25.4% in the third quarter of 2025. The decrease in gross margin was due primarily to a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $23 million, and a 67% decrease in sales volume, which decreased gross margin by $22 million. These factors that decreased gross margin were partially offset by the impact of a 66% increase in average selling prices, which increased gross margin by $17 million.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales.    Net sales in our AN segment decreased $144 million, or 42%, to $196 million in the nine months ended September 30, 2026 from $340 million in the nine months ended September 30, 2025 due to a 65% decrease in sales volume, partially offset by a 63% increase in average selling prices. Sales volume was lower due primarily to lower supply availability due to the idled Yazoo City plant described above. Average selling prices increased to $508 per ton in the nine months ended September 30, 2026 compared to $312 per ton in the nine months ended September 30, 2025 due primarily to a tighter global nitrogen supply and demand balance that was further impacted by geopolitical events as well as a higher proportion of AN sales in the United Kingdom compared to the nine months ended September 30, 2025. See “Market Conditions and Current Developments—Geopolitical Environment,” above.
Cost of Sales.    Cost of sales in our AN segment averaged $539 per ton in the nine months ended September 30, 2026, a 119% increase from $246 per ton in the nine months ended September 30, 2025. The increase was due primarily to (i) a higher proportion of AN sales in the United Kingdom compared to the nine months ended September 30, 2025, which included a higher cost per ton due to purchasing ammonia for upgrade to AN compared to the cost of natural gas used to produce ammonia, (ii) a higher price per ton for ammonia purchased for upgrade to AN, and (iii) higher costs associated with maintenance activity, including certain unabsorbed fixed costs resulting from our idled Yazoo City plant, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Gross Margin.    Gross margin in our AN segment decreased $84 million to $(12) million in the nine months ended September 30, 2026 from $72 million in the nine months ended September 30, 2025, and our gross margin percentage was (6.1)% in the nine months ended September 30, 2026 compared to 21.2% in the nine months ended September 30, 2025. The decrease in gross margin was due primarily to a 65% decrease in sales volume, which reduced gross margin by $66 million, and a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $64 million. These factors that decreased gross margin were partially offset by a 63% increase in average selling prices, which increased gross margin by $46 million.

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

The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 v. 2025		2026	2025	2026 v. 2025
	(dollars in millions, except per ton amounts)
Net sales	$164	$140	$24	17%	$485	$398	$87	22%
Cost of sales	104	90	14	16%	307	248	59	24%
Gross margin	$60	$50	$10	20%	$178	$150	$28	19%
Gross margin percentage	36.6%	35.7%	0.9%		36.7%	37.7%	(1.0)%
Sales volume by product tons (000s)	603	525	78	15%	1,678	1,521	157	10%
Sales volume by nutrient tons (000s)(1)	122	106	16	15%	335	306	29	9%
Average selling price per product ton	$272	$267	$5	2%	$289	$262	$27	10%
Average selling price per nutrient ton(1)	$1,344	$1,321	$23	2%	$1,448	$1,301	$147	11%
Gross margin per product ton	$100	$95	$5	5%	$106	$99	$7	7%
Gross margin per nutrient ton(1)	$492	$472	$20	4%	$531	$490	$41	8%
Depreciation and amortization	$18	$17	$1	6%	$50	$47	$3	6%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$—	$—	$—	—%	$—	$—	$—	—%
_______________________________________________________________________________
(1)Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2026 Compared to Third Quarter of 2025
Net Sales.    Net sales in our Other segment increased by $24 million, or 17%, to $164 million in the third quarter of 2026 from $140 million in the third quarter of 2025 due to a 15% increase in sales volume and a 2% increase in average selling prices. The increase in sales volume primarily reflected higher DEF and urea liquor shipments. Average selling prices increased by 2% due primarily to a tighter global nitrogen supply and demand balance that continued to impact nitrogen selling prices in the third quarter of 2026.
Cost of Sales.    Cost of sales in our Other segment averaged $172 per ton in both the third quarter of 2026 and the third quarter of 2025.
Gross Margin.    Gross margin in our Other segment increased by $10 million, or 20%, to $60 million in the third quarter of 2026 from $50 million in the third quarter of 2025, and our gross margin percentage was 36.6% in the third quarter of 2026 compared to 35.7% in the third quarter of 2025. The increase in gross margin was due primarily to a 15% increase in sales volume, which increased gross margin by $13 million, and a 2% increase in average selling prices, which increased gross margin by $3 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $6 million.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net Sales.    Net sales in our Other segment increased by $87 million, or 22%, to $485 million in the nine months ended September 30, 2026 from $398 million in the nine months ended September 30, 2025 due to a 10% increase in average selling prices and a 10% increase in sales volume. Average selling prices increased by 10% due primarily to a tighter global nitrogen supply and demand balance. The increase in sales volume primarily reflected higher DEF and nitric acid shipments.
Cost of Sales.    Cost of sales in our Other segment averaged $183 per ton in the nine months ended September 30, 2026, a 12% increase from $163 per ton in the nine months ended September 30, 2025, due primarily to higher costs associated with

CF INDUSTRIES HOLDINGS, INC.
maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. See “AN Segment—Yazoo City Incident,” above, for additional information.
Gross Margin.    Gross margin in our Other segment increased by $28 million, or 19%, to $178 million in the nine months ended September 30, 2026 from $150 million in the nine months ended September 30, 2025, and our gross margin percentage was 36.7% in the nine months ended September 30, 2026 compared to 37.7% in the nine months ended September 30, 2025. The increase in gross margin was due primarily to a 10% increase in average selling prices, which increased gross margin by $45 million, and a 10% increase in sales volume, which increased gross margin by $26 million. These factors that increased gross margin were partially offset by a net increase in manufacturing, maintenance and other costs, which decreased gross margin by $41 million, and an increase in realized natural gas costs, including the impact of realized derivatives, which decreased gross margin by $2 million.
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
Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our revolving credit agreement. As of September 30, 2026, we were in compliance with all applicable covenant requirements under our revolving credit agreement and senior notes, and unused borrowing capacity under our revolving credit agreement was $750 million.
On July 8, 2026, our Board of Directors (the Board) declared a quarterly dividend of $0.60 per common share, representing an increase from the quarterly dividend of $0.50 per common share that was declared and paid in the second quarter of 2026. The dividend was paid on August 31, 2026 to stockholders of record as of August 14, 2026.
As of September 30, 2026, our cash and cash equivalents balance was $2.82 billion, an increase of $838 million from $1.98 billion at December 31, 2025, and consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents, excluding amounts related to Blue Point Number One, LLC	$2,324	$1,852
Cash and cash equivalents—Blue Point Number One, LLC	496	130
Total cash and cash equivalents	$2,820	$1,982
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
The Blue Point One joint venture is constructing an ATR ammonia production facility with a CO2 dehydration and compression unit to prepare captured CO2 for transportation and sequestration. Engineering, equipment procurement and pre-construction activities at our Blue Point complex began in the second quarter of 2025. State and federal permits were received in July 2026, enabling construction at the Blue Point complex to commence in August 2026. Low-carbon ammonia production

CF INDUSTRIES HOLDINGS, INC.
is expected to begin in 2029. See Note 13—Variable Interest Entity, for information on permitting matters related to the Blue Point complex.
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

Blue Point One
(in millions)
Capital expenditures in 2026:
First quarter	$65
Second quarter	78
Third quarter	89
Total capital expenditures in 2026	$232
Capital expenditures project to date—September 30, 2026	$539
Pursuant to periodic capital calls, the Blue Point One joint venture members fund the cost of the facility’s engineering, procurement and construction according to their respective ownership percentages. The following table presents capital contributions made by us and our Blue Point One joint venture partners, JERA and Mitsui:

	CF Holdings(1)(2)	JERA and Mitsui	Total
	(in millions)
Capital contributions in 2025:
Second quarter	$157	$235	$392
Third quarter	38	56	94
Total capital contributions in 2025	195	291	486
Capital contributions in 2026:
First quarter	78	117	195
Second quarter	78	116	194
Third quarter	105	158	263
Total capital contributions in 2026	261	391	652
Capital contributions project to date—September 30, 2026	$456	$682	$1,138
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
In addition, we plan to invest approximately $550 million to build the Common Facilities at our Blue Point complex to supply the ammonia production facility with services, including product storage and vessel loading. The Common Facilities are being constructed with a similar timeline as the ammonia production facility noted above.
See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, and Note 13—Variable Interest Entity, for additional information on the Blue Point One joint venture.

CF INDUSTRIES HOLDINGS, INC.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity or capabilities, improve plant efficiency, comply with various environmental, health and safety requirements, and invest in our clean energy strategy. Capital expenditures totaled $776 million in the first nine months of 2026 compared to $724 million in the first nine months of 2025.

	September 30, 2026	September 30, 2025
	(in millions)
Existing operations	$421	$500
Blue Point One joint venture(1)	232	213
Blue Point complex Common Facilities	99	2
Capitalized interest	24	9
Total capital expenditures	$776	$724
_______________________________________________________________________________
(1)Amounts represent 100% of the Blue Point One joint venture capital spending, of which 60% is funded by our joint venture partners through capital contributions to the joint venture. See “Overview of CF Holdings—Our Strategy—Blue Point One joint venture,” above, and Note 13—Variable Interest Entity, for additional information on the Blue Point One joint venture.
The Blue Point One joint venture is consolidated in our financial statements, including our statements of cash flows. We currently anticipate that our consolidated capital expenditures for the full year 2026 to be approximately $1.3 billion, consisting of approximately $600 million for our existing operations and approximately $600 million representing the Blue Point One joint venture’s planned capital expenditures related to construction of the low-carbon ATR ammonia production facility at our Blue Point complex. Also, we anticipate our 2026 capital spending will include approximately $150 million related to our construction of the Common Facilities at the Blue Point complex.
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
The Yazoo City incident is a covered event under our comprehensive insurance coverage for property damage, business interruption and other insurable exposures applicable to our global manufacturing plants and properties. In the first nine months of 2026, we have filed insurance claims for property damage and business interruption related to the Yazoo City incident. In the second and third quarters of 2026, we received insurance proceeds of $75 million and $62 million, respectively. We continue to work with the insurance carriers to determine the total value of the claims and expect to receive insurance proceeds over the rebuilding period of the Yazoo City plant.
Our projected consolidated capital expenditures for the full year 2026 related to our existing operations of $600 million, as noted under Capital Spending, above, does not include an estimate of the capital expenditures for the rebuild of our Yazoo City plant. We expect a significant portion of these capital expenditures will be offset by property insurance proceeds. Based on time required for fabrication and delivery of certain required equipment, we expect production at our Yazoo City complex will resume in the first half of 2027.

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
The following table summarizes the share repurchases under the 2025 Share Repurchase Program through September 30, 2026.

	Shares	Amounts(1)
	(in millions)
Shares repurchased in 2025:
Fourth quarter	3.4	$278
Total shares repurchased in 2025	3.4	$278
Shares repurchased in 2026:
First quarter	0.2	$15
Second quarter	2.0	230
Third quarter	3.0	367
Total shares repurchased in 2026	5.2	$612
Shares repurchased as of September 30, 2026	8.6	$890
______________________________________________________________________________
(1)As defined in the 2025 Share Repurchase Program, amounts reflect the price paid for the shares of common stock repurchased, excluding commissions paid to brokers and excise taxes.
In the nine months ended September 30, 2026, we repurchased approximately 5.2 million shares under the 2025 Share Repurchase Program for $612 million, of which $15 million was accrued and unpaid as of September 30, 2026. In the nine months ended September 30, 2025, we repurchased approximately 12.5 million shares under the 2022 Share Repurchase Program for $1.00 billion, of which $5 million was accrued and unpaid as of September 30, 2025.
Canada Revenue Agency Competent Authority Matter
For tax years after 2011, certain of our Canadian subsidiaries were accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities in connection with transfer pricing matters. In order to mitigate the assessment of future Canadian interest on these Canadian transfer pricing positions, we made income tax deposits to the Canadian taxing authorities of CAD $423 million (approximately $306 million) during the first nine months of 2026. The income tax deposits were recorded as noncurrent income tax-related assets and will be applied against the tax and interest ultimately due upon resolution by the competent authorities. For the amounts ultimately owed and paid to the Canadian taxing authorities, the Company will seek refunds of related taxes paid in the United States.
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

CF INDUSTRIES HOLDINGS, INC.
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
As of September 30, 2026, we had unused borrowing capacity under the Revolving Credit Agreement of $750 million and no outstanding letters of credit under the Revolving Credit Agreement. In addition, there were no borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2026, or as of December 31, 2025.
Letters of Credit Under Reimbursement Agreement
We are party to a reimbursement agreement providing for the issuance of up to $425 million of letters of credit. As of September 30, 2026, approximately $300 million of letters of credit were outstanding under this agreement. The primary purpose of the letters of credit outstanding is to provide credit support to Canadian taxing authorities for amounts related to certain tax years that were reassessed and objected to, and which have been accepted for consideration under the bilateral settlement provisions of the U.S.-Canada tax treaty by the United States and Canadian competent authorities.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2026 and December 31, 2025 consisted of the following debt securities issued by CF Industries:

	Effective Interest Rate	September 30, 2026		December 31, 2025
		Principal Outstanding	Carrying Amount(1)	Principal Outstanding	Carrying Amount(1)
		(in millions)
Public Senior Notes:
5.150% due March 2034	5.293%	$750	$743	$750	$743
5.300% due November 2035	5.444%	1,000	990	1,000	989
4.950% due June 2043	5.040%	750	743	750	742
5.375% due March 2044	5.478%	750	741	750	741
Total long-term debt		$3,250	$3,217	$3,250	$3,215
_______________________________________________________________________________
(1)Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $5 million as of both September 30, 2026 and December 31, 2025, and total deferred debt issuance costs were $28 million and $30 million as of September 30, 2026 and December 31, 2025, respectively.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2034, 2035, 2043 and 2044 (the Public Senior Notes), each series of the Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified redemption prices.
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
Customer advances, which typically represent a portion of the contract’s value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time control transfers to the customer, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until control transfers and revenue is recognized. As of September 30, 2026 and December 31, 2025, we had $469 million and $77 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based products. From time to time, we may also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. As of September 30, 2026, our open natural gas derivative contracts consisted of natural gas fixed price swaps, basis swaps and options for 37.2 million MMBtus of natural gas. As of December 31, 2025, our open natural gas derivative contracts consisted of natural gas basis swaps for 13.5 million MMBtus of natural gas.
Defined Benefit Pension Plans
The Company has been undertaking a strategy to settle our defined benefit pension plans in the United States, Canada and the United Kingdom.
In the fourth quarter of 2025, pursuant to the implementation of our retirement plan strategy for our Canadian and U.K. pension plans, we entered into agreements with insurance companies to purchase non-participating group buy-in annuity contracts (buy-in contracts), and for one of our Canadian plans, a non-participating group buy-out annuity contract that transferred the majority of the plan’s projected benefit obligation to the insurance company. In the third quarter of 2026, we settled substantially all obligations under our other Canadian pension plan through a combination of lump sum payments and the conversion of the majority of an existing non-participating group buy-in annuity contract to a non-participating group buy-out annuity contract. As a result of these transactions, the remaining projected benefit obligations under our Canadian pension plans are insignificant. For our U.K. pension plans, while the buy-in contracts did not transfer the projected benefit obligations to the insurance companies, they were structured to align with the projected benefits for each of the plans and are held as pension trust assets. Accordingly, we do not expect to have any significant future required contributions for our U.K. or Canadian pension plans.
In the third quarter of 2026, we settled all obligations under our primary U.S. pension plan through a combination of lump sum payments and the purchase of a non-participating group buy-out annuity contract, both of which were funded with plan assets. In connection with the settlement, we made total cash contributions of $9 million to the U.S. pension plan in order to complete the final settlement of the plan liabilities, including the cost to purchase the annuity contract and distribute the lump sum payments.

CF INDUSTRIES HOLDINGS, INC.
Distributions to Noncontrolling Interest in CFN
On January 30, 2026, CFN distributed $201 million to CHS for the distribution period ended December 31, 2025. On July 31, 2026, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2026, in accordance with CFN’s limited liability company agreement, and CFN distributed $246 million to CHS for this distribution period. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2026 is approximately $93 million.
Cash Flows
Net cash provided by operating activities during the first nine months of 2026 was $2.54 billion, an increase of $331 million, compared to $2.21 billion in the first nine months of 2025. The increase in cash flow from operations was due primarily to an increase in gross margin of $652 million, driven by higher average selling prices, partially offset by higher costs associated with maintenance activity, including certain unabsorbed fixed costs as a result of plant downtime, including at our idled Yazoo City complex, and lower sales volume. The increase in cash flow from operations also includes $170 million of litigation settlement proceeds and $112 million of insurance proceeds received for business interruption related to our idled Yazoo City complex. The factors increasing cash flows from operations were partially offset by approximately $306 million of income tax deposits made to Canadian taxing authorities during the first nine months of 2026 and cash used for changes in working capital, including cash used to fund accounts payable and accrued expenses and income taxes. See “Canada Revenue Agency Competent Authority Matter,” above, for additional information.
Net cash used in investing activities was $756 million in the first nine months of 2026 compared to $707 million in the first nine months of 2025. Capital expenditures totaled $776 million during the first nine months of 2026 compared to $724 million in the first nine months of 2025. Our capital expenditures for the first nine months of 2026 included $232 million related to the Blue Point One joint venture and $99 million related to the Blue Point complex Common Facilities. Our capital expenditures for the first nine months of 2025 included $213 million related to the Blue Point One joint venture and $2 million related to the Blue Point complex Common Facilities. These factors increasing cash used in investing activities were partially offset by $25 million of insurance proceeds received for property damage related to the November 2025 incident at our Yazoo City complex.
Net cash used in financing activities was $929 million in the first nine months of 2026 compared to $1.30 billion in the first nine months of 2025. The decrease in net cash used in financing activities was due primarily to lower share repurchases and higher contributions from noncontrolling interests. In the first nine months of 2026, we paid $610 million for share repurchases compared to $1.02 billion in the first nine months of 2025. In the first nine months of 2026, contributions received from noncontrolling interests were $391 million compared to $291 million in the first nine months of 2025 due to higher capital contributions from our Blue Point One joint venture partners, JERA and Mitsui. These factors that resulted in lower cash used in financing activities were partially offset by higher distributions to noncontrolling interests related to our strategic joint venture with CHS.
Critical Accounting Estimates
During the first nine months of 2026, there were no material changes to our critical accounting estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for information on our market risk exposure due to changes in commodity prices, interest rates and foreign currency exchange rates, and our utilization of natural gas derivatives and an analysis of the sensitivity of these derivatives. As of September 30, 2026, we had open natural gas derivative contracts for 37.2 million MMBtus covering certain periods through March 2027.
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
(b)    Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.
PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth share repurchases, on a trade date basis, for each of the three months of the quarter ended September 30, 2026.

	Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)(2)
July 1, 2026 - July 31, 2026	259,514	(3)	$112.48	259,212	$1,448,004
August 1, 2026 - August 31, 2026	1,015,123	(4)	120.49	1,000,608	1,327,405
September 1, 2026 - September 30, 2026	1,770,230	(5)	126.25	1,724,441	1,110,113
Total	3,044,867		$123.16	2,984,261
_______________________________________________________________________________
(1)Average price paid per share of CF Industries Holdings, Inc. (CF Holdings) common stock repurchased under the 2025 Share Repurchase Program, as defined below, is the execution price, excluding commissions paid to brokers and excise taxes.
(2)On May 6, 2025, we announced that our Board of Directors authorized the repurchase of up to $2 billion of CF Holdings common stock effective through December 31, 2029. This share repurchase program is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchase Programs in Part I of this Quarterly Report on Form 10-Q and in Note 17—Stockholders’ Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1. Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(3)Includes 302 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units.
(4)Includes 14,515 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units and restricted stock units.
(5)Includes 45,789 shares withheld to pay employee tax obligations upon the lapse of restrictions on performance restricted stock units and restricted stock units.
ITEM 5.    OTHER INFORMATION.
During the quarter ended September 30, 2026, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of CF Industries Holdings, Inc.
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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 5, 2026	By:	/s/ CHRISTOPHER D. BOHN
Christopher D. Bohn President and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2026	By:	/s/ ANDREW T. SCRIBNER
Andrew T. Scribner Executive Vice President and Chief Financial Officer (Principal Financial Officer)